Form 10-Q
period 2005-07-02
Polypore International, Inc.
filed 2005-08-16
CIK 1292556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 2, 2005

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from ___to ___
Commission file number: 1-32266
POLYPORE INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-2049334

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

13800 South Lakes Drive Charlotte, North Carolina	28273

(Address of Principal Executive Offices)	(Zip Code)
(704) 587-8409

(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The Company currently has 171,421 shares of common stock outstanding.

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
Six Months Ended July 2, 2005
(unaudited)
Polypore International, Inc.
Index to Quarterly Report on Form 10-Q
For the Quarter Ended July 2, 2005
In this Quarterly Report on Form 10-Q, the words “Polypore International,” “Company,” “we,” “us” and “our” refer to Polypore International, Inc. together with its subsidiaries, including Polypore, Inc., unless the context indicates otherwise.

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
Six Months Ended July 2, 2005
(unaudited)
Forward-looking statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements, including, in particular, the statements about Polypore International’s plans, objectives, strategies and prospects regarding, among other things, the financial condition, results of operations and business of Polypore International and its subsidiaries. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” and other words and terms of similar meaning. These forward-looking statements may be contained under the captions “Controls and Procedures” or “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or the Company’s financial statements or the notes thereto. These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Many factors mentioned in our discussion in this Quarterly Report on Form 10-Q, including the risks outlined under “Risk Factors” set forth in our Registration Statement on Form S-4 filed with the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”) on June 13, 2005 (File No. 333-124142), will be important in determining future results. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including with respect to Polypore International, the following, among other things:
•	the highly competitive nature of the markets in which we sell our products;

•	the failure to continue to develop innovative products;

•	the increased use of synthetic hemodialysis filtration membranes by our customers;

•	the loss of our customers;

•	the vertical integration by our customers of the production of our products into their own manufacturing process;

•	increases in prices for raw materials or the loss of key supplier contracts;

•	employee slowdowns, strikes or similar actions;

•	product liability claims exposure;

•	risks in connection with our operations outside the United States;

•	the incurrence of substantial costs to comply with, or as a result of violations of, or liabilities under environmental laws;

•	the failure to protect our intellectual property;

•	the failure to replace lost senior management;

•	the incurrence of additional debt, contingent liabilities and expenses in connection with future acquisitions;

•	the failure to effectively integrate newly acquired operations; and

•	the absence of expected returns from the amount of intangible assets we have recorded.
Because our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements, we cannot give any assurance that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have.
Additional information
We will file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) under the Exchange Act with the SEC. These reports are available electronically as soon as reasonably practicable after we file such materials with the Commission through the Internet web site maintained by the SEC at http://www.sec.gov or by calling the SEC at its principal offices in Washington, DC at 1-800-SEC-0330. The reports are also available in print to any shareholder who requests them by contacting our corporate secretary at the address above for the Company’s principal executive offices.

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
Six Months Ended July 2, 2005
(unaudited)
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Polypore International, Inc.
Condensed Consolidated Balance Sheets

	July 2, 2005	January 1, 2005*
(in thousands)	(unaudited)

Assets
Current assets:
Cash and equivalents	$31,805	$33,149
Accounts receivable, net	90,455	106,296
Inventories	59,831	61,789
Refundable income taxes	7,878	8,850
Deferred income taxes	3,252	7,954
Prepaid and other	7,116	5,288

Total current assets	200,337	223,326
Property, plant and equipment, net	393,548	441,350
Goodwill	537,517	535,844
Intangibles and loan acquisition costs, net	231,776	244,629
Environmental indemnification receivable, less current portion	17,894	20,125
Other	1,589	1,142

Total assets	$1,382,661	$1,466,416

Liabilities and shareholders’ equity
Current liabilities:
Revolving credit obligations	$—	$—
Accounts payable	19,586	20,581
Accrued liabilities	40,727	51,229
Current portion of debt-optional prepayment	—	25,000
Current portion of debt	4,390	2,260
Current portion of capital lease obligation	1,299	1,272

Total current liabilities	66,002	100,342
Debt, less current portion	1,007,932	1,029,391
Capital lease obligations, less current portion	6,688	7,344
Pension and postretirement benefits	45,551	48,652
Post employment benefits	8,212	10,119
Environmental reserve, less current portion	23,115	24,394
Deferred income taxes	123,301	137,240
Other	1,540	3,033
Commitments and contingencies

Shareholders’ equity:
Common stock	2	2
Paid-in capital	124,659	124,468
Retained (deficit)	(19,538)	(19,265)
Accumulated other comprehensive income (loss)	(4,803)	696

	100,320	105,901

Total liabilities and shareholders’ equity	$1,382,661	$1,466,416

(*) Derived from audited consolidated financial statements.
See notes to condensed consolidated financial statements

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
Six Months Ended July 2, 2005
(unaudited)
Polypore International, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Successor		Predecessor	Successor		Predecessor
	Three					January 4,
	Months	May 2, 2004	April 4, 2004	Six Months	May 2, 2004	2004
	Ended	through	through	Ended	through	through
(in thousands)	July 2, 2005	July 3, 2004	May 1, 2004	July 2, 2005	July 3, 2004	May 1, 2004

Net sales	$112,614	$88,729	$39,153	$225,112	$88,729	$179,273
Cost of goods sold	72,105	58,150	23,905	145,714	58,150	110,166

Gross profit	40,509	30,579	15,248	79,398	30,579	69,107
Selling, general and administrative expenses	18,567	12,662	5,888	37,006	12,662	23,381
Business restructuring	5,402	—	—	5,402	—	—
In process research and development	—	5,280	—	—	5,280	—

Operating income	16,540	12,637	9,360	36,990	12,637	45,726
Other (income) expense:
Interest expense, net	20,340	8,372	1,517	40,598	8,372	6,048
Foreign currency and other	(1,834)	276	54	(3,405)	276	481
Unrealized gain on derivative instrument	—	—	(1,308)	—	—	(1,321)

	18,506	8,648	263	37,193	8,648	5,208

Income (loss) before income taxes	(1,966)	3,989	9,097	(203)	3,989	40,518
Income taxes	(51)	1,314	3,002	71	1,314	13,685

Net income (loss)	(1,915)	2,675	6,095	(274)	2,675	26,833
Redeemable preferred stock dividends	—	—	(101)	—	—	(424)

Net income (loss) applicable to common stock	$(1,915)	$2,675	$5,994	$(274)	$2,675	$26,409

Net income (loss) per common share-basic and diluted	$(11.17)	$15.66	$38.65	$(1.60)	$15.66	$170.29
Weighted average shares outstanding	171,421	170,870	155,086	171,421	170,870	155,086
See notes to condensed consolidated financial statements

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
Six Months Ended July 2, 2005
(unaudited)
Polypore International, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Successor		Predecessor
	Six Months	May 2, 2004	January 4, 2004
	Ended	through	through
(in thousands)	July 2, 2005	July 3, 2004	May 1, 2004

Operating activities:
Net income (loss)	$(274)	$2,675	$26,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	19,459	4,224	14,409
Amortization expense	8,903	2,908	808
Amortization of debt discount	10,822	—	—
Amortization of loan acquisition costs	1,348	425	632
Stock compensation	191	48	—
Gain on disposal of property, plant and equipment	(18)	—	(1,432)
Business restructuring	5,402	—	—
Foreign currency and other	(3,515)	(2,038)	(3.067)
Changes in operating assets and liabilities:
Accounts receivable	9,557	(6,423)	(13,189)
Inventories	(2,651)	5,144	(1,434)
Prepaid and other current assets	(2,284)	(89)	(107)
Accounts payable and accrued liabilities	(10,507)	1,353	4,160
Other, net	(283)	(3,920)	1,298

Net cash provided by operating activities	36,150	4,307	28,911
Investing activities:
Purchases of property, plant and equipment	(6,617)	(2,187)	(5,497)
Proceeds from sale of property, plant and equipment	24	—	1,923
Acquisitions, net of cash acquired	—	(867,369)	—

Net cash used in investing activities	(6,593)	(869,556)	(3,574)
Financing activities:
Proceeds from debt	—	819,335	610
Principal payments on debt	(27,393)	(262,015)	(7,923)
Borrowings on revolving credit agreement	—	1,500	—
Payments on revolving credit agreement	—	(10,000)	—
Loan acquisition costs	(663)	(19,405)	(59)
Issuance of common stock	—	171,351	—
Issuance of nonconvertible preferred stock	—	150,000	—

Net cash (used in) provided by financing activities	(28,056)	850,766	(7,372)
Effect of exchange rate changes on cash and equivalents	(2,845)	(563)	(2,156)

Net increase (decrease) in cash and equivalents	(1,344)	(15,046)	15,809
Cash and equivalents at beginning of period	33,149	35,872	20,063

Cash and equivalents at end of period	$31,805	$20,826	$35,872

See notes to condensed consolidated financial statements

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
Six Months Ended July 2, 2005
(unaudited)
1. Description of Business and Transactions
Description of Business – Polypore International, Inc. (the “Company” or “Successor”) is a leading worldwide manufacturer and marketer of microporous membranes for use in energy storage and separations applications. The Company has a global presence in the major geographic markets of North America, South America, Western Europe and the Asia-Pacific region.
Change in Ownership – On May 13, 2004, the Company acquired 100% of the outstanding common stock of PP Holding Corporation and its wholly owned subsidiary, PP Acquisition Corporation (“PP Acquisition”), for $320,385,000 in cash. On May 13, 2004, PP Acquisition purchased the outstanding capital stock of Polypore, Inc. (“Polypore” or “Predecessor”). The aggregate purchase price, including acquisition related costs, was approximately $1,150,073,000 in cash. In connection with the acquisition, PP Acquisition obtained a new credit facility with initial borrowings of approximately $414,920,000 and issued 8.75% senior subordinated notes with a face amount of $405,915,000. PP Acquisition used the net proceeds from the new credit facility, the issuance of senior subordinated debt and equity contributions to pay the net purchase price to the existing shareholders, repay all outstanding indebtedness under Polypore’s existing credit facility and pay transaction related fees and expenses. At the time of closing of the acquisition, PP Acquisition merged with and into Polypore, with Polypore as the surviving corporation. These events are hereinafter referred to as the “Transactions”.
The acquisition of Polypore by PP Acquisition was accounted for as a purchase in conformity with FASB Statement No. 141, Business Combinations (“FAS 141”) and FASB Statement No. 142, Goodwill and Other Intangible Assets (“FAS 142”). The total cost of the acquisition has been allocated as a change in basis to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of May 13, 2004, the date of the Transactions. For accounting purposes, the acquisition was accounted for as if it occurred on the last day of the Company’s fiscal month ended May 1, 2004, which is the closest fiscal month end to May 13, 2004, the closing date of the acquisition.
The following table summarizes the final purchase price allocation based upon the fair value of the assets acquired and liabilities assumed at the date of acquisition.

(in thousands)

Current assets	$201,405
Property, plant and equipment	406,934
Intangible assets	253,005
Goodwill	537,517
Other assets	23,933

Total assets acquired	1,422,794

Current liabilities	85,830
Debt, less current portion	819,790
Pension, postretirement and post employment benefits	54,027
Deferred income taxes	120,298
Other	22,464

Total liabilities assumed	1,102,409

Net assets acquired	$320,385

The excess of the purchase price over the fair value of the net assets purchased was approximately $537,517,000 and was allocated to goodwill. The goodwill was assigned to the Energy Storage and Separations Media segments in the amounts of $373,468,000 and $164,049,000, respectively. The goodwill is not deductible for income tax purposes.
The following unaudited pro forma financial data summarizes the results of operations for the three and six months ended July 3, 2004, as if the Transactions had occurred as of the beginning of each period. Unaudited pro forma results below are based on historical results of operations and include adjustments for depreciation, amortization and interest expense associated with the Transactions and the related

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
Six Months Ended July 2, 2005
(unaudited)
income tax effects of these adjustments. The unaudited pro forma results for the three and six months ended July 3, 2004 exclude non-recurring costs of $5,280,000 for the write-off of in process research and development costs and $8,490,000 for the sale of inventory that was revalued in connection with the application of purchase accounting for the Transactions. The pro forma amounts do not necessarily reflect actual results that would have occurred.

	Three Months	Six Months
	Ended	Ended
(in thousands)	July 3, 2004	July 3, 2004

Net sales	$127,882	$268,002
Net income	$12,759	$25,636
Net income per common share – basic and diluted	$74.74	$150.32
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, the unaudited condensed consolidated financial statements and notes do not contain certain information included in the Company’s annual financial statements. In the opinion of management, all normal recurring adjustments that are necessary for a fair presentation have been made. Operating results for the three and six months ended July 2, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the annual audited financial statements for the year ended January 1, 2005.
3. Accounting Pronouncements
In June 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (“FAS 154”). This standard establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. FAS 154 completely replaces APB Opinion No. 20 and FAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity and the correction of errors. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management does not believe there will be a significant impact as a result of adopting this Statement.
In June 2005, the FASB ratified the consensus reached by the EITF on Issue No. 05-5, Accounting for Early Retirement or Postemployment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements). The EITF agreed with FASB staff observations that the salary components of Type I and Type II ATZ arrangements (excluding the bonus and additional contributions into the German government pension scheme) should be recognized over the period from the point at which the ATZ period begins until the end of the active service period. Additionally, the portion of the salary that is deferred under a Type II arrangement should be discounted if payment is expected to be deferred for a period longer than one year. In addition, the EITF reached a consensus that the bonus feature and the additional contributions into the German government pension scheme (collectively, the additional compensation) under a Type II ATZ arrangement should be accounted for as a postemployment benefit under Statement 112. An entity should recognize the additional compensation over the period from the point at which the employee signs the ATZ contract until the end of the active service period. The EITF also concluded that the employer should recognize the government subsidy when it meets the necessary criteria and is entitled to the subsidy. The consensus in this Issue is effective for fiscal years beginning after December 15, 2005, and reported as a change in accounting estimate affected by a change in accounting principle as described in paragraph 19 of FAS 154. The Company is currently evaluating the provisions of this standard to determine the impact of adopting this statement.
In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“FAS 153”). The amendments made by FAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
Six Months Ended July 2, 2005
(unaudited)
that do not have commercial substance. Previously, Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 (fiscal 2006 for the Company). Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. Management does not believe there will be a significant impact as a result of adopting this Statement.
In December 2004, the FASB published FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123R”). FAS 123R replaces FAS 123, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. FAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on their fair values. Public entities are required to apply FAS 123R as of the first interim or annual reporting period that begins after June 15, 2005 (the third quarter of 2005 for the Company). Management does not believe there will be a significant impact as a result of adopting this Statement.
In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), Share-Based Payment, which provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations and expresses the SEC’s views regarding the valuation of share-based payment arrangements. Management is currently assessing the guidance in SAB 107 as part of its evaluation of the adoption of SFAS 123R.
In November 2004, the FASB issued Statement No. 151, Inventory Costs (“FAS 151”). This statement amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). FAS 151 requires that idle facility expense, excess spoilage, double freight and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. FAS 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. FAS 151 is effective for all fiscal years beginning after June 15, 2005 (2006 for the Company). Management does not believe there will be a significant impact as a result of adopting this Statement.
4. Inventories
Inventories are carried at the lower of cost or market using the first-in, first-out (“FIFO”) method of accounting. For purchase accounting, the value of inventory on hand at May 1, 2004 was increased by $18,505,000 to reflect the fair value of such inventory, less cost to sell. Operating results for the period from May 2, 2004 through July 3, 2004 include an $8,490,000 increase in cost of goods sold representing the write-off of the purchase accounting adjustment for inventory that was sold during this period. The remaining inventory purchase accounting adjustment was charged to cost of goods sold in the third and fourth quarters of fiscal 2004.
Inventories consist of the following:

(in thousands)	July 2, 2005	January 1, 2005

Raw materials	$20,720	$22,243
Work-in-process	6,934	6,395
Finished goods	32,177	33,151

Total	$59,831	$61,789

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
Six Months Ended July 2, 2005
(unaudited)
5. Debt
Debt, in order of priority, consists of:

(in thousands)	July 2, 2005	January 1, 2005

Senior credit facilities:
Revolving credit facility	$—	$—
Term loan facilities	386,715	416,941
8.75% senior subordinated notes	406,665	429,315
10.5% senior discount notes (net of unamortized discount of $84,726 and $95,548)	215,274	204,452
Other	3,668	5,943

	1,012,322	1,056,651
Less optional prepayment	—	25,000
Less current maturities	4,390	2,260

Long-term debt	$1,007,932	$1,029,391

On March 1, 2005, Polypore, the obligor under the debt, made an optional prepayment of $25,000,000 on the term loans. In accordance with the credit agreement, the prepayment was applied first to the quarterly payments due for the next twelve months and second, pro rata against the remaining scheduled installments of principal. After giving effect to the prepayment, the term loans will require quarterly payments of principal at the end of each fiscal quarter beginning on April 1, 2006.
6. Pension and Other Postretirement Benefits
The Company’s subsidiaries sponsor multiple defined benefit pension plans, which are primarily located at subsidiaries outside of the U.S., and an other postretirement benefit plan located in the U.S.
The following tables provide the components of net periodic benefit cost:

	Pension Plans
	Successor		Predecessor	Successor		Predecessor
	Three					January 4,
	Months	May 2, 2004	April 4, 2004	Six Months	May 2, 2004	2004
	Ended	through	through	Ended	through	through
(in thousands)	July 2, 2005	July 3, 2004	May 1, 2004	July 2, 2005	July 3, 2004	May 1, 2004

Service cost	$652	$302	$151	$1,230	$302	$604
Interest cost	857	445	223	1,616	445	891
Expected return on plan assets	(245)	(131)	(65)	(458)	(131)	(261)
Amortization of prior service cost	—	—	14	—	—	57
Recognized net actuarial loss	16	24	12	30	24	48

Net periodic benefit cost	$1,280	$640	$335	$2,418	$640	$1,339

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
Six Months Ended July 2, 2005
(unaudited)

	Other Postretirement Benefits
	Successor		Predecessor	Successor		Predecessor
	Three					January 4,
	Months	May 2, 2004	April 4, 2004	Six Months	May 2, 2004	2004
	Ended	through	through	Ended	through	through
(in thousands)	July 2, 2005	July 3, 2004	May 1, 2004	July 2, 2005	July 3, 2004	May 1, 2004

Service cost	$7	$5	$2	$14	$5	$9
Interest cost	29	19	9	58	19	38
Amortization of prior service cost	—	—	(3)	—	—	(15)
Recognized net actuarial loss	—	—	—	—	—	1

Net periodic benefit cost	$36	$24	$8	$72	$24	$33

7. Income Taxes
The income tax provision for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis. The difference between income tax expense using statutory rates and income tax expense reflected in the financial statements is due primarily to the effect of permanent differences related to foreign tax credits, exclusions from taxable income related to export sales and the mix of income between U.S. and foreign jurisdictions.
The American Jobs Creation Act (the “Act”) was enacted on October 22, 2004. The Act contains a temporary provision that encourages companies to repatriate foreign earnings and a deduction from federal taxable income related to certain qualifying domestic production manufacturing activities.
The Company is still in the process of evaluating the effects of the repatriation provision which allows companies to repatriate foreign earnings to the U.S. by making certain dividends received by a U.S. corporation from controlled foreign corporations eligible for an 85% dividends-received deduction. This deduction would result in a 5.25% effective federal rate on repatriated earnings. The Company is not able to estimate the impact of the repatriation provisions at this time. However, the Company does not expect any negative impact from these provisions.
The impact of the qualified production activities deduction on taxable income is currently being evaluated. While the implications of this provision vary based on transition rules and the future income mix, the Company expects the provision will provide a favorable impact on the Company’s effective tax rate in the future to the extent that the Company has taxable income in the U.S.
8. Segment Information
The Company’s operations are principally managed on a products basis and are comprised of two reportable segments: Energy Storage and Separations Media. The Energy Storage segment produces and markets membranes that provide the critical function of separating the cathode and anode in a variety of battery markets, including lithium, industrial and transportation applications. The Separations Media segment produces and markets membranes used as the high technology filtration element in various healthcare and industrial applications.
The Company evaluates the performance of segments and allocates resources to segments based on operating income before interest, income taxes, depreciation and amortization.

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
Six Months Ended July 2, 2005
(unaudited)
Financial information relating to the reportable operating segments is presented below:

	Successor		Predecessor	Successor		Predecessor
	Three					January 4,
	Months	May 2, 2004	April 4, 2004	Six Months	May 2,2004	2004
	Ended	through	through	Ended	through	through
(in thousands)	July 2, 2005	July 3, 2004	May 1, 2004	July 2, 2005	July 3,2004	May 1, 2004

Net sales to external customers:
Energy storage	$81,657	$60,204	$24,513	$157,916	$60,204	$119,436
Separations media	30,957	28,525	14,640	67,196	28,525	59,837

Total net sales to external customers	$112,614	$88,729	$39,153	$225,112	$88,729	$179,273

Operating income:
Energy storage	$13,426	$6,217	$6,693	$26,340	$6,217	$35,146
Separations media	3,479	6,468	2,667	11,064	6,468	10,580
Corporate	(365)	(48)	—	(414)	(48)	—

Total operating income	16,540	12,637	9,360	36,990	12,637	45,726
Reconciling items:
Interest expense	20,340	8,372	1,517	40,598	8,372	6,048
Other	(1,834)	276	(1,254)	(3,405)	276	(840)

Total consolidated income before income taxes	$(1,966)	$3,989	$9,097	$(203)	$3,989	$40,518

Depreciation and amortization:
Energy storage	$8,282	$4,338	$1,994	$16,682	$4,338	$7,208
Separations media	5,764	2,794	1,683	11,680	2,794	8,009

Total depreciation and amortization	$14,046	$7,132	$3,677	$28,362	$7,132	$15,217

9. Related Party Transactions
Polypore’s German subsidiary has an equity investment in a German patent and trademark legal firm. The investment represents 25% ownership of the firm and is accounted for by the equity method of accounting. Its equity investment account balance was $147,000 and $154,000 at July 2, 2005 and January 1, 2005, respectively. Charges from the affiliate for work performed were $291,000 and $723,000 for the three and six month periods ended July 2, 2005, respectively. Charges from the affiliate were $523,000, 262,000 and $0 for the periods from January 4, 2004 through May 1, 2004, April 4, 2004 through May 1, 2004 and May 2, 2004 through July 3, 2004, respectively. Amounts due to the affiliate were approximately $0 and $357,000 at July 2, 2005 and January 1, 2005, respectively.
Polypore’s corporate headquarters were housed in space leased by a former shareholder of Polypore from an affiliate of the former shareholder. A portion of the lease payments and other expenses, primarily insurance and allocated other direct costs, were charged to Polypore. Charges from the affiliate for work performed were $5,000 and $32,000 for the three and six month periods ended July 2, 2005, respectively. Charges from the affiliate were $165,000, $35,000 and $160,000 for the periods from January 4, 2004 through May 1, 2004, April 4, 2004 through May 1, 2004 and May 2, 2004 through July 3, 2004, respectively.

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
Six Months Ended July 2, 2005
(unaudited)
10. Comprehensive Income
Comprehensive income is as follows:

	Successor		Predecessor	Successor		Predecessor
	Three					January 4,
	Months	May 2, 2004	April 4, 2004	Six Months	May 2, 2004	2004
	Ended	through	through	Ended	through	through
(in thousands)	July 2, 2005	July 3, 2004	May 1, 2004	July 2, 2005	July 3, 2004	May 1, 2004

Net income (loss)	$(1,915)	$2,675	$6,095	$(274)	$2,675	$26,833
Other comprehensive income (loss), primarily foreign currency translation	(3,127)	4,875	(8,155)	(5,499)	4,875	(19,848)

Comprehensive income (loss)	$(5,042)	$7,550	$(2,060)	$(5,773)	$7,550	$6,985

11. Environmental Matters
The Company accrues for environmental obligations when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. Although it is not possible to predict with certainty the outcome of environmental matters of which the Company is aware, or the ultimate costs of remediation, management does not believe that any reasonably possible expenditures that may be incurred in excess of amounts accrued should result in a material adverse effect on the business, financial condition or results of operations of the Company.
In connection with the Transactions, the Company identified a potential enforcement issue with the United States Environmental Protection Agency (“EPA”). On April 5, 2005, the Company received a Finding of Violation (“FOV”) dated March 28, 2005 from the EPA alleging a noncompliance with the Title V Air Operating Permit at its Corydon, Indiana facility relating to the control of fugitive emissions at the facility. The Company has responded timely to formal and informal information requests from the Agency. During the three months ended April 2, 2005, the Company recorded its best estimate of potential penalties as an adjustment to the preliminary allocation of purchase price for the Transactions. Subsequent to April 2, 2005, the Company had additional discussions with the EPA. Based on the results of these discussions, the estimate of potential penalties was adjusted in May 2005 through further adjustment to the allocation of purchase price. Although the EPA has the authority and discretion to issue substantial fines that could be material, based upon management’s analysis of the facts and circumstances, in consideration of prior cases and the EPA’s published civil penalty policies, and supported by discussions with third-party advisors, management does not believe that the maximum penalty will be assessed and that penalties resulting from this matter will not have a material adverse effect on the business, financial condition or results of operations of the Company.
In connection with the Transactions, the Company identified potential environmental contamination at its manufacturing facility in Potenza, Italy. Subsequent to the Transactions, additional environmental studies were performed with the assistance of a third-party advisor and a preliminary plan for remediation was developed. The Company reported the matter to the proper authorities and presented its plan for remediation. Based on this initial plan, the Company recorded an initial estimate of the liability of $1,392,000 in the preliminary allocation of purchase price at January 1, 2005. During the three months ended April 2, 2005, the remediation plan was further refined and new cost estimates were developed with assistance of the third-party advisor and in consultation with the Italian environmental authorities. Based on these changes, the accrual was increased by $1,869,000 through further adjustment to the preliminary allocation of purchase price. The

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
Six Months Ended July 2, 2005
(unaudited)
Company anticipates that expenditures will be made over the next seven to ten years.
In connection with the acquisition of Membrana in 2002, the Company’s predecessor recorded a reserve for environmental obligations that was finalized in 2003. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for the Company to remain in compliance with local regulations. The Company anticipates that expenditures will be made over the next seven to ten years. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition.
The Company has indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel (“Akzo”), the prior owner of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. The Akzo agreement provides indemnification of claims through December 2007, with the indemnification percentage decreasing each year during the coverage period. Through December 2003, Akzo pays 75% of any approved claim. After that, Akzo pays 65% of claims reported through December 2006 and 50% of claims reported through December 2007. Claims indemnified through the Akzo agreement are subject to an aggregate 2,000,000 Euro deductible ($2,422,000 U.S. dollars at July 2, 2005). In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. At July 2, 2005, amounts receivable under the indemnification agreement were $18,167,000.
12. Business Restructuring
2005 Restructuring Plan
In order to better accommodate customer growth and related demand for both lead-acid and lithium battery separators in the greater Asian market, the Company’s Energy Storage segment is transferring certain assets from Europe and the United States to its facilities in Thailand and China. The capacity realignment plan includes the closure of the Company’s facility in Feistritz, Austria, the downsizing of its Norderstedt, Germany facility and the relocation of certain assets from these two plants to the Company’s facilities in Prachinburi, Thailand. Additionally, finishing equipment from the Company’s facility in Charlotte, North Carolina will be relocated to its facility in Shanghai, China. The total cost of the realignment plan is expected to be approximately $7,900,000, of which $5,148,000 was recognized in the three months ended July 2, 2005 and the remaining costs will be recognized over the rest of 2005 and in 2006. We expect to realize most of the cost savings in 2006 and the full amount of the savings in 2007. The timing and scope of these restructuring measures are subject to change as the Company further evaluates its business needs and costs.
As a first step in the production capacity realignment plan, the Company announced layoffs of 110 employees at its Feistritz, Austria, Norderstedt, Germany and Charlotte, North Carolina facilities. The total cost of the employee layoffs and early retirement program is expected to be approximately $4,600,000, of which $3,849,000 was recognized in the three months ended July 2, 2005 and the remaining costs will be recognized over the rest of 2005 and in 2006.
As part of the realignment plan, the Company recorded an impairment charge of $1,278,000 in the three months ended July 2, 2005 for property, plant and equipment located at the Feistritz, Austria facility that will not be relocated to Prachinburi, Thailand. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the impairment charge represents the amount by which the carrying value of the assets exceeds the expected future cash flows to be generated over the remaining life of the assets.
In connection with the realignment plan, the Company estimates that other costs, including disassembly, moving, and legal expenses, will be approximately $2,000,000, of which $21,000 was incurred during the three months ended July 2, 2005. These costs will be recognized as incurred in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”).

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
Six Months Ended July 2, 2005
(unaudited)
2004 Restructuring Plan
In an effort to manage costs and in response to the decision of a customer to outsource its dialyzer production, the Company implemented a number of cost reduction measures in 2004 relating to the Separations Media segment, including employee layoffs, the relocation of certain research and development operations conducted in a leased facility in Europe to facilities where the related manufacturing operations are conducted and other cost reductions.
The timing and scope of these restructuring measures are subject to change as the Company further evaluates its business needs and costs. As a first step in these cost reduction efforts, on September 3, 2004, the Company announced a layoff of approximately 200 employees at its Wuppertal, Germany facility. During the year ended January 1, 2005, a charge of $13,899,000 was recorded as an estimate of the costs associated with the layoff. The Company expects to make most of the payments and realize a portion of the cost savings related to the layoffs during fiscal 2005. In connection with a customer’s outsourcing of its dialyzer production, the Company also recorded a charge for raw materials, a portion of which the Company is obligated to purchase under an existing purchase commitment, of $1,788,000 in cost of goods sold during the year ended January 1, 2005. Finally, in connection with the relocation of its research and development operations, the Company expects to record a charge to earnings of approximately $2,600,000, of which $254,000 was recognized in the three months ended July 2, 2005 and the remainder is expected to occur in the third and fourth quarters of 2005. The Company does not expect to record any impairment to long-lived assets in connection with the relocation.
The restructuring reserve is comprised of the following:

	Balance at				Foreign
	January 1,	Restructuring	Non-cash	Cash	Currency	Balance at
(in thousands)	2005	Charges	Charges	Payments	Translation	July 2, 2005

2004 Restructuring Plan
Severance and benefit costs	$14,944	$—	$—	$(7,649)	$(1,082)	$6,213
Raw materials	1,256	—	—	—	(139)	1,117
Other	—	254	—	(254)	—	—
2005 Restructuring Plan
Severance and benefit costs	—	3,849	—	(10)	(149)	3,690
Asset disposals and impairments	—	1,278	(1,278)	—	—	—
Other	—	21	—	(21)	—	—

Total	$16,200	$5,402	$(1,278)	$(7,934)	$(1,370)	$11,020

The current portion of the reserve for business restructuring costs is recorded in accrued liabilities and the non-current portion is recorded in other non-current liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussions of our financial condition and results of operations should be read together with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes included in our Registration Statement on Form S-4 filed with the SEC on June 13, 2005 (File No. 333-124142).
Overview
We are a leading worldwide developer, manufacturer and marketer of highly specialized polymer-based membranes used in separation and filtration processes in terms of market share. Our products and technologies target specialized applications and markets that require the removal or separation of various materials from liquids, with such materials ranging in size from microscopic to those visible to the human eye. We manage our operations under two business segments: energy storage and separations media. The energy storage segment, which accounts for approximately two-thirds of our total sales, produces different types of membranes that function as separators in lead-acid batteries used in transportation and industrial applications and lithium batteries used in electronics applications. The separations media segment, which accounts for approximately one-third of our total sales, produces membranes used in various healthcare and industrial applications, including hemodialysis, blood oxygenation, ultrapure water filtration, degasification and other specialty applications.
We serve markets with an attractive mix of both stability and growth. Our lead-acid battery separators serve the stable and predictable market for transportation and industrial applications, with approximately 80% of sales for transportation applications coming from replacement batteries in the aftermarket. This replacement market is primarily driven by the growing size of the worldwide fleet of motor vehicles, which according to Ward’s Motor Vehicles Facts and Figures, has been growing approximately 3% per year. According to industry analysts, sales in the rechargeable lithium battery market are expected to grow at a compound annual growth rate of approximately 16% through 2011, driven by growth in underlying markets for portable electronic products (primarily mobile telephones and laptop computers) and the displacement of nickel-based battery technologies. In our primary healthcare end-market, hemodialysis, industry analysts estimate that the number of end-stage renal disease, or “ESRD,” patients has been growing 7% per year over the last twenty years, while the frequent dialysis treatments required to treat the disease create a stable and recurring demand for dialyzers and our dialyzer membranes. In our industrial and specialty filtration markets, ever-increasing demand for higher-purity process streams is driving high growth rates in a variety of end-markets, including semiconductor and microelectronics manufacturing, food and beverage processing and water purification.
Our markets are highly specialized, and we generally compete with only a few other companies. We enjoy longstanding relationships and collaborative partnerships with a diverse base of customers who are among the leaders in their respective markets. These relationships are strengthened by our ability to develop highly technical membrane products that meet the precise and evolving needs of customers. Most of our products require years of cooperative development with customers, extensive testing and, in some applications, regulatory approval prior to the introduction of our customers’ products to the market. Although many of our products are critical functional components in our customers’ end products, they typically represent a relatively small percentage of the final delivered cost. In many of our markets, we are often selected as the customer’s exclusive supplier.
We serve our customers globally with strategically located manufacturing facilities in the major geographic markets of North America, Europe and Asia.
Historically, our growth has been both organic and through acquisitions. In December 1999, we acquired Celgard, Inc., the lithium battery separator and separation membrane business of Celanese A.G., which gave us access to the fast-growing electronics and specialty filtration markets. In February 2002, we acquired Membrana GmbH, a German corporation, from Acordis A.G., or “Acordis,” to expand our presence in attractive healthcare and specialty filtration markets. Almost every process stream has a filtration application, while many end products require materials possessing specialized filtration and separation functions. The large and extremely fragmented filtration and separation market presents an opportunity for further consolidation into our already diverse markets and leading platform of technologies.
On May 13, 2004, Polypore and its stockholders consummated a stock purchase agreement with our indirect wholly owned subsidiary, PP Acquisition Corporation (“PP Acquisition”). On May 13, 2004, PP Acquisition purchased all of the outstanding shares of Polypore’s capital stock. The aggregate purchase price, including acquisition-related costs, was approximately $1,150.1 million in cash. In connection with these transactions, PP Acquisition (i) obtained a credit facility with initial borrowings of approximately $414.9 million, (ii) issued $225.0 million aggregate principal amount of 8.75% senior subordinated dollar notes due 2012 and €150.0 million aggregate principal amount of 8.75% senior subordinated euro notes due 2012 (collectively, the “8.75% senior subordinated notes”), with an aggregate face amount of $405.9 million, and (iii) received equity contributions from its shareholders of $320.4 million. PP Acquisition used the net proceeds from the credit facility, the issuance of the 8.75% senior subordinated notes and the equity contributions to pay the net purchase price to the existing shareholders, repay all outstanding indebtedness under Polypore’s existing credit facility and pay transaction-related fees and expenses. At the time of closing of the acquisition, PP Acquisition merged with and into Polypore, with Polypore as the surviving corporation (the transactions associated with the acquisition of Polypore being, collectively, the “Transactions”).
The acquisition of Polypore was accounted for as a purchase in conformity with FASB Statement No. 141, Business Combinations (“FAS 141”) and FASB Statement No. 142, Goodwill and Other Intangible Assets (“FAS 142”). The total cost of the acquisition has been allocated as a change in basis to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of May 13, 2004, the date of the merger. The excess of the purchase price over the fair value of the net assets purchased was approximately $537.5 million and was allocated to goodwill. The goodwill is not deductible for income tax purposes. For accounting purposes, the Transactions were accounted for as if they occurred on the last day of the Company’s fiscal month ended May 1, 2004, which is the closest fiscal month end to May 13, 2004, the closing date of the Transactions.
Critical accounting policies
Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations, and that require the use of complex and subjective estimates based on past experience and management’s judgment. Because of uncertainty inherent in such estimates, actual results may differ from these estimates. Below are those policies that we believe are critical to the understanding of our operating results and financial condition. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors. For additional accounting policies, see Note 2 of the consolidated financial statements included in our Registration Statement on Form S-4 filed with the SEC on June 13, 2005 (File No. 124142).
Allowance for doubtful accounts
Accounts receivable are primarily composed of amounts owed to us through our operating activities and are presented net of an allowance for doubtful accounts. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. We charge accounts receivables off against our allowance for doubtful accounts when we deem them to be uncollectible on a specific identification basis. The determination of the amount of the allowance for doubtful accounts is subject to judgment and estimated by management. If circumstances or economic conditions deteriorate, we may need to increase the allowance for doubtful accounts.
Impairment of intangibles and goodwill
Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In accordance with FAS 142, goodwill and indefinite-lived intangible assets are not amortized, but are subject to an annual impairment test based on cash flow projections and fair value estimates. The determination of undiscounted cash flows is based on the Company’s strategic plans and historical results adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment by us in such areas as future economic conditions, industry-specific conditions, product pricing and necessary capital expenditures. The use of different assumptions would increase or decrease the estimated value of future cash flows and recognition of an impairment loss might be required.
Pension and other postretirement benefits
Certain assumptions are used in the calculation of the actuarial valuation of our defined benefit pension plans and other postretirement benefits. These assumptions include the weighted average discount rate, rates of increase in compensation levels, expected long-term rates of return on assets and increases or trends in healthcare costs. If actual results are less favorable than those projected by management, we may be required to recognize additional expense and liabilities.
Environmental matters
In connection with the Transactions, we identified and accrued for potential environmental contamination at our manufacturing facility in Potenza, Italy and potential penalties that may result from a Finding of Violation (“FOV”) at our manufacturing facility in Corydon, Indiana from the U.S. Environmental Protection Agency. In connection with the acquisition of Membrana in 2002, we recorded a reserve for environmental obligations for costs to remediate known environmental issues and operational upgrades as a matter of good manufacturing practices or in order to remain in compliance with local regulations.
We accrue for environmental obligations when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. If actual results are less favorable than those projected by management, we may be required to recognize additional expense and liabilities.
We have indemnification agreements for certain environmental matters from Acordis and Akzo Nobel, or “Akzo,” the prior owners of Membrana GmbH. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. We have recorded a receivable with regard to the Akzo indemnification agreement. If indemnification claims cannot be enforced against Acordis and Akzo, we may be required to reduce the amount of indemnification receivables recorded.
Results of operations
The information presented below for the pro forma three months ended July 3, 2004 has been derived by combining the statement of operations of the Predecessor for the period from April 4, 2004 through May 1, 2004 with the statement of operations of the Successor for the period from May 2, 2004 through July 3, 2004 and applying the pro forma adjustments for the Transactions. The information presented below for the pro forma six months ended July 3, 2004 has been derived by combining the statement of operations of the Predecessor for the period from January 4, 204 through May 1, 2004 with the statement of operations of the Successor for the period from May 2, 2004 through July 3, 2004 and applying the pro forma adjustments for the Transactions. The pro forma results of operations for the three and six months ended July 3, 2004 include adjustments for depreciation, amortization and interest expense associated with the Transactions and the related income tax effects of these adjustments. The pro forma results exclude non-recurring costs of $5.3 million for the write-off of in-process research and development costs and $8.5 million for the sale of inventory that was written up in purchase accounting for the Transactions.

	Three months ended		Six months ended
		July 3,		July 3,
(in millions)	July 2, 2005	2004(1)	July 2, 2005	2004(2)

Net sales	$112.6	$127.9	$225.1	$268.0

Gross profit	40.5	53.9	79.4	110.5
Selling, general and administrative expenses	18.6	19.9	37.0	41.2
Business restructuring	5.4	—	5.4	—

Operating income	16.5	34.0	37.0	69.3
Interest expense, net	20.3	13.1	40.6	27.2
Foreign currency and other	(1.8)	0.3	(3.4)	0.8

Income before income taxes	(2.0)	20.6	(0.2)	41.3
Income taxes	(0.1)	7.8	0.1	15.7

Net income	$(1.9)	$12.8	$(0.3)	$25.6

	Three months ended		Six months ended
		July 3,		July 3,
(in millions)	July 2, 2005	2004(1)	July 2, 2005	2004(2)

Net sales	100.0%	100.0%	100.0%	100.0%

Gross profit	36.0%	42.1%	35.3%	41.2%
Selling, general and administrative expenses	16.5%	15.6%	16.4%	15.4%
Business restructuring	4.8%	—	2.4%	—

Operating income	14.7%	26.6%	16.4%	25.9%
Interest expense, net	18.0%	10.2%	18.0%	10.1%
Foreign currency and other	(1.6)%	0.2%	(1.5)%	0.3%

Income before income taxes	(1.8)%	16.1%	(0.1)%	15.4%
Income taxes	(0.1)%	6.1%	0.0%	5.9%

Net income	(1.7)%	10.0%	(0.1)%	9.6%

(1)	Unaudited pro forma financial information as if the Transactions had occurred on April 4, 2004, the first day of the three month period ending July 3, 2004.

(2)	Unaudited pro forma financial information as if the Transactions had occurred on January 4, 2004, the first day of the six month period ending July 3, 2004.
Three month period ended July 2, 2005 (Successor) with the pro forma three month period ended July 3, 2004 (Predecessor)
Net sales. Net sales for the three months ended July 2, 2005 were $112.6 million, a decrease of $15.3 million, or 12.0%, from the pro forma three months ended July 3, 2004. For the energy storage segment, net sales for the three months ended July 2, 2005 were $81.6 million, a decrease of $3.1 million, or 3.7%, from the pro forma three months ended July 3, 2004. The decrease in energy storage sales was due to lower sales of lithium battery separators, offset somewhat by increases in lead acid battery separator sales. Lithium battery separator sales in the three months ended July 2, 2005 decreased from the same period in the prior year by $10.6 million due to lower sales volume and average sales prices. The decline in sales volumes is due to unusually strong demand in China that occurred during the first half of 2004. In the second half of 2004 and early 2005, demand for lithium battery separators in China slowed down and we experienced a decline in ordering patterns. We have seen an improvement in lithium battery market conditions, especially in China, late in the first quarter of 2005 and during the second quarter of 2005. Average sales prices declined in the second quarter of 2005 due to increased capacity in the lithium battery separator market and a higher proportion of sales to our larger customers who receive lower average prices. Lead-acid battery separator sales increased $5.3 million due primarily to the timing of orders. Energy storage sales include $2.1 million from the positive impact of the dollar/euro exchange rate. For the separations media segment, net sales for the three months ended July 2, 2005 were $31.0 million, a decrease of $12.2 million, or 28.2%, from the three months ended July 3, 2004. The decrease in separations media sales was due to the loss of a hemodialysis customer announced in mid-2004 and a decline in cellulosic membrane demand, offset somewhat by increases in synthetic membrane sales volumes. While positive developments in our synthetic membrane business provide promise for the future, the decline in cellulosic demand will continue and will likely outpace the synthetic gains during the near term. Separations media net sales include $2.8 million from the positive impact of the dollar/euro exchange rate.
Gross profit. Gross profit for the three months ended July 2, 2005 was $40.5 million, a decrease of $13.4 million, or 24.9%, from the pro forma three months ended July 3, 2004. Gross profit as a percent of sales for the three months ended July 2, 2005 decreased to 36.0% from 42.1% in the prior year. For the energy storage segment, gross profit for the three months ended July 2, 2005 was $31.1 million, a decrease of $3.6 million, or 10.4%, from the same period in the prior year. Gross profit in the energy storage segment as a percent of sales for the three months ended July 2, 2005 decreased to 38.1% from 41.0%. The decrease was primarily the result of lower production volumes of lithium separators, a change in product mix and higher depreciation expense. The decrease in production volumes for lithium battery separators resulted in higher production costs per unit as fixed costs were applied to lower production volumes. For the separations media segment, gross profit for the three months ended July 2, 2005 was $9.4 million, a decrease of $9.8 million, or 51.0%, from the same period in the prior year. Gross profit in the separations media segment as a percent of sales for the three months ended July 2, 2005 decreased to 30.4% from

44.4% in the same period of the prior year. The decrease was due to the decrease in production volumes, which resulted in higher production costs per unit as fixed costs were applied to lower production volumes.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended July 2, 2005 were $18.6 million, a decrease of $1.3 million, or 6.5%, from the pro forma three months ended July 3, 2004. The decrease was due primarily to lower expenses in connection with cost reduction measures.
Interest expense, net. Interest expense, net was $20.3 million for the three months ended July 2, 2005, an increase of $7.2 million from the pro forma three months ended July 3, 2004. The increase in interest expense is attributable to the issuance of the 10.5% senior discount notes in October 2004 and the higher interest rates on our variable rate term loans, offset to some extent by the interest savings resulting from a $25.0 million prepayment on the term loans in the first quarter of 2005.
Income taxes. Income taxes as a percentage of the loss before income taxes for the three months ended July 2, 2005 was 2.6%, as compared to 38.0% for the pro forma three months ended July 3, 2004. The difference between income taxes using statutory rates and income taxes reflected in the financial statements is due primarily to the effect of permanent differences related to a portion of the interest expense on the 10.5% senior discount notes that are not deductible for tax purposes, exclusions from taxable income related to export sales and the mix of income between U.S. and foreign jurisdictions.
Six month period ended July 2, 2005 (Successor) with the pro forma six month period ended July 3, 2004 (Predecessor)
Net sales. Net sales for the six months ended July 2, 2005 were $225.1 million, a decrease of $42.9 million, or 16.0%, from the pro forma six months ended July 3, 2004. For the energy storage segment, net sales for the six months ended July 2, 2005 were $157.9 million, a decrease of $21.7 million, or 12.1%, from the pro forma six months ended July 3, 2004. Lithium battery separator sales in the six months ended July 2, 2005 decreased from the same period in the prior year by $26.1 million due to lower sales volume and average sales prices. The decline in sales volumes is due to unusually strong demand in China that occurred during the first half of 2004. In the second half of 2004 and early 2005, demand for lithium battery separators in China slowed down and we experienced a decline in ordering patterns. We have seen an improvement in lithium battery market conditions, especially in China, late in the first quarter of 2005 and during the second quarter of 2005. Average sales prices declined in the second quarter of 2005 due to increased capacity in the lithium battery separator market and a higher portion of sales to our larger customers who receive lower average prices. Lead-acid battery separator sales remained relatively consistent with sales from the same period in the prior year. Energy storage sales include $3.8 million from the positive impact of the dollar/euro exchange rate. For the separations media segment, net sales for the six months ended July 2, 2005 were $67.2 million, a decrease of $21.2 million, or 24.0%, from the pro forma six months ended July 3, 2004. The decrease in separations media sales was due to the loss of a hemodialysis customer announced in mid-2004 and a decline in cellulosic membrane demand, offset somewhat by increases in synthetic membrane sales volumes. While positive developments in our synthetic membrane business provide promise for the future, the decline in cellulosic demand will continue and will likely outpace the synthetic gains during the near term. Separations media net sales include $4.6 million from the positive impact of the dollar/euro exchange rate.
Gross profit. Gross profit for the six months ended July 2, 2005 was $79.4 million, a decrease of $31.1 million, or 28.1%, from the pro forma six months ended July 3, 2004. Gross profit as a percent of sales for the six months ended July 2, 2005 decreased to 35.3% from 41.2% in the pro forma six month period ending July 3, 2004. For the energy storage segment, gross profit for the six months ended July 2, 2005 was $56.8 million, a decrease of $17.9 million, or 24.0%, from the same period in the prior year. Gross profit in the energy storage segment as a percent of sales for the six months ended July 2, 2005 decreased to 36.0% from 41.6%. The decrease was the result of lower production volumes of lithium separators, a change in product mix and higher depreciation expense. The decrease in production volumes for lithium battery separators resulted in higher production costs per unit as fixed costs were applied to lower production volumes. For the separations media segment, gross profit for the six months ended July 2, 2005 was $22.6 million, a decrease of $13.2 million, or 36.8%, from the same period in the prior year. Gross profit in the separations media segment as a percent of sales for the six months ended July 2, 2005 decreased to 33.6% from 40.5% in the same period of the prior year. The decrease was due to the decrease in production volumes, which resulted in higher production costs per unit as fixed costs were applied to lower production volumes.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended July 2, 2005 were $37.0 million, a decrease of $4.2 million, or 10.2%, from the pro forma six months ended July 3, 2004. The decrease was due primarily to lower expenses in connection with cost reduction measures.
Interest expense, net. Interest expense, net was $40.6 million for the six months ended July 2, 2005, an increase of $13.4 million from the pro forma six months ended July 3, 2004. The increase in interest expense is attributable to the issuance of the 10.5% senior discount notes in October 2004 and the higher interest rates on our variable rate term loans, offset to some extent by the interest savings resulting from a $25.0 million prepayment on the term loans in the first quarter of 2005.
Income taxes. Income taxes as a percentage of the loss before income taxes for the six months ended July 2, 2005 was (34.8)%, as compared to 38.0% for the pro forma six months ended July 3, 2004. The difference between income taxes using statutory rates and income taxes reflected in the financial statements is due primarily to the effect of permanent differences related to a portion of the interest expense on the 10.5% senior discount notes that are not deductible for tax purposes, exclusions from taxable income related to export sales and the mix of income between U.S. and foreign jurisdictions.
Business restructuring
In the three and six months ended July 2, 2005, we recorded restructuring charges aggregating $5.4 million. All restructuring charges, except for the asset impairment, will result in cash outflows. The cash outflows related to restructuring charges will be funded primarily by cash from operating activities.
2005 restructuring. In order to better accommodate customer growth and related demand for both lead-acid and lithium battery separators in the greater Asian market, our energy storage segment is transferring certain production assets from Europe and the United States to our facilities in Thailand and China. The capacity realignment plan includes the closure of our facility in Feistritz, Austria, the downsizing of the Norderstedt, Germany facility and the relocation of assets from these two plants to our facilities in Prachinburi, Thailand. Additionally, finishing equipment from our facility in Charlotte, North Carolina will be relocated to our facility in Shanghai, China. The total cost of the realignment plan is expected to be approximately $7.9 million, of which $5.1 million was recognized in the three months ended July 2, 2005 and the remaining costs will be recognized over the rest of 2005 and in 2006. Total cash costs of the 2005 restructuring plan are expected to be approximately $6.6 million, of which approximately $4.3 million will be paid during 2005 and the remainder in 2006. After completion of the restructuring, we expect to realize most of the cost savings in 2006 and the full estimated annual cost savings of approximately $6.0 million in 2007. The timing and scope of these restructuring measures are subject to change as we further evaluate our business needs and costs.
As a first step in the production capacity realignment plan, we announced layoffs of approximately 113 employees at the Feistritz, Austria, Norderstedt, Germany and Charlotte, North Carolina facilities. The total cost of the employee layoffs and early retirement program is expected to be approximately $4.6 million, of which $3.8 million was recognized in the three months ended July 2, 2005 and the remaining costs will be recognized over the rest of 2005 and in 2006.
As part of the realignment plan, we recorded an impairment charge of $1.3 million in the three months ended July 2, 2005 for certain property, plant and equipment located at the Feistritz, Austria facility that will not be relocated to Prachinburi, Thailand. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the impairment charge represents the amount by which the carrying value of the assets exceeds the expected future cash flows to be generated over the remaining life of the assets.
In connection with the realignment plan, we estimate that other costs, including disassembly, moving, and legal expenses, will be approximately $2.0 million, of which $21,000 was incurred during the three months ended July 2, 2005. These costs will be recognized as incurred in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”).
2004 restructuring. In an effort to manage costs and in response to the decision of a customer to outsource its dialyzer production, we implemented a number of cost reduction measures in 2004 relating to the separations media segment, including employee layoffs, the relocation of certain research and development operations conducted in a leased facility in Europe to facilities where the related manufacturing operations are conducted and other cost reductions. The timing and scope of these restructuring measures are subject to change as we further evaluate our business needs and costs. As a first step in these cost reduction efforts, on September 3, 2004, we announced a layoff of approximately 200 employees at our Wuppertal, Germany facility. During the year ended January 1, 2005, a charge of $13.9 million was recorded as an estimate of the costs associated with the layoff. The employee layoffs will occur throughout 2005. We expect to make most of the payments and realize a portion of the cost savings related to the layoffs during fiscal 2005. After completion of the layoffs, we expect to realize annual cost savings in cost of goods sold and selling, general and administrative expenses of approximately $10.0 million. In connection with a customer’s outsourcing of its dialyzer production, we also recorded a charge for raw materials, a portion of which we are is obligated to purchase under an existing purchase commitment, of $1.8 million in cost of goods sold during the year ended January 1, 2005. Finally, in connection with the relocation of our research and development operations, we expect to record a charge to earnings of approximately $2.6 million, of which $0.3 million was recognized in the three months ended July 2, 2005 and the remainder is expected to occur in the third quarter of 2005. We do not expect to record any impairment to long-lived assets in connection with the relocation.
The restructuring reserve is comprised of the following:

	Balance at				Foreign	Balance at
	January 1,	Restructuring	Non-cash	Cash	Currency	July 2,
(in thousands)	2005	Charges	Charges	Payments	Translation	2005

2004 Restructuring Plan
Severance and benefit costs	$14.9	$—	$—	$(7.6)	$(1.0)	$6.3
Raw materials	1.3	—	—	—	(0.2)	1.1
Other	—	0.3	—	(0.3)	—	—
2005 Restructuring Plan
Severance and benefit costs	—	3.8	—	—	(0.2)	3.6
Asset disposals and impairments	—	1.3	(1.3)	—	—	—
Other	—	—	—	—	—	—

Total	$16.2	$5.4	$(1.3)	$(7.9)	$(1.4)	$11.0

Liquidity and capital resources
Operating activities. Net cash provided by operations was $36.2 million in the six months ended July 2, 2005, as compared to $33.2 million in the pro forma six months ended July 3, 2004. Cash provided by operations for the six months ended July 2, 2005 consisted of net income before non-cash expenses of $42.6 million, offset somewhat by an increase in working capital. Accounts receivable decreased approximately $15.8 million and days sales outstanding decreased 21%, due primarily to a decrease in the dollar/euro exchange rate ($6.2 million), timing of payments from customers and the collection of a receivable due from a customer that decided to outsource its dialyzer production in 2004. Our last sales to the customer occurred at the beginning of the fourth quarter of 2004. However, accounts receivable due from that customer remained outstanding until issues unrelated to the collection of the receivable were resolved. We resolved these issues and collected the amounts due from the former customer in the first quarter of 2005. Inventory increased from the prior year by approximately $2.4 million (excluding a decrease in the dollar/euro exchange rate of $4.4 million), resulting in an increase in inventory days of approximately 7.8%. The increase is due to a planned inventory build to accommodate our annual European shutdowns for routine maintenance in the third quarter. Accounts payable and accrued liabilities decreased by approximately $11.5 million due to a decrease in the restructuring accrual, timing of payments and a decrease in the dollar/euro exchange rate ($6.1 million). The restructuring accrual decreased by $3.8 million (net of decreases in the dollar/euro exchange rate of $1.4 million) due to $4.1 million of restructuring charges (which excludes $1.3 million for impairment of fixed assets) offset by payments of $7.9 million.
Cash provided by operations for the six months ended July 3, 2004 consisted of net income before non-cash expenses, offset somewhat by an increase in working capital. Accounts receivable increased due to higher sales of lithium battery separators and hemodialysis membranes during this period.
Investing activities. Capital expenditures for the six months ended July 2, 2005 were $6.6 million as compared to $7.7 million for the pro forma six months ended July 3, 2004. We expect to spend approximately $20.0 million for capital expenditures in fiscal 2005. In the six months ended July 3, 2004, we acquired Polypore for approximately $867.4 million and received proceeds of $1.9 million from the sale of undeveloped land at our French facility.
Financing activities. Cash used in financing activities for the six months ended July 2, 2005 was $28.1 million as compared to $843.4 million for the pro forma six months ended July 3, 2004. During the six months ended July 2, 2005, we made an optional prepayment of $25.0 million on the term loans under the Credit Facility. In accordance with the Credit Facility, the prepayment was applied first to the quarterly payments due for the next twelve months and second, pro rata against the remaining scheduled installments of principal. After giving effect to the prepayment, the term loans will require quarterly payments of principal of approximately $1.0 million at the end of each fiscal quarter beginning on April 1, 2006. Polypore International was formed in May 2004 with $170.4 million of equity and the issuance of $150.0 million in Series A nonconvertible preferred stock. In connection with the Transactions, Polypore, Inc. entered into the credit facility with initial borrowings of $419.9 million and issued 8.75% senior subordinated notes of $405.9 million. The net proceeds of the Credit Facility, issuance of senior subordinated notes and equity contributions were used to pay the net purchase price to existing shareholders, repay all outstanding indebtedness under an existing credit facility and pay transaction-related fees and expenses.
We intend to fund our ongoing operations through cash generated by operations and availability under the Credit Facility. As part of the Transactions, Polypore incurred substantial debt under the Credit Facility and from the issuance of the 8.75% senior subordinated notes, with interest payments on this indebtedness substantially increasing our liquidity requirements.
The Credit Facility provides for initial borrowings of $370.0 million and €36.0 million under the term loan facilities due 2011 and a $90.0 million revolving credit facility due in 2010 (all of which remains unfunded). The Credit Facility permits us to incur additional senior secured debt at the option of participating lenders, subject to the satisfaction of certain conditions.
On June 15, 2005, we completed a technical amendment to the Credit Facility to provide certain definitional changes in the debt covenant calculation to accommodate the asset relocations associated with the 2005 restructuring.
Borrowings under the Credit Facility bear interest at our choice of the Eurodollar rate or adjusted base rate, or “ABR,” in each case, plus an applicable margin, subject to adjustment based on a pricing grid. As of July 2, 2005, the cash interest requirements for the next 12 months are expected to be approximately $57.9 million.
The Credit Facility requires Polypore, the obligor under the Credit Facility, to meet a minimum interest coverage ratio, a maximum leverage ratio and a maximum capital expenditures limitation. Under the Credit Facility, compliance with the minimum interest coverage ratio and maximum leverage ratio tests is determined based on a calculation of adjusted EBITDA in which certain items are added back to EBITDA.
Adjusted EBITDA for Polypore, Inc. is calculated as follows:

	Twelve
	Months	Six Months	Three Months
	Ended	Ended	Ended
(in millions)	July 2, 2005	July 2, 2005	July 2, 2005

Net income (loss)	$(8.7)	$8.8	$3.3
Add:
Depreciation and amortization	55.1	28.4	14.1
Interest expense, net	59.1	29.7	14.8
Income taxes	(5.7)	2.3	0.6

EBITDA	99.8	69.2	32.8

Add:
Foreign currency (gain) loss	(0.6)	—	—
Inventory purchase accounting adjustments (1)	10.5	—	—
Transactions costs (2)	0.9	—	—
Operating lease payments on leases to be refinanced (3)	3.2	1.4	0.7
Business restructuring (4)	21.1	5.4	5.4
Loss on disposal of property, plant, and equipment	0.5	—	—

Adjusted EBITDA	$135.4	$72.9	$37.1

(1)	Represents the write-off of the inventory purchase accounting adjustment for inventory that was sold during the period.

(2)	Represents non-recurring costs incurred in connection with the Transactions.

(3)	Represents payments under two operating lease agreements that we intend to refinance. On October 29, 2004, the Company refinanced one of the operating leases through a capital lease agreement. We intend to terminate the other operating lease and purchase the equipment from the lessor.

(4)	Represents business restructuring costs associated with the 2004 and 2005 restructuring, including severance and benefit costs for employee layoffs, loss on an inventory purchase commitment, asset impairment and other related expenses.
The calculation of the minimum interest coverage ratio for Polypore, Inc. is as follows:

	Twelve Months
	Ended
(in millions)	July 2, 2005

Adjusted EBITDA	$135.4
Consolidated interest expense, as defined in the Credit Agreement	$56.5
Actual interest coverage ratio	2.39	x
Permitted minimum interest coverage ratio	2.25	x
Polypore, Inc. is required to maintain a ratio of Adjusted EBITDA to interest expense for any four consecutive fiscal quarters ending during any of the following periods or on any of the following dates of at least the following ratios:

Date or Period	Ratio

October 2, 2004 through July 1, 2006	2.25 to 1.00
September 30, 2006 through January 3, 2009	2.50 to 1.00
April 4, 2009 through January 2, 2010	2.75 to 1.00
April 3, 2010 and each fiscal quarter thereafter	3.00 to 1.00
The calculation of the maximum leverage ratio for Polypore, Inc. is as follows:

	Twelve Months
	Ended
(in millions)	July 2, 2005

Indebtedness, as defined in the Credit Agreement	$805.0
Adjusted EBITDA	$135.4
Actual leverage ratio	5.95	x
Permitted maximum leverage ratio	6.25	x
Polypore, Inc. is required to maintain a ratio of total indebtedness to Adjusted EBITDA at the end of any quarter ending during any of the following periods or on any of the following dates of not more than the following ratios:

Date or Period	Ratio

October 2, 2004 through July 2, 2005	6.25 to 1.00
October 1, 2005	6.00 to 1.00
December 31, 2005 through July 1, 2006	5.75 to 1.00
September 30, 2006 through December 30, 2006	5.50 to 1.00
March 31, 2007 through June 30, 2007	5.25 to 1.00
September 29, 2007	5.00 to 1.00
December 29, 2007 through March 29, 2008	4.75 to 1.00
June 28, 2008 through September 27, 2008	4.50 to 1.00
January 3, 2009 through October 3, 2009	4.25 to 1.00
January 2, 2010 and each fiscal quarter thereafter	4.00 to 1.00
In addition, the Credit Facility contains certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. The facilities also contain certain customary events of default, subject to grace periods, as appropriate.
We believe that annual capital expenditure limitations imposed by the Credit Facility will not significantly inhibit us from meeting our ongoing capital expenditure needs.
Polypore, Inc.’s 8.75% senior subordinated notes will mature in 2012 and are guaranteed by most of our existing and future domestic restricted subsidiaries, subject to certain exceptions. Except under certain circumstances, the 8.75% senior subordinated notes do not require principal payments prior to their maturity in 2012. Interest on the 8.75% senior subordinated notes is payable semi-annually in cash. The 8.75% senior subordinated notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments.
The 10.5% senior discount notes will mature in 2012. Prior to October 1, 2008, interest will accrue on the 10.5% senior discount notes in the form of an increase in the accreted value of the discount notes. The accreted value of the 10.5% senior discount notes will increase from the date of issuance until October 1, 2008 at a rate of 10.5% per annum, reflecting the accrual of non-cash interest, such that the accreted value will equal the principal amount at maturity of $300.0 million on October 1, 2008. Beginning on October 1, 2008, cash interest on the notes will accrue at a rate of 10.5% per annum and will be payable semi-annually beginning in April 2009. The notes will mature on October 1, 2012. The 10.5% senior discount notes are senior unsecured obligations of Polypore International and are not guaranteed by Polypore, Inc. and its subsidiaries. Polypore, Inc.’s Credit Facility and the indenture governing Polypore, Inc.’s 8.75% senior subordinated notes significantly restrict Polypore, Inc. and its subsidiaries from paying dividends and otherwise transferring assets to Polypore International.
Future principal debt payments are expected to be paid out of cash flows from operations, borrowings on our revolving credit facility and future refinancing of our debt.
We believe we have sufficient liquidity to meet our cash requirements over both the short (next twelve months) and long term (in relation to our debt service requirements). In evaluating the sufficiency of our liquidity for both the shorter and longer term, we considered the expected cash flows to be generated by our operations and the available borrowings under our credit facility compared to our anticipated cash requirements for operating expenses, debt service, working capital, cash taxes, and capital expenditures as well as funding requirements for long-term liabilities. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. See “Risk factors” set forth in our Registration Statement on Form S-4 filed with the SEC on June 13, 2005 (File No. 333-124142).
We anticipate that our operating cash flow, together with borrowings under the revolving credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due for at least the next twelve months. However, our ability to make scheduled payments of principal of, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. See “Risk factors” set forth in our Amendment No. 3 to Form S-4 filed in June 2005.
From time to time, we may explore additional financing methods and other means to lower our cost of capital, which could include stock issuance or debt financing and the application of the proceeds therefrom to the repayment of bank debt or other indebtedness. In addition, in connection with any future acquisitions, we may require additional funding which may be provided in the form of additional debt or equity financing or a combination thereof. There can be no assurance that any additional financing will be available to us on acceptable terms.
Foreign operations
We manufacture our products at 11 strategically located facilities in North America, Europe and Asia. Net sales from the foreign locations for the six months ended July 2, 2005 was approximately $142.9 million as compared to $153.4 million for the pro forma six months ended July 3, 2004. Typically, we sell our products in the currency of the country where the manufacturing facility that produces the product is located. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on our business or market opportunities within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.
Seasonality
Historically, our results of operations have not been materially affected by seasonal fluctuations. However, operations at our European production facilities are traditionally subject to shutdown during the month of August each year for employee vacations. As a result, revenues and net income during the third quarter of fiscal 2005 and in any fiscal year in the future may be impacted by these shutdowns. In view of the seasonal fluctuations, we believe that comparisons of our operating results for the third quarter of any fiscal year with those of the other quarters during the same fiscal year may be of limited relevance in predicting our future financial performance.
Off-balance sheet arrangements
The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
New accounting standards
In June 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (“FAS 154”). This standard establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. FAS 154 completely replaces APB Opinion No. 20 and FAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity and the correction of errors. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management does not believe there will be a significant impact as a result of adopting this Statement.
In June 2005, the FASB ratified the consensus reached by the EITF on Issue No. 05-5, Accounting for Early Retirement or Postemployment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements). The EITF agreed with FASB staff observations that the salary components of Type I and Type II ATZ arrangements (excluding the bonus and additional contributions into the German government pension scheme) should be recognized over the period from the point at which the ATZ period begins until the end of the active service period. Additionally, the portion of the salary that is deferred under a Type II arrangement should be discounted if payment is expected to be deferred for a period longer than one year. In addition, the EITF reached a consensus that the bonus feature and the additional contributions into the German government pension scheme (collectively, the additional compensation) under a Type II ATZ arrangement should be accounted for as a postemployment benefit under Statement 112. An entity should recognize the additional compensation over the period from the point at which the employee signs the ATZ contract until the end of the active service period. The EITF also concluded that the employer should recognize the government subsidy when it meets the necessary criteria and is entitled to the subsidy. The consensus in this Issue is effective for fiscal years beginning after December 15, 2005, and reported as a change in accounting estimate affected by a change in accounting principle as described in paragraph 19 of FAS 154. The Company is currently evaluating the provisions of this standard to determine the impact of adopting this statement.
In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“FAS 153”). The amendments made by FAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 (fiscal 2006 for the Company). Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. Management does not believe there will be a significant impact as a result of adopting this Statement.
In November 2004, the FASB issued Statement No. 151, Inventory Costs (“FAS 151”). This statement amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). FAS 151 requires that idle facility expense, excess spoilage, double freight and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. FAS 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. FAS 151 is effective for all fiscal years beginning after June 15, 2005 (2006 for the Company). Management does not believe there will be a significant impact as a result of adopting this Statement.
In December 2004, the FASB published FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123R”). FAS 123R replaces FAS 123, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. FAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on their fair values. Public entities are required to apply FAS 123R as of the first interim or annual reporting period that begins after June 15, 2005 (the third quarter of 2005 for the Company). Management does not believe there will be a significant impact as a result of adopting this Statement.
In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), Share-Based Payment, which provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations and expresses the SEC’s views regarding the valuation of share-based payment arrangements. Management is currently assessing the guidance in SAB 107 as part of its evaluation of the adoption of SFAS 123R.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks due to potential losses arising from adverse changes in market rates and prices, such as interest rates and foreign exchange fluctuations. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
Interest rate risk
At July 2, 2005, we had fixed rate debt, including capital lease obligations, of approximately $629.9 million and variable rate debt of approximately $390.4 million. The pre-tax earnings and cash flow impact resulting from a 100 basis point increase in interest rates on variable rate debt, holding other variables constant, would be approximately $3.9 million per year. We currently are not a party to any interest rate hedging arrangements. Our hedging arrangements were terminated in connection with the closing of the Transactions. We may decide in the future to enter into interest rate hedging arrangements.
Prior to the closing of the Transactions, we used an interest rate swap as required by our then existing senior credit facility to reduce the risk of interest rate volatility. In March 2000, we entered into an interest rate hedge agreement with a major U.S. bank. The hedge agreement contained a collar that provided a ceiling and a floor interest rate above or below which the interest rate on the hedged portion of the term debt would not vary. Upon adoption of FASB Statement No. 133, as amended, Accounting for Derivatives and Hedging Activity (“FAS 133”), we determined the interest rate hedge agreement did not qualify for hedge accounting as defined in FAS 133. Accordingly, the fair value of the financial instrument was recorded in the financial statements and subsequent changes in fair value were recorded in earnings in the period of change. At December 28, 2002, the fair value of the interest rate hedge agreement was approximately $7.6 million and was included in accrued liabilities. During 2002, the three month LIBO rate fell below the floor rate in the collar agreement and we made payments to the bank of approximately $2.6 million.
On December 31, 2002, the interest rate hedge agreement expired and the bank exercised its option to enter into a swap agreement. The swap agreement effectively converted the variable interest rate on $57.2 million of the term debt to a fixed rate of 6.55%. The swap agreement did not qualify for hedge accounting treatment as defined in FAS 133. Accordingly, the fair value of the financial instrument was recorded as a liability and subsequent changes in fair value were recorded in earnings in the period of change. At January 3, 2004, the fair value of the swap agreement was approximately $5.4 million and was included in accrued liabilities. During 2004 (prior to the Transaction) and fiscal year 2003, Polypore made payments to the bank of $0.9 million and $4.0 million, respectively, representing the difference between the fixed interest rate on the swap and the variable interest rate paid on the debt. The swap agreement was terminated in connection with the closing of the Transaction.

Use of hedging contracts would allow us to reduce our overall exposure to interest rate changes, since gains and losses on these contracts would offset losses and gains on the transactions being hedged. We formally document all hedged transactions and hedging instruments, and assess, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The fair values of the interest rate agreements are estimated by obtaining quotes from brokers and are the estimated amounts that we would receive or pay to terminate the agreements at the reporting date, taking into consideration current interest rates and the current creditworthiness of the counterparties.
Currency risk
Outside of the United States, we maintain assets and operations in Europe and, to a much lesser extent, Asia. The results of operations and financial position of our foreign operations are principally measured in their respective currency and translated into U.S. dollars. As a result, exposure to foreign currency gains and losses exists. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency. Our subsidiaries and affiliates also purchase and sell products and services in various currencies. As a result, we may be exposed to cost increases relative to the local currencies in the markets in which we sell. Because a different percentage of our revenues are in a foreign currency other than our costs, a change in the relative value of the U.S. dollar could have a disproportionate impact on our revenues compared to our cost, which could impact our margins. A portion of our assets are based in our foreign locations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected in other comprehensive income (loss). In connection with the Transactions, we obtained euro-denominated senior secured and senior subordinated notes that effectively hedge the Company’s net investment in foreign subsidiaries. Therefore, foreign currency gains and losses resulting from the translation of the euro-denominated debt are included in accumulated other comprehensive income (loss). Accordingly, our consolidated shareholders’ equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency, primarily the euro.
The dollar/euro exchange rates used in our financial statements for the periods ended as set forth below were as follows:

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Period end rate	1.2111	1.2087	1.2111	1.2087
Period average rate	1.2907	1.2007	1.3077	1.2347
Our strategy for management of currency risk relies primarily on conducting our operations in a country’s respective currency and may, from time to time, involve currency derivatives. As of July 2, 2005, we did not have any foreign currency derivatives outstanding.
Item 4. Controls and Procedures
As of July 2, 2005, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective, as of July 2, 2005, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
During the three months ended July 2, 2005, there has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations.
In connection with the Transactions, the Company identified a potential enforcement issue with the United States Environmental Protection Agency (“EPA”). On April 5, 2005, the Company received a Finding of Violation (“FOV”) dated March 28, 2005 from the EPA alleging a noncompliance with the Title V Air Operating Permit at its Corydon, Indiana facility relating to the control of fugitive emissions at the facility. The Company has responded timely to formal and informal information requests from the Agency. During the three months ended April 2, 2005, the Company recorded its best estimate of potential penalties as an adjustment to the preliminary allocation of purchase price for the Transactions. Subsequent to April 2, 2005, the Company had additional discussions with the EPA. Based on the results of these discussions, the estimate of potential penalties was adjusted in May 2005 through further adjustment to the allocation of purchase price. Although the EPA has the authority and discretion to issue substantial fines that could be material, based upon management’s analysis of the facts and circumstances, in consideration of prior cases and the EPA’s published civil penalty policies, and supported by discussions with third party advisors, we do not believe that the maximum penalty will be assessed and that penalties resulting from this matter will not have a material adverse effect on the business, financial condition or results of operations of the Company.
Item 6. Exhibits

Exhibit No.	Exhibit Description

10.1	Second Amendment to Credit Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2005	POLYPORE INTERNATIONAL, INC. (Registrant)
	By:	/s/ Robert B. Toth
Robert B. Toth
President and Chief Executive Officer (principal executive officer)

	By:	/s/ Lynn Amos
Lynn Amos
Chief Financial Officer (principal financial officer and principal accounting officer)