Form 10-Q
period 2005-10-01
Polypore International, Inc.
filed 2005-11-15
CIK 1292556

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 1, 2005

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from _________ to ____________
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
Yes ☐    No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
The Company currently has 171,421 shares of common stock outstanding.

Polypore International, Inc.
Index to Quarterly Report on Form 10-Q
For the Quarter Ended October 1, 2005

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	30

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 6.	Exhibits	31

Signatures
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Polypore International, Inc.
Condensed Consolidated Balance Sheets

	October 1, 2005
(in thousands)	(unaudited)	January 1, 2005*

Assets
Current assets:
Cash and equivalents	$29,908	$33,149
Accounts receivable, net	94,260	106,296
Inventories	54,205	61,789
Refundable income taxes	15,046	8,850
Deferred income taxes	3,403	7,954
Prepaid and other	6,953	5,288

Total current assets	203,775	223,326
Property, plant and equipment, net	389,755	441,350
Goodwill	537,517	535,844
Intangibles and loan acquisition costs, net	227,053	244,629
Environmental indemnification receivable, less current portion	17,285	20,125
Other	1,093	1,142

Total assets	1,376,478	$1,466,416

Liabilities and shareholders’ equity
Current liabilities:
Revolving credit obligations	$—	$—
Accounts payable	21,312	20,581
Accrued liabilities	49,431	51,229
Current portion of debt-optional prepayment	—	25,000
Current portion of debt	88	2,260
Current portion of capital lease obligation	1,312	1,272

Total current liabilities	72,143	100,342
Debt, less current portion	997,441	1,029,391
Capital lease obligation, less current portion	6,355	7,344
Pension and postretirement benefits	47,045	48,652
Post employment benefits	7,895	10,119
Environmental reserve, less current portion	22,570	24,394
Deferred income taxes	123,524	137,240
Other	1,203	3,033
Commitments and contingencies

Shareholders’ equity:
Common stock	2	2
Paid-in capital	124,755	124,468
Retained (deficit)	(21,847)	(19,265)
Accumulated other comprehensive income (loss)	(4,608)	696

	98,302	105,901

Total liabilities and shareholders’ equity	$1,376,478	$1,466,416

(*)	Derived from audited consolidated financial statements

See notes to condensed consolidated financial statements

Polypore International, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Successor				Predecessor
	Three Months	Three Months	Nine Months	May 2, 2004	January 4, 2004
	Ended	Ended	Ended	through	through
(in thousands)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004	May 1, 2004

Net sales	$105,764	$117,496	$330,876	$206,225	$179,273
Cost of goods sold	74,316	91,833	220,030	149,983	110,166

Gross profit	31,448	25,663	110,846	56,242	69,107
Selling, general and administrative expenses	18,454	19,189	55,460	31,851	23,381
Business restructuring	1,453	13,581	6,855	13,581	—
In process research and development	—	—	—	5,280	—

Operating income	11,541	(7,107)	48,531	5,530	45,726
Other (income) expense:
Interest expense, net	20,580	13,602	61,178	21,974	6,048
Foreign currency and other	(126)	506	(3,531)	782	481
Unrealized gain on derivative instrument	—	—	—	—	(1,321)

	20,454	14,108	57,647	22,756	5,208

Income (loss) before income taxes	(8,913)	(21,215)	(9,116)	(17,226)	40,518
Income taxes	(6,605)	(8,779)	(6,534)	(7,465)	13,685

Net income (loss)	(2,308)	(12,436)	(2,582)	(9,761)	26,833
Redeemable preferred stock dividends	—	—	—	—	(424)

Net income (loss) applicable to common stock	$(2,308)	$(12,436)	$(2,582)	$(9,761)	$26,409

Net income (loss) per common share-basic and diluted	$(13.46)	$(72.55)	$(15.06)	$(57.01)	$170.29
Weighted average shares outstanding	171,421	171,421	171,421	171,198	155,086

See notes to condensed consolidated financial statements

Polypore International, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Successor		Predecessor
	Nine Months	May 2, 2004	January 4, 2004
	Ended	through	through
(in thousands)	October 1, 2005	October 2, 2004	May 1, 2004

Operating activities:
Net income (loss)	$(2,582)	$(9,761)	$26,833
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	28,947	10,677	14,409
Amortization expense	13,307	7,287	808
Amortization of debt discount	16,265	—	—
Amortization of loan acquisition costs	2,044	1,066	632
Stock compensation	287	144	—
Inventory purchase accounting	—	18,505	—
Loss (gain) on disposal of property, plant and equipment	294	—	(1,432)
Business restructuring	6,855	13,581	—
Foreign currency and other	(3,860)	(11)	(3,067)
Changes in operating assets and liabilities:
Accounts receivable	6,181	(2,900)	(13,189)
Inventories	3,294	6,199	(1,434)
Prepaid and other current assets	(2,088)	188	(107)
Accounts payable and accrued liabilities	(3,853)	(11,082)	4,160
Other, net	(4,806)	(8,330)	1,298

Net cash provided by operating activities	60,285	25,563	28,911
Investing activities:
Purchases of property, plant and equipment	(9,994)	(6,477)	(5,497)
Proceeds from sale of property, plant and equipment	24	62	1,923
Acquisitions, net of cash acquired	—	(867,368)	—

Net cash used in investing activities	(9,970)	(873,783)	(3,574)
Financing activities:
Proceeds from debt	—	821,517	610
Principal payments on debt	(50,065)	(263,315)	(7,923)
Borrowings on revolving credit agreement	—	1,500	—
Payments on revolving credit agreement	—	(11,500)	—
Loan acquisition costs	(798)	(19,755)	(59)
Issuance of common stock	—	150,000	—
Issuance of nonconvertible preferred stock	—	171,421	—

Net cash provided by (used in) financing activities	(50,863)	849,868	(7,372)
Effect of exchange rate changes on cash and equivalents	(2,692)	(221)	(2,156)

Net increase (decrease) in cash and equivalents	(3,240)	1,427	15,809
Cash and equivalents at beginning of period	33,149	35,872	20,063

Cash and equivalents at end of period	$29,909	$37,299	$35,872

See notes to condensed consolidated financial statements

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended October 1, 2005
(unaudited)
1. Description of Business and Transactions
Description of Business — Polypore International, Inc. (the “Company” or “Successor”) is a leading worldwide manufacturer and marketer of microporous membranes for use in energy storage and separations applications. The Company has a global presence in the major geographic markets of North America, South America, Western Europe and the Asia-Pacific region.
Change in Ownership — On May 13, 2004, the Company acquired 100% of the outstanding common stock of PP Holding Corporation and its wholly owned subsidiary, PP Acquisition Corporation (“PP Acquisition”), for $320,385,000 in cash. On May 13, 2004, PP Acquisition purchased the outstanding capital stock of Polypore, Inc. (“Polypore” or “Predecessor”). The aggregate purchase price, including acquisition related costs, was approximately $1,150,073,000 in cash. In connection with the acquisition, PP Acquisition obtained a new credit facility with initial borrowings of approximately $414,920,000 and issued 8.75% senior subordinated notes with a face amount of $405,915,000. PP Acquisition used the net proceeds from the new credit facility, the issuance of senior subordinated debt and equity contributions to pay the net purchase price to the existing shareholders, repay all outstanding indebtedness under Polypore’s existing credit facility and pay transaction related fees and expenses. At the time of closing of the acquisition, PP Acquisition merged with and into Polypore, with Polypore as the surviving corporation. These events are hereinafter referred to as the “Transactions”.
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
The following unaudited pro forma financial data summarizes the results of operations for the nine months ended October 2, 2004, as if the Transactions had occurred as of the beginning of each period. Unaudited pro forma results below are based on historical results of operations and include adjustments for depreciation, amortization and

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended October 1, 2005
(unaudited)
interest expense associated with the Transactions and the related income tax effects of these adjustments. The unaudited pro forma results for the nine months ended October 2, 2004 exclude non-recurring costs of $5,280,000 for the write-off of in process research and development costs and $18,505,000 for the sale of inventory that was revalued in connection with the application of purchase accounting for the Transactions. The pro forma amounts do not necessarily reflect actual results that would have occurred.

	Three Months	Nine Months
	Ended	Ended
(in thousands)	October 2, 2004	October 2, 2004

Net sales	$117,496	$385,498
Net income (loss)	$(6,944)	$17,638
Net income (loss) per common share — basic and diluted	$(40.56)	$103.03
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, the unaudited condensed consolidated financial statements and notes do not contain certain information included in the Company’s annual financial statements. In the opinion of management, all normal recurring adjustments that are necessary for a fair presentation have been made. Operating results for the three and nine months ended October 1, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the annual audited financial statements for the year ended January 1, 2005.
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
In June 2005, the FASB ratified the consensus reached by the EITF on Issue No. 05-5, Accounting for Early Retirement or Postemployment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements). The EITF agreed with FASB staff observations that the salary components of Type I and Type II ATZ arrangements (excluding the bonus and additional contributions into the German government pension scheme) should be recognized over the period from the point at which the ATZ period begins until the end of the active service period. Additionally, the portion of the salary that is deferred under a Type II arrangement should be discounted if payment is expected to be deferred for a period longer than one year. In addition, the EITF reached a consensus that the bonus feature and the additional contributions into the German government pension scheme (collectively, the additional compensation) under a Type II ATZ arrangement should be accounted for as a post employment benefit under Statement 112. An entity should recognize the additional compensation over the period from the point at which the employee signs the ATZ contract until the end of the active service period. The EITF also concluded that the employer should recognize the government subsidy when it meets the necessary criteria and is entitled to the subsidy. The consensus in this Issue is effective for fiscal years beginning after December 15, 2005, and reported as a change in accounting estimate affected by a change in accounting principle as described in paragraph 19 of FAS 154. The Company is currently evaluating the provisions of this standard to determine the impact of adopting this statement.
In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“FAS 153”). The amendments made by FAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended October 1, 2005
(unaudited)
productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. Management does not believe there will be a significant impact as a result of adopting this Statement.
In December 2004, the FASB published FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123R”). FAS 123R replaces FAS 123, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. FAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on their fair values. Public entities are required to apply FAS 123R as of the first annual reporting period that begins after June 15, 2005. Management does not believe there will be a significant impact as a result of adopting this Statement.
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
In November 2004, the FASB issued Statement No. 151, Inventory Costs (“FAS 151”). This statement amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). FAS 151 requires that idle facility expense, excess spoilage, double freight and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. FAS 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. FAS 151 is effective for all fiscal years beginning after June 15, 2005. Management does not believe there will be a significant impact as a result of adopting this Statement.
4. Inventories
Inventories are carried at the lower of cost or market using the first-in, first-out (“FIFO”) method of accounting. For purchase accounting, the value of inventory on hand at May 1, 2004 was increased by $19,007,000 to reflect the fair value of such inventory, less cost to sell. Operating results for the three months ended October 2, 2004 and the period from May 2, 2004 through October 2, 2004 include an increase in cost of goods sold of $10,015,000 and $18,505,000, respectively, representing the write-off of the purchase accounting adjustment for inventory that was sold during this period. The remaining inventory purchase accounting adjustment was charged to cost of goods sold in the fourth quarter of 2004.
Inventories consist of the following:

(in thousands)	October 1, 2005	January 1, 2005

Raw materials	$21,365	$22,243
Work-in-process	7,378	6,395
Finished goods	25,462	33,151

Total	$54,205	$61,789

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended October 1, 2005
(unaudited)
5. Debt
Debt, in order of priority, consists of:

(in thousands)	October 1, 2005	January 1, 2005

Senior credit facilities:
Revolving credit facility	$—	$—
Term loan facilities	367,099	416,941
8.75% senior subordinated notes	408,375	429,315
10.5% senior discount notes (net of unamortized original issue discount of $79,283 and $95,548)	220,717	204,452
Other	1,338	5,943

	997,529	1,056,651
Less optional prepayment	—	25,000
Less current maturities	88	2,260

Long-term debt	$997,441	$1,029,391

Polypore, the obligor under the debt, made optional prepayments on the term loans of $20,000,000 and 25,000,000 on September 30, 2005 and March 1, 2005, respectively. In accordance with the credit agreement, the prepayments were applied first to the quarterly principal payments due for the next twelve months and second, pro rata against the remaining scheduled principal payments. After giving effect to the prepayments, the term loans will require quarterly payments of principal at the end of each fiscal quarter beginning on December 29, 2006.
6. Pension and Other Postretirement Benefits
The Company’s subsidiaries sponsor multiple defined benefit pension plans, which are primarily located at subsidiaries outside of the U.S., and an other postretirement benefit plan located in the U.S.
The following tables provide the components of net periodic benefit cost:

	Pension Plans
	Successor				Predecessor
	Three Months	Three Months	Nine Months	May 2, 2004	January 4, 2004
	Ended	Ended	Ended	through	through
(in thousands)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004	May 1, 2004

Service cost	$533	$453	$1,763	$755	$604
Interest cost	699	668	2,315	1,113	891
Expected return on plan assets	(192)	(196)	(650)	(327)	(261)
Amortization of prior service cost	—	—	—	—	57
Recognized net actuarial loss	13	36	43	60	48

Net periodic benefit cost	$1,053	$961	$3,471	$1,601	$1,339

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended October 1, 2005
(unaudited)

	Other Postretirement Benefits
	Successor				Predecessor
	Three Months	Three Months	Nine Months	May 2, 2004	January 4, 2004
	Ended	Ended	Ended	through	through
(in thousands)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004	May 1, 2004

Service cost	$7	$7	$21	$12	$9
Interest cost	29	29	86	48	38
Amortization of prior service cost	—	—	—	—	(15)
Recognized net actuarial loss	—	1	1	2	1

Net periodic benefit cost	$36	$37	$108	$62	$33

7. Income Taxes
The income tax provision for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis. The income tax expense recorded in the financial statements differs from the Federal statutory income tax rate due to a variety of factors, including state income taxes, foreign tax credits, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, certain export sales which are excluded from taxable income, certain interest expense which is non-deductible for income tax purposes and various changes in estimates of permanent differences and valuation allowances. In 2005, the impact of permanent differences on the effective tax rate is exacerbated by the relatively low consolidated income (loss) before income taxes.
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

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended October 1, 2005
(unaudited)
Financial information relating to the reportable operating segments is presented below:

	Successor				Predecessor
	Three Months	Three Months	Nine Months	May 2, 2004	January 4, 2004
	Ended	Ended	Ended	through	through
(in thousands)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004	May 1, 2004

Net sales to external customers:
Energy storage	$76,018	$78,608	$233,934	$138,812	$119,436
Separations media	29,746	38,888	96,942	67,413	59,837

Total net sales to external customers	$105,764	$117,496	$330,876	$206,225	$179,273

Operating income:
Energy storage	$13,842	$15,215	$45,330	$33,504	$35,146
Separations media	60	3,380	11,378	11,546	10,580
Corporate	(908)	(318)	(1,322)	(366)	—

Segment operating income	12,994	18,277	55,386	44,684	45,726
Business restructuring	(1,453)	(15,369)	(6,855)	(15,369)	—
In-process research and development	—	—	—	(5,280)	—
Inventory purchase accounting	—	(10,015)	—	(18,505)	—

Total operating income (loss)	11,541	(7,107)	48,531	5,530	45,726
Reconciling items:
Interest expense	20,580	13,602	61,178	21,974	6,048
Other	(126)	506	(3,531)	782	(840)

Total consolidated income before income taxes	$(8,913)	$(21,215)	$(9,116)	$(17,226)	$40,518

Depreciation and amortization:
Energy storage	$8,363	$6,531	$25,045	$10,869	$7,208
Separations media	5,529	4,301	17,209	7,095	8,009

Total depreciation and amortization	$13,892	$10,832	$42,254	$17,964	$15,217

9. Related Party Transactions
The Company’s German subsidiary has an equity investment in a German patent and trademark legal firm. The investment represents 25% ownership of the firm and is accounted for by the equity method of accounting. The equity investment account balance was $150,000 and $154,000 at October 1, 2005 and January 1, 2005, respectively. Charges from the affiliate for work performed were $147,000 and $870,000 for the three and nine month periods ended October 1, 2005, respectively. Charges from the affiliate were $210,000, $210,000, and $523,000 for the three months ended October 2, 2004 and the periods from January 4, 2004 through May 1, 2004 and May 2, 2004 through October 2, 2004, respectively. Amounts due to the affiliate were approximately $81,000 and $357,000 at October 1, 2005 and January 1, 2005, respectively.
The Company’s corporate headquarters were housed in space leased by a former shareholder of the Company from an affiliate of the former shareholder. A portion of the lease payments and other expenses, primarily insurance and allocated other direct costs, were charged to the Company. Charges from the affiliate for work performed were $0

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended October 1, 2005
(unaudited)
and $32,000 for the three and nine month periods ended October 1, 2005, respectively. Charges from the affiliate were $165,000 and $369,000 for the periods from January 4, 2004 through May 1, 2004 and May 2, 2004 through October 2, 2004, respectively.
10. Comprehensive Income
Comprehensive income (loss) is as follows:

	Successor				Predecessor
	Three Months	Three Months	Nine Months	May 2, 2004	January 4, 2004
	Ended	Ended	Ended	through	through
(in thousands)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004	May 1, 2004

Net income (loss)	$(2,308)	$(12,436)	$(2,582)	$(9,761)	$26,833
Other comprehensive income (loss), primarily foreign currency translation	195	2,669	(5,304)	7,847	(19,848)

Comprehensive income (loss)	$(2,113)	$(9,767)	$(7,886)	$(1,914)	$6,985

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
In connection with the Transactions, the Company identified a potential enforcement issue with the United States Environmental Protection Agency (“EPA”). On April 5, 2005, the Company received a Finding of Violation (“FOV”) dated March 28, 2005 from the EPA alleging a noncompliance with the Title V Air Operating Permit at its Corydon, Indiana facility relating to the control of fugitive emissions at the facility. The Company recorded its best estimate of potential penalties through adjustment to the allocation of purchase price. On October 21, 2005, the Company received a formal offer for settlement of the matter from the EPA. Although a final agreement has not been reached, management does not believe that penalties resulting from this matter will have a material adverse effect on the business, financial condition or results of operations of the Company.
In connection with the Transactions, the Company identified potential environmental contamination at its manufacturing facility in Potenza, Italy. Subsequent to the Transactions, additional environmental studies were performed with the assistance of a third-party advisor and a preliminary plan for remediation was developed. The Company reported the matter to the proper authorities and presented its plan for remediation. Based on this initial plan, the Company recorded an initial estimate of the liability of $1,392,000 in the preliminary allocation of purchase price at January 1, 2005. During the three months ended April 2, 2005, the remediation plan was further refined and new cost estimates were developed with assistance of the third-party advisor and in consultation with the Italian environmental authorities. Based on these changes, the accrual was increased by $1,869,000 through further

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended October 1, 2005
(unaudited)
adjustment to the preliminary allocation of purchase price. The Company anticipates that expenditures will be made over the next seven to ten years.
In connection with the acquisition of Membrana in 2002, the Company recorded a reserve for environmental obligations that was finalized in 2003. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for the Company to remain in compliance with local regulations. The Company anticipates that expenditures will be made over the next seven to ten years. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition.
The Company has indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel (“Akzo”), the prior owner of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. The Akzo agreement provides indemnification of claims through December 2007, with the indemnification percentage decreasing each year during the coverage period. Through December 2003, Akzo pays 75% of any approved claim. After that, Akzo pays 65% of claims reported through December 2006 and 50% of claims reported through December 2007. Claims indemnified through the Akzo agreement are subject to an aggregate 2,000,000 Euro deductible which has been met. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. At October 1, 2005, amounts receivable under the indemnification agreement were $17,999,000.
12. Business Restructuring
2005 Restructuring Plan
In order to better accommodate customer growth and related demand for both lead-acid and lithium battery separators in the greater Asian market, the Company’s Energy Storage segment is transferring certain assets from Europe and the United States to its facilities in Thailand and China. The capacity realignment plan includes the closure of the Company’s facility in Feistritz, Austria, the downsizing of its Norderstedt, Germany facility and the relocation of certain assets from these two plants to the Company’s facilities in Prachinburi, Thailand. Additionally, finishing equipment from the Company’s facility in Charlotte, North Carolina will be relocated to its facility in Shanghai, China. The total cost of the realignment plan is expected to be approximately $7,900,000, of which $5,437,000 has been recognized ($289,000 in the three months ended October 1, 2005) and the remaining costs will be recognized over the rest of 2005 and in 2006. We expect to realize a portion of the cost savings in 2006 and the full amount of the savings in 2007. The timing and scope of these restructuring measures are subject to change as the Company further evaluates its business needs and costs.
As part of the realignment plan, the Company announced on June 16, 2005 layoffs of 110 employees at its Feistritz, Austria, Norderstedt, Germany and Charlotte, North Carolina facilities. The total cost of the employee layoffs and early retirement program is expected to be approximately $4,600,000, of which $3,938,000 has been recognized ($89,000 in the three months ended October 1, 2005) and the remaining costs will be recognized over the rest of 2005 and in 2006.
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
The Company estimates that other costs, including disassembly, moving, and legal expenses, will be approximately $2,000,000, of which $221,000 has been incurred ($200,000 during the three months ended October 1, 2005). These costs will be recognized as incurred in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”).

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended October 1, 2005
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
The timing and scope of these restructuring measures are subject to change as the Company further evaluates its business needs and costs. On September 3, 2004, the Company announced a layoff of approximately 200 employees at its Wuppertal, Germany facility. During the year ended January 1, 2005, a charge of $13,899,000 was recorded as an estimate of the costs associated with the layoff. The Company expects to make most of the payments and realize a portion of the cost savings related to the layoffs during fiscal 2005. In connection with a customer’s outsourcing of its dialyzer production, the Company also recorded a charge for raw materials, a portion of which the Company was obligated to purchase under an existing purchase commitment, of $1,788,000 in cost of goods sold during the year ended January 1, 2005. Finally, in connection with the relocation of its research and development operations, the Company expects to record a charge to earnings of approximately $2,600,000, of which $1,530,000 has been recognized ($1,276,000 in the three months ended October 1, 2005) and the remainder is expected to occur in the fourth quarter of 2005. The Company does not expect to record any impairment to long-lived assets in connection with the relocation.
The restructuring reserve is comprised of the following:

	Balance at				Foreign	Balance at
	January 1,	Restructuring	Non-cash	Cash	Currency	October 1,
(in thousands)	2005	Charges	Charges	Payments	Translation	2005

2004 Restructuring Plan
Severance and benefit costs	$14,944	$(112)	$—	$(8,950)	$(921)	$4,961
Raw materials	1,256	—	—	(881)	(129)	246
Other	—	1,530	—	(1,151)	—	379
2005 Restructuring Plan
Severance and benefit costs	—	3,938	—	(186)	(116)	3,636
Asset disposals and impairments	—	1,278	(1,278)	—	—	—
Other	—	221	—	(221)	—	—

Total	$16,200	$6,855	$(1,278)	$(11,389)	$(1,166)	$9,222

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
On May 13, 2004, Polypore and its stockholders consummated a stock purchase agreement with our wholly owned subsidiary, PP Acquisition Corporation (“PP Acquisition”). On May 13, 2004, PP Acquisition purchased all of the outstanding shares of Polypore’s capital stock. The aggregate purchase price, including acquisition-related costs, was approximately $1,150.1 million in cash. In connection with these transactions, PP Acquisition (i) obtained a credit facility with initial borrowings of approximately $414.9 million, (ii) issued $225.0 million aggregate principal amount of 8.75% senior subordinated dollar notes due 2012 and €150.0 million aggregate principal amount of 8.75% senior subordinated euro notes due 2012 (collectively, the “8.75% senior subordinated notes”), with an aggregate face amount of $405.9 million, and (iii) received equity contributions from its shareholders of $320.4 million. PP Acquisition used the net proceeds from the credit facility, the issuance of the 8.75% senior subordinated notes and the equity contributions to pay the net purchase price to the existing shareholders, repay all outstanding indebtedness under Polypore’s existing credit facility and pay transaction-related fees and expenses. At the time of closing of the acquisition, PP Acquisition merged with and into Polypore, with Polypore as the surviving corporation (the transactions associated with the acquisition of Polypore being, collectively, the “Transactions”).
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

Results of operations
The following table sets forth, for the periods indicated, certain historical and pro forma operating data of Polypore International and our Predecessor in amount and as a percentage of net sales. U.S. generally accepted accounting principles do not permit combining the results of our Predecessor period with our Successor period in our consolidated financial statements. In order to provide useful information, the information presented below for the pro forma nine months ended October 2, 2004 has been derived by combining the statement of operations of the Predecessor for the period from January 4, 204 through May 1, 2004 with the statement of operations of the Successor for the period from May 2, 2004 through October 2, 2004 and applying the pro forma adjustments for the Transactions. The pro forma results of operations for the nine months ended October 2, 2004 includes adjustments for depreciation, amortization and interest expense associated with the Transactions and the related income tax effects of these adjustments. The pro forma results exclude non-recurring costs of $5.3 million for the write-off of in-process research and development costs and $18.5 million for the sale of inventory that was written up in purchase accounting for the Transactions.

	Three months ended		Nine months ended

(in millions)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004(1)

Net sales	$105.8	$117.5	$330.9	$385.5

Gross profit	31.4	25.7	110.8	144.4
Selling, general and administrative expenses	18.4	19.2	55.4	60.4
Business restructuring	1.5	13.6	6.9	13.6

Operating income	11.4	(7.1)	48.5	70.4
Interest expense, net	20.6	13.6	61.2	40.8
Foreign currency and other	(0.2)	0.5	(3.6)	1.3

Income before income taxes	(8.9)	(21.2)	(9.1)	28.3
Income taxes	(6.6)	(8.8)	(6.5)	10.8

Net income	$(2.3)	$(12.4)	$(2.6)	$17.5

	Three months ended		Nine months ended

(in millions)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004(1)

Net sales	100.0%	100.0%	100.0%	100.0%

Gross profit	29.7%	21.9%	33.5%	37.5%
Selling, general and administrative expenses	17.4%	16.3%	16.7%	15.7%
Business restructuring	1.4%	11.6%	2.1%	3.5%

Operating income	10.9%	(6.0)%	14.7%	18.3%
Interest expense, net	19.5%	11.6%	18.5%	10.6%
Foreign currency and other	(0.2)%	0.4%	(1.1)%	0.3%

Income before income taxes	(8.4)%	(18.0)%	(2.8)%	7.3%
Income taxes	(6.2)%	(7.5)%	(2.0)%	2.8%

Net income	(2.2)%	(10.6)%	(0.8)%	4.5%

(1)	Unaudited pro forma financial information as if the Transactions had occurred on January 4, 2004, the first day of the nine month period ending October 2, 2004.
Three month period ended October 1, 2005 with the three month period ended October 2, 2004
Net sales. Net sales for the three months ended October 1, 2005 were $105.8 million, a decrease of $11.7 million, or 10.0%, from the three months ended October 2, 2004. For the energy storage segment, net sales for the three months ended October 1, 2005 were $76.0 million, a decrease of $2.6 million, or 3.3%, from the three months ended October 2, 2004. Lithium battery separator sales in the three months ended October 1, 2005 were approximately the same as in the prior year. Although the lithium battery market remains volatile, we have seen an improvement in rechargeable lithium battery market conditions, especially in China, beginning late in the first quarter of 2005. Improved sales volumes for rechargeable lithium separators were somewhat offset by weakness in disposable lithium separator sales as military demand has declined. The overall increase in lithium sales volumes was offset by lower average sales prices due to increased capacity in the rechargeable lithium battery separator market and a higher portion of sales to our larger customers, who receive lower average prices. Lead acid battery separator sales decreased by $1.7 million due primarily to timing of orders. Energy storage sales include $.3 million from the negative impact of the dollar/euro exchange rate. For the separations media segment, net sales for the three months ended October 1, 2005 were $29.8 million, a decrease of $9.1 million, or 23.4%, from the three months ended October 2, 2004. The decrease in separations media sales was due primarily to the loss of a hemodialysis customer during the third quarter of 2004 and a decline in cellulosic membrane demand, offset somewhat by increases in synthetic membrane sales volumes. While positive developments in our synthetic membrane business provide promise for the future, we expect the decline in cellulosic demand to continue and to likely outpace synthetic gains during the near term. We are in the process of assessing future cellulosic demand and developing our strategic response. Separations media net sales include $.3 million from the negative impact of the dollar/euro exchange rate.
Gross profit. Gross profit for the three months ended October 1, 2005 was $31.4 million, an increase of $5.7 million, or 22.2%, from the three months ended October 2, 2004. Gross profit as a percent of sales for the three months ended October 1, 2005 increased to 29.7% from 21.9% in the prior year. Gross profit for the three months ended October 2, 2004 included an increase in cost of goods sold of $10.0 million for the write-off of the purchase accounting adjustment for inventory that was sold during this period. For the energy storage segment, gross profit for the three months ended October 1, 2005 was $26.8 million, an increase of $4.8 million, or 22.0%, from the same period in the prior year. Gross profit in the energy storage segment as a percent of sales for the three months ended October 1, 2005 increased to 35.3% from 28.0% in the prior year. The increase in gross profit during the three months ended October 1, 2005 is due primarily to a $5.0 million increase in cost of goods sold for the write-off of the purchase accounting adjustment for inventory that was sold during the three months October 2, 2004. Raw material and energy cost increases have to date largely been offset by internal cost saving actions. For the separations media segment, gross profit for the three months ended October 1, 2005 was $4.6 million, an increase of $0.9 million, or 23.0%, from the same period in the prior year. Gross profit in the separations media segment as a percent of sales for the three months ended October 1, 2005 increased to 15.3% from 9.5% in the same period of the prior year. The increase in gross profit was due primarily to a $5.0 million increase in cost of goods sold for the write-off of the purchase accounting adjustment for inventory that was sold during the three months October 2,

2004. The impact of the purchase accounting adjustment was mostly offset bv a decrease in production volumes associated with the decline in cellulosic demand, resulting in higher production costs per unit as fixed costs were applied to lower production volumes.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended October 1, 2005 were $18.4 million, a decrease of $0.8 million, or 4.2%, from the three months ended October 2, 2004. The decrease was due primarily to lower expenses in connection with cost reduction measures.
Interest expense, net. Interest expense, net was $20.6 million for the three months ended October 1, 2005, an increase of $7.0 million from the three months ended October 2, 2004. The increase in interest expense is attributable to the issuance of the 10.5% senior discount notes in October 2004 and the higher interest rates on Polypore's variable rate term loans, offset to some extent by the interest savings resulting from the $45.0 million in prepayments on the term loans made during 2005.
Income taxes. Income taxes as a percentage of the loss before income taxes for the three months ended October 1, 2005 was 74.1%, as compared to 41.4% for the three months ended October 2, 2004. The income tax expense recorded in the financial statements differs from the Federal statutory income tax rate due to a variety of factors, including state income taxes, foreign tax credits, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, certain export sales which are excluded from taxable income, certain interest expense which is non-deductible for income tax purposes and various changes in estimates of permanent differences and valuation allowances. In 2005, the impact of permanent differences on the effective tax rate is exacerbated by the relatively low consolidated income (loss) before income taxes.
Nine month period ended October 1, 2005 with the pro forma nine month period ended October 2, 2004
Net sales. Net sales for the nine months ended October 1, 2005 were $330.9 million, a decrease of $54.6 million, or 14.2%, from the pro forma nine months ended October 2, 2004. For the energy storage segment, net sales for the nine months ended October 1, 2005 were $233.9 million, a decrease of $24.3 million, or 9.4%, from the pro forma nine months ended October 2, 2004. Lithium battery separator sales in the nine months ended October 1, 2005 decreased from the same period in the prior year by $26.4 million due to lower sales volume and average sales prices. The decline in sales volumes is due to unusually strong demand in China that occurred during the first half of 2004. In the second half of 2004 and early 2005, demand for rechargeable lithium battery separators in China slowed down and we experienced a decline in ordering patterns. Although the lithium battery market remains volatile, we have seen an improvement in rechargeable lithium battery market conditions, especially in China, beginning late in the first quarter of 2005. In addition, during the three months ended October 1, 2005, we experienced a decline in disposable lithium separator sales volumes as military demand has declined. Average sales prices have declined in 2005 due to increased capacity in the rechargeable lithium battery separator market and a higher portion of sales to our larger customers, who receive lower average prices. Lead-acid battery separator sales remained relatively consistent with sales from the same period in the prior year. Energy storage sales include $3.5 million from the positive impact of the dollar/euro exchange rate. For the separations media segment, net sales for the nine months ended October 1, 2005 were $97.0 million, a decrease of $30.3 million, or 23.8%, from the pro forma nine months ended October 2, 2004. The decrease in separations media sales was due to the loss of a hemodialysis customer during the third quarter of 2004 and a decline in cellulosic membrane demand, offset somewhat by increases in synthetic membrane sales volumes. While positive developments in our synthetic membrane business provide promise for the future, we expect the decline in cellulosic demand to continue and to likely outpace synthetic gains during the near term. We are in the process of assessing future cellulosic demand and developing our strategic response. Separations media net sales include $4.0 million from the positive impact of the dollar/euro exchange rate.
Gross profit. Gross profit for the nine months ended October 1, 2005 was $110.8 million, a decrease of $33.6 million, or 23.3%, from the pro forma nine months ended October 2, 2004. Gross profit as a percent of sales for the nine months ended October 1, 2005 decreased to 33.5% from 37.5% in the pro forma nine month period ending October 2, 2004. For the energy storage segment, gross profit for the nine months ended October 1, 2005 was $83.6 million, a decrease of $17.4 million, or 17.2%, from the same period in the prior year. Gross profit in the energy storage segment as a percent of sales for the nine months ended October 1, 2005 decreased to 35.8% from 39.2%. The decrease was the result of lower production volumes of lithium separators, a change in product mix and higher depreciation expense. The decrease in production volumes for lithium battery separators resulted in higher production costs per unit as fixed costs were applied to lower production volumes. Raw material and energy cost increases have to date largely been offset by internal cost saving actions. For the separations media segment, gross profit for the nine months ended October 1, 2005 was $27.2 million, a decrease of $16.2 million, or 37.4%, from the same period in the prior year. Gross profit in the separations media segment as a percent of sales for the nine months ended October 1, 2005 decreased to 28.0% from 34.1% in the same period of the prior year. The decrease was due to the decrease in production volumes, resulting in higher production costs per unit as fixed costs were applied to lower production volumes.
Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended October 1, 2005 were $55.4 million, a decrease of $5.0 million, or 8.3%, from the pro forma nine months ended October 2, 2004. The decrease was due primarily to lower expenses in connection with cost reduction measures.
Interest expense, net. Interest expense, net was $61.2 million for the nine months ended October 1, 2005, an increase of $20.4 million from the pro forma nine months ended October 2, 2004. The increase in interest expense is attributable to the issuance of the 10.5% senior discount notes in October 2004 and the higher interest rates on Polypore's variable rate term loans, offset to some extent by the interest savings resulting from the $45.0 million in prepayments on the term loans made during 2005.
Income taxes. Income taxes as a percentage of the income (loss) before income taxes for the nine months ended October 1, 2005 was 71.7%, as compared to the statutory rate of 38.0% for the pro forma nine months ended October 2, 2004. The income tax expense recorded in the financial statements differs from the Federal statutory income tax rate due to a variety of factors, including state income taxes, foreign tax credits, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, certain export sales which are excluded from taxable income, certain interest expense which is non-deductible for income tax purposes and various changes in estimates of permanent differences and valuation allowances. In 2005, the impact of permanent differences on the effective tax rate is exacerbated by the relatively low consolidated income (loss) before income taxes.
Business restructuring
In the three and nine months ended October 1, 2005, we recorded restructuring charges aggregating $1.5 million and $6.8 million, respectively. All restructuring charges, except for the asset impairment, will result in cash outflows. The cash outflows related to restructuring charges will be funded primarily by cash from operating activities.
2005 restructuring. In order to better accommodate customer growth and related demand for both lead-acid and lithium battery separators in the greater Asian market, the Company’s energy storage segment is transferring certain assets from Europe and the United States to its facilities in Thailand and China. The capacity realignment plan includes the closure of the Company’s facility in Feistritz, Austria, the downsizing of its Norderstedt, Germany facility and the relocation of certain assets from these two plants to the Company’s facilities in Prachinburi, Thailand. Additionally, finishing equipment from the Company’s facility in Charlotte, North Carolina will be relocated to its facility in Shanghai, China. The total cost of the realignment plan is expected to be approximately $7.9 million, of which $5.4 million has been recognized ($0.2 million in the three months ended October 1, 2005) and the remaining costs will be recognized over the rest of 2005 and in 2006. We expect to realize a portion of the cost savings in 2006 and the full amount of the savings in 2007. The timing and scope of these restructuring measures are subject to change as the Company further evaluates its business needs and costs.
As part of the realignment plan, the Company announced on June 16, 2005 layoffs of 110 employees at its Feistritz, Austria, Norderstedt, Germany and Charlotte, North Carolina facilities. The total cost of the employee layoffs and early retirement program is expected to be approximately $4.6 million , of which $3.9 million has been recognized ($0.09 million in the three months ended October 1, 2005) and the remaining costs will be recognized over the rest of 2005 and in 2006.
The Company recorded an impairment charge of $1.3 million in the three months ended July 2, 2005 for property, plant and equipment located at the Feistritz, Austria facility that will not be relocated to Prachinburi, Thailand. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the impairment charge represents the amount by which the carrying value of the assets exceeds the expected future cash flows to be generated over the remaining life of the assets.
The Company estimates that other costs, including disassembly, moving, and legal expenses, will be approximately $2.0 million, of which $0.2 million has been incurred ($0.2 million during the three months ended October 1, 2005). These costs will be recognized as incurred in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”).

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
The timing and scope of these restructuring measures are subject to change as the Company further evaluates its business needs and costs. On September 3, 2004, the Company announced a layoff of approximately 200 employees at its Wuppertal, Germany facility. During the year ended January 1, 2005, a charge of $13.9 million was recorded as an estimate of the costs associated with the layoff. The Company expects to make most of the payments and realize a portion of the cost savings related to the layoffs during fiscal 2005. In connection with a customer’s outsourcing of its dialyzer production, the Company also recorded a charge for raw materials, a portion of which the Company was obligated to purchase under an existing purchase commitment, of $1.8 million in cost of goods sold during the year ended January 1, 2005. Finally, in connection with the relocation of its research and development operations, the Company expects to record a charge to earnings of approximately $2.6 million, of which $1.5 million has been recognized ($1.3 million in the three months ended October 1, 2005) and the remainder is expected to occur in the fourth quarter of 2005. The Company does not expect to record any impairment to long-lived assets in connection with the relocation. The restructuring reserve is comprised of the following:

	Balance at				Foreign	Balance at
	January	Restructuring	Non-cash	Cash	Currency	October 1,
(in millions)	1, 2005	Charges	Charges	Payments	Translation	2005

2004 Restructuring Plan
Severance and benefit costs	$14.9	$(0.1)	$—	$(8.9)	$(0.9)	$5.0
Raw materials	1.3	—	—	(0.9)	(0.1)	0.3
Other	—	1.5	—	(1.2)	—	0.3
2005 Restructuring Plan
Severance and benefit costs	—	3.9	—	(0.2)	(0.1)	3.6
Asset disposals and impairments	—	1.3	(1.3)	—	—	—
Other	—	0.2	—	(0.2)	—	—

Total	$16.2	$6.8	$(1.3)	$(11.4)	$(1.1)	$9.2

Liquidity and capital resources
Operating activities. Net cash provided by operations was $60.3 million in the nine months ended October 1, 2005, as compared to $54.5 million in the pro forma nine months ended October 2, 2004. Cash provided by operations for the nine months ended October 1, 2005 consisted of net income before non-cash expenses of $61.6 million, offset somewhat by a small decrease in working capital. Accounts receivable decreased approximately $6.2 million (net of $5.8 million due to a decrease in the dollar/euro exchange rate) and days sales outstanding decreased 12%, due to the timing of payments from customers and the collection of a receivable due from a customer that decided to outsource its dialyzer production in 2004. Our last sales to the customer occurred at the beginning of the fourth quarter of 2004. However, accounts receivable due from that customer remained outstanding until issues unrelated to the collection of the receivable were resolved. We resolved these issues and collected the amounts due from the former customer in the first quarter of 2005. Inventory decreased by approximately $3.3 million (net of $4.3 million due to a decrease in the dollar/euro exchange rate), resulting in a decrease in inventory days of approximately 11%. The decrease is a result of our annual European shutdowns for employee vacations in the third quarter. Accounts payable and accrued liabilities increased by approximately $3.1 million (net of $4.5 million due to a decrease in the dollar/euro exchange rate) due to an increase in accrued interest, timing of payments and a decrease in the restructuring accrual. Accrued interest increased by $8.8 million because interest on our subordinated debt is paid semi- annually in the second and fourth quarters. The restructuring reserve decreased by $5.8 million, as restructuring payments of $11.4 million were somewhat offset by restructuring payments of $5.5 million.
Cash provided by operations for the pro forma nine months ended October 2, 2004 consisted of net income before non-cash expenses, offset somewhat by an increase in working capital. Accounts receivable increased and inventory decreased due to higher sales of lithium battery separators and hemodialysis membranes during this period. Accounts payable and accrued liabilities increased due primarily to the restructuring accrual.

Investing activities. Capital expenditures for the nine months ended October 1, 2005 were $10.0 million as compared to $12.0 million for the pro forma nine months ended October 2, 2004. We expect to spend approximately $15.0 million for capital expenditures in fiscal 2005. In the nine months ended October 2, 2004, we received proceeds of $1.9 million from the sale of undeveloped land at our French facility.
Financing activities. Cash used in financing activities for the nine months ended October 1, 2005 was $50.9 million as compared to cash provided by financing activities of $842.5 million for the pro forma nine months ended October 2, 2004. During the nine months ended October 1, 2005, Polypore made optional prepayments totaling $45.0 million on the term loans under the Credit Facility. In accordance with the Credit Facility, the prepayments were applied first to the quarterly payments due for the next twelve months and second, pro rata against the remaining scheduled installments of principal. After giving effect to the prepayments, the term loans will require quarterly payments of principal of approximately $0.9 million at the end of each fiscal quarter beginning on December 29, 2006. Polypore International was formed in May 2004 with $170.4 million of equity and the issuance of $150.0 million in Series A nonconvertible preferred stock. In connection with the Transactions, Polypore, Inc. entered into the Credit Facility with initial borrowings of $419.9 million and issued 8.75% senior subordinated notes of $405.9 million. The net proceeds of the Credit Facility, issuance of senior subordinated notes and equity contributions were used to pay the net purchase price to existing shareholders, repay all outstanding indebtedness under an existing credit facility and pay transaction-related fees and expenses.
We intend to fund our ongoing operations through cash generated by operations and availability under the Credit Facility. As part of the Transactions, Polypore incurred substantial debt under the Credit Facility and from the issuance of the 8.75% senior subordinated notes, with interest payments on this indebtedness substantially increasing our liquidity requirements.
The Credit Facility provides for initial borrowings of $370.0 million and €36.0 million under the term loan facilities due 2011 and a $90.0 million revolving credit facility due in 2010 (all of which remains unfunded). The Credit Facility permits Polypore to incur additional senior secured debt at the option of participating lenders, subject to the satisfaction of certain conditions.
On June 15, 2005, Polypore completed a technical amendment to the Credit Facility to provide certain definitional changes to accommodate the asset relocations associated with the 2005 restructuring in the debt convenant calculation.
Borrowings under the Credit Facility bear interest at our choice of the Eurodollar rate or adjusted base rate, or “ABR,” in each case, plus an applicable margin, subject to adjustment based on a pricing grid. As of October 1, 2005, the cash interest requirements for the next 12 months are expected to be approximately $58.9 million.
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

Adjusted EBITDA is calculated as follows:

	Twelve Months	Nine months	Three Months
	Ended	Ended	Ended
(in millions)	October 1, 2005	October 1, 2005	October 1, 2005

Net income	$5.2	$10.5	$1.7
Add:
Depreciation and amortization	58.1	42.3	13.9
Interest expense, net	60.7	44.8	15.1
Income taxes	(1.3)	(2.0)	(4.3)

EBITDA	122.7	95.6	26.4
Add:
Foreign currency (gain) loss	(1.2)	(3.1)	—
Inventory purchase accounting adjustments (1)	.5	—	—
Transactions costs (2)	.4	—	—
Operating lease payments on lease to be refinanced (3)	2.8	2.1	.7
Business restructuring (4)	7.2	6.9	1.5
Loss on disposal of property, plant, and equipment	.8	.3	.3

Adjusted EBITDA	$133.2	$101.8	$28.9

(1)	Represents the write-off of the inventory purchase accounting adjustment for inventory that was sold during the period.

(2)	Represents non-recurring costs incurred in connection with the Transactions.

(3)	Represents payments under an operating lease agreement that we intend to terminate and purchase the equipment from the lessor.

(4)	Represents business restructuring costs associated with the 2004 and 2005 restructuring, including severance and benefit costs for employee layoffs, loss on an inventory purchase commitment, asset impairment and other related expenses.

(5)
The calculation of the minimum interest coverage ratio is as follows:

	Twelve
	Months
	Ended
	October 1,
(in millions)	2005

Adjusted EBITDA	$133.2
Consolidated interest expense, as defined in the Credit Agreement	$58.1
Actual interest coverage ratio	2.29	x
Permitted minimum interest coverage ratio	2.25	x

We are required to maintain a ratio of Adjusted EBITDA to interest expense for any four consecutive fiscal quarters ending during any of the following periods or on any of the following dates of at least the following ratios:

Date or Period	Ratio

October 2, 2004 through July 1, 2006	2.25 to 1.00
September 30, 2006 through January 3, 2009	2.50 to 1.00
April 4, 2009 through January 2, 2010	2.75 to 1.00
April 3, 2010 and each fiscal quarter thereafter	3.00 to 1.00

The calculation of the maximum leverage ratio is as follows:

	Twelve
	Months
	Ended
	October 1,
(in millions)	2005

Indebtedness, as defined in the Credit Agreement	$784.5
Adjusted EBITDA	$133.2
Actual leverage ratio	5.89	x
Permitted maximum leverage ratio	6.00	x

We are required to maintain a ratio of total indebtedness to Adjusted EBITDA at the end of any quarter ending during any of the following periods or on any of the following dates of not more than the following ratios:

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
Foreign operations
We manufacture our products at 11 strategically located facilities in North America, Europe and Asia. Net sales from the foreign locations for the nine months ended October 1, 2005 was approximately $207.3 million as compared to $222.8 million for the pro forma nine months ended October 2, 2004. Typically, we sell our products in the currency of the country where the manufacturing facility that produces the product is located. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on our business or market opportunities within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.
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
In June 2005, the FASB ratified the consensus reached by the EITF on Issue No. 05-5, Accounting for Early Retirement or Postemployment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements). The EITF agreed with FASB staff observations that the salary components of Type I and Type II ATZ arrangements (excluding the bonus and additional contributions into the German government pension scheme) should be recognized over the period from the point at which the ATZ period begins until the end of the active service period. Additionally, the portion of the salary that is deferred under a Type II arrangement should be discounted if payment is expected to be deferred for a period longer than one year. In addition, the EITF reached a consensus that the bonus feature and the additional contributions into the German government pension scheme (collectively, the additional compensation) under a Type II ATZ arrangement should be accounted for as a post employment benefit under Statement 112. An entity should recognize the additional compensation over the period from the point at which the employee signs the ATZ contract until the end of the active service period. The EITF also concluded that the employer should recognize the government subsidy when it meets the necessary criteria and is entitled to the subsidy. The consensus in this Issue is effective for fiscal years beginning after December 15, 2005, and reported as a change in accounting estimate affected by a change in accounting principle as described in paragraph 19 of FAS 154. The Company is currently evaluating the provisions of this standard to determine the impact of adopting this statement.
In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“FAS 153”). The amendments made by FAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. Management does not believe there will be a significant impact as a result of adopting this Statement.
In December 2004, the FASB published FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123R”). FAS 123R replaces FAS 123, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. FAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on their fair values. Public entities are required to apply FAS 123R as of the first annual reporting period that begins after June 15, 2005. Management does not believe there will be a significant impact as a result of adopting this Statement.
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
In November 2004, the FASB issued Statement No. 151, Inventory Costs (“FAS 151”). This statement amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). FAS 151 requires that idle facility expense, excess spoilage, double freight and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. FAS 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. FAS 151 is effective for all fiscal years beginning after June 15, 2005. Management does not believe there will be a significant impact as a result of adopting this Statement.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks due to potential losses arising from adverse changes in market rates and prices, such as interest rates and foreign exchange fluctuations. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
Interest rate risk
At October 1, 2005, we had fixed rate debt, including capital lease obligations, of approximately $636.8 million and variable rate debt of approximately $368.4 million. The pre-tax earnings and cash flow impact resulting from a 100 basis point increase in interest rates on variable rate debt, holding other variables constant, would be approximately $3.9 million per year. We currently are not a party to any interest rate hedging arrangements. Our hedging arrangements were terminated in connection with the closing of the Transactions. We may decide in the future to enter into interest rate hedging arrangements.
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
Currency risk
Outside the United States, we maintain assets and operations in Europe and, to a much lesser extent, Asia. The results of operations and financial position of our foreign operations are principally measured in their respective currency and translated into U.S. dollars. As a result, exposure to foreign currency gains and losses exists. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency. Our subsidiaries and affiliates also purchase and sell products and services in various currencies. As a result, we may be exposed to cost increases relative to the local currencies in the markets in which we sell. Because a different percentage of our revenues are in a foreign currency other than our costs, a change in the relative value of the U.S. dollar could have a disproportionate impact on our revenues compared to our cost, which could impact our margins. A portion of our assets are based in our foreign locations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected in other comprehensive income (loss). In connection with the Transactions, we obtained euro-denominated senior secured and senior subordinated notes that effectively hedge the Company’s net investment in foreign subsidiaries. Therefore, foreign currency gains and losses resulting from the translation of the euro-denominated debt are included in accumulated other comprehensive income (loss). Accordingly, our consolidated shareholders’ equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency, primarily the euro.
The dollar/euro exchange rates used in our financial statements for the periods ended as set forth below were as follows:

	Three Months Ended		Nine Months Ended

	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Period end rate	1.2225	1.2245	1.2225	1.2245
Period average rate	1.2128	1.2238	1.2761	1.2312

Our strategy for management of currency risk relies primarily on conducting our operations in a country’s respective currency and may, from time to time, involve currency derivatives. As of October 1, 2005, we did not have any foreign currency derivatives outstanding.
Item 4. Controls and Procedures
As of October 1, 2005, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective, as of October 1, 2005, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
During the three months ended October 1, 2005, there has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations.
In connection with the Transactions, the Company identified a potential enforcement issue with the United States Environmental Protection Agency (“EPA”). On April 5, 2005, the Company received a Finding of Violation (“FOV”) dated March 28, 2005 from the EPA alleging a noncompliance with the Title V Air Operating Permit at its Corydon, Indiana facility relating to the control of fugitive emissions at the facility. The Company recorded its best estimate of potential penalties through adjustment to the allocation of purchase price. On October 21, 2005, the Company received a formal offer for settlement of the matter from the EPA. Although a final agreement has not been reached, management does not believe that penalties resulting from this matter will have a material adverse effect on the business, financial condition or results of operations of the Company.

Item 6. Exhibits

Exhibit No.	Exhibit Description

10.1	Employment Agreement, dated as of July 6, 2005, by and between Polypore International, Inc. and Robert B. Toth

10.2	Employment Agreement, dated as of August 15, 2005, by and between Polypore International, Inc. and Frank Nasisi

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2005		POLYPORE INTERNATIONAL, INC.
(Registrant)

	By:	/s/ Robert B. Toth Robert B. Toth
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Lynn Amos Lynn Amos
Chief Financial Officer
(principal financial officer and principal accounting officer)