Form 10-K
period 2005-12-31
Polypore International, Inc.
filed 2006-03-31
CIK 1292556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
 Commission File Number 1-32266
Polypore International, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-2049334
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

13800 South Lakes Drive Charlotte, North Carolina (Address of Principal Executive Offices)	28273 (Zip Code)
Registrant’s Telephone Number, Including Area Code
(704) 587-8409
Securities to be registered pursuant to Section 12(b) of the Act:
None
Securities to be registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☑          No ☐
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
The Company currently has 171,421 shares of common stock outstanding, all of which are directly or indirectly owned by Warburg Pincus and certain members of management. Because no public market exists for such shares, the aggregate market value of the common stock held by non-affiliates of the Company is not determinable.

Polypore International, Inc.
Index to Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2005
In this Annual Report on Form 10-K, the words “Polypore International,” “Company,” “we,” “us” and “our” refer to Polypore International, Inc. together with its subsidiaries, including Polypore, Inc., unless the context indicates otherwise. References to “fiscal year” mean the 52 or 53 week period ending on the Saturday that is closest to December 31. The fiscal year ended December 31, 2005, or “fiscal 2005,” included 52 weeks. The period from January 4, 2004 through May 1, 2004 includes 17 weeks and the period from May 2, 2004 through January 1, 2005 includes 35 weeks (together, 52 weeks), or “fiscal 2004.” The fiscal year ended January 3, 2004, or “fiscal 2003,” included 53 weeks. The fiscal years ended December 28, 2002, or “fiscal 2002,” and December 29, 2001, or “fiscal 2001,” included 52 weeks.

Forward-looking Statements
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Annual Report on Form 10-K that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements, including, in particular, the statements about Polypore International’s plans, objectives, strategies and prospects regarding, among other things, the financial condition, results of operations and business of Polypore International and its subsidiaries. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” and other words and terms of similar meaning. These forward-looking statements may be contained under the captions entitled “Business,” “Properties,” “Controls and Procedures,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” or the Company’s financial statements or the notes thereto.
These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Many factors mentioned in our discussion in this Annual Report on Form 10-K, including the risks outlined under the caption below entitled “Item 1A. Risk Factors,” will be important in determining future results. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including with respect to Polypore International, the following, among other things:

•	the highly competitive nature of the markets in which we sell our products;

•	the failure to continue to develop innovative products;

•	the failure to successfully manage the transition in hemodialysis from cellulosic to synthetic filtration membranes;

•	the loss of our customers;

•	the vertical integration by our customers of the production of our products into their own manufacturing process;

•	increases in prices for raw materials or the loss of key supplier contracts;

•	employee slowdowns, strikes or similar actions;

•	product liability claims exposure;

•	risks in connection with our operations outside the United States;

•	the incurrence of substantial costs to comply with, or as a result of violations of, or liabilities under environmental laws;

•	the failure to protect our intellectual property;

•	the failure to replace lost senior management;

•	the incurrence of additional debt, contingent liabilities and expenses in connection with future acquisitions;

•	the failure to effectively integrate newly acquired operations; and

•	the absence of expected returns from the amount of intangible assets we have recorded.
Because our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements, we cannot give any assurance that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on Polypore International’s results of operations and financial condition. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We do not undertake any obligation to update these forward-looking statements or the factors set forth in the caption below entitled “Risk Factors” to reflect new information, future events or otherwise, except as may be required under federal securities laws.
We have filed this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and will file or furnish other reports pursuant to Section 13(a) or 15(d) under the Exchange Act, with the Securities and Exchange Commission (“Commission” or “SEC”). You may inspect a copy of any of our filings without charge at the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549. You may obtain copies of our filings from such office at prescribed rates. You may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, including Polypore International, Inc., that file electronically with the SEC. Our reports are available on the SEC website as soon as reasonably practicable after we electronically file such materials with the SEC. The reports are also available in print to any stockholder who requests them by contacting our corporate secretary at the address above for the Company’s principal executive offices. Our website address is http://www.polypore.net.

Item 1.	Business
General
Polypore International, Inc. is a worldwide developer, manufacturer and marketer of highly specialized polymer-based membranes used in separation and filtration processes. Our products and technologies target specialized applications and markets that require the removal or separation of various materials from liquids, with such materials ranging in size from microscopic to those visible to the human eye.
We manage our operations under two business segments: energy storage and separations media. The energy storage segment, which accounts for approximately two-thirds of our total sales, produces different types of membranes that function as separators in lead-acid batteries used in transportation and industrial applications and in lithium batteries used in electronics applications. The separations media segment, which accounts for approximately one-third of our total sales, produces membranes used in various healthcare and industrial applications, including hemodialysis, blood oxygenation, ultrapure water filtration, degasification and other specialty applications.
We believe that we are a leading provider, in terms of market share, of membrane products for use in our primary separation and filtration markets. Our markets are highly specialized and constitute an attractive mix of stability and growth. We generally compete with only a few other companies. We enjoy longstanding relationships and collaborative partnerships with a diverse base of customers who are among the leaders in their respective markets. These relationships are strengthened by our ability to develop highly technical membrane products that meet the precise and evolving needs of our customers. Most of our products require years of cooperative development with customers, extensive testing and, in some applications, regulatory approval prior to the introduction of our customers’ products to the market. Although many of our products are critical functional components in our customers’ end products, they typically represent a relatively small percentage of the final delivered cost. In many of our markets, we are often selected as the customer’s exclusive supplier.
Historically, our growth has been both organic and through acquisitions. We significantly diversified our portfolio of products by acquiring Celgard from the Hoechst Celanese Corporation in December 1999, which gave us access to the fast-growing electronics and specialty filtration markets, and Membrana GmbH, a German corporation, from Acordis AG in February 2002 to expand our presence in the healthcare and specialty filtration markets. Almost every process stream has a filtration application, and many end products require materials possessing specialized filtration and separation functions. The large and extremely fragmented filtration and separation market presents an opportunity for future consolidation.
Our business strategy focuses on maintaining our existing strong collaborative relationships with our customers. Our research and development team works closely with our customers on product development, resulting in products customized to our customers’ manufacturing and end-use specifications. For example, as the power output requirement for rechargeable lithium batteries increases, we work closely with our customers to develop innovative separators, such as our proprietary trilayer separator, to meet the increased technical demands and specifications.
In addition, we seek to expand our products into adjacent markets and pursue new, developing niche end-markets. For example, we intend to expand our existing pipeline of products targeting future technology applications, which currently includes membranes for fuel cells, hybrid electric vehicles and specialty filtration applications. In addition, we believe there are significant opportunities to expand the geographical distribution of our existing products. Our Thailand facility, opened in 2002, gives us a local presence to serve the fast-growing Asian automobile fleet.
Finally, we intend to increase profitability through ongoing initiatives designed to improve efficiencies in the following areas:

•	productivity gains through improved and integrated business processes,

•	employee empowerment by encouraging quick decision-making at the lowest practical management levels, and

•	overhead reduction through continued cost focus and control.

Products, markets and customers
Our business segments are energy storage and separations media. Within each of these segments, we develop and produce products that relate to certain industrial and specialty technology end-use markets. The following table describes our key products and end-use markets served:

Segment	Applications	Major brands	End-uses and markets

Energy storage	Lead-acid batteries	DARAK® Daramic®	Transportation and industrial batteries
	Rechargeable and disposable lithium batteries	CELGARD®	Electronics products such as laptop computers, mobile telephones, cameras and military equipment
Separations media	Hemodialysis	CUPROPHAN® DIAPES® HEMOPHAN® SMC® PUREMA®	Hemodialysis dialyzers which replicate function of healthy kidneys
	Blood oxygenation	CELGARD® HEX PET® OXYPHAN® OXYPLUS®	Heart-lung machine oxygenation unit for open-heart surgical procedures
	Plasmapheresis	FRACTIO PES® MICRO PES® Capillary PLASMAPHAN®	Blood cell and plasma separation equipment
	Industrial and specialty applications	Accurel® PP	Microelectronics manufacturing and chemical filtration
		Accurel Systems®	Polymer additives carrier
		Artisyn®	Printing media/graphic arts
		Liqui-Cel®	Water degasification, semiconductor and microelectronics manufacturing, beverage processing and pharmaceutical production
		MicroPES®	Water/chemical filtration for drinking water treatment and food and beverage processing
		SuperPhobic®	Solvent/ink de-bubbling for ink jet printers and semiconductor manufacturing
		Liqui-Flux®	Food, beverage and water filtration
		UltraPES®	Prefiltration for reverse osmosis, water filtration

Energy storage
Our separators in the energy storage segment are used in lead-acid and lithium batteries to separate the positive and negative electrodes and control the flow of ions between them. These separators require specialized technical engineering and must be manufactured to extremely demanding requirements including thickness, porosity, mechanical strength, chemical and electrical resistance. During fiscal 2005, pro forma 2004 and fiscal 2003, our energy storage businesses accounted for 71.5%, 67.9% and 66.9% of our net sales, respectively.

Transportation and industrial applications. We develop, manufacture and market a complete line of polyethylene and other resin separators for use in lead-acid batteries. Approximately 80% of the lead-acid battery separators we sell are used in starting, lighting and ignition (“SLI”) batteries for automobiles and other motor vehicles and approximately 20% are used in batteries for industrial applications such as forklifts, marine applications and stationary applications such as backup power for telecom infrastructure and uninterruptible power supply systems.
Separators used in lead-acid batteries are among the most highly engineered and performance critical components of the battery, yet only represent a small portion of the battery’s total cost. Our separators are designed to enhance battery performance and stability. We use polyethylene, polypropylene, and/or polyester mats to achieve product characteristics that satisfy highly engineered customer specifications. We have enhanced battery performance by constantly improving the balance between pore size and narrow pore distribution. Membrane pores must be large enough to allow ions to pass through, but small enough to prevent contamination from conductive particles, which cause short circuits. Our top five separator customers are Exide Technologies, Johnson Controls, Inc., East Penn Manufacturing Co., Inc., Fiamm Group and EnerSys, Inc. We believe we have the number one aggregate market share position in terms of providing battery separators to the global transportation and industrial battery market.
Electronics applications. We also develop, manufacture and market a complete line of polypropylene and polyethylene monolayer and proprietary multilayer separators used for rechargeable (Li2) and disposable (Li1) lithium batteries. Approximately 85% of the lithium battery separators we sell are used in rechargeable lithium batteries and 15% are used in disposable lithium batteries. Rechargeable lithium batteries are used in consumer electronic products such as laptop computers, mobile telephones, cameras and PDAs. Disposable lithium batteries are primarily used in cameras, portable stereos and military applications. Our top lithium battery separator customers include Matsushita Battery Industrial Company Limited, BYD Company Limited, Tianjin Lishen Battery Joint-Stock Co., Ltd., E-One Moli Energy, Ltd, and Saft SA. We believe we are among the top three providers of battery separators to the lithium battery market and have been since its development in the early 1990’s. We believe these three providers supply more than 90% of the battery separator requirements for the lithium battery market. Market share fluctuates based on many factors including capacity, relative customer strength, product performance and economic conditions.

Separations media
In our separations media segment, we manufacture and market filtration membranes for use in hemodialysis, oxygenation and plasmapheresis machines in the healthcare industry as well as other industrial and specialty applications in the semiconductor, microelectronics, food and beverage and water purification industries. During fiscal 2005, pro forma 2004 and fiscal 2003, our separations media business accounted for 28.5%, 32.1% and 33.1% of our net sales, respectively.
Hemodialysis. We are a leading independent developer, manufacturer and marketer of hemodialysis membranes, which are a critical component of dialyzers, a consumable item for kidney dialysis.
Dialysis is the artificial process that performs the function of a healthy kidney for patients with end-stage renal disease (“ESRD”). In a healthy person, the kidney carries out certain excretory and endocrine functions, including filtering toxins from the blood and controlling blood pressure. For an ESRD patient on dialysis, the membranes in the dialyzer perform these filtering functions. The membranes consist of thousands of fibers that resemble hollow straws slightly larger than a human hair. These fibers have micropores in their walls at a density of millions of holes per square inch. The size and distribution of these micropores separate harmful toxins from the healthy blood passing through the dialyzer.
Because dialyzers are designed to use specific membrane technology and require U.S. Food and Drug Administration (“FDA”) approval, a dialyzer manufacturer’s relationship with its membrane supplier is strategically important, and the costs of changing suppliers are substantial. Switching to a membrane manufactured by a different supplier can involve two or three years of development costs. Because of the critical mission and integral role membranes play and the difficulty and expense involved in their substitution, we believe that major membrane manufacturers will play an important role in the future structure of the dialyzer industry. Key players in the dialysis industry using the Company’s membranes in their dialyzer include Gambro, Nipro, NxStage, Haidylena and Bellco. Hemodialysis filtration membranes are fabricated from two classes of materials: cellulosic and synthetic. Historically, most filtration membranes for dialyzers have been manufactured with cellulosic materials. In the last several years, membranes manufactured from synthetic materials have captured most of the market growth, while unit shipments of cellulosic materials declined. Since 2001, we have invested in developing and improving our own synthetic products and building new capacity to support the expected growth in this segment. We believe that our next generation synthetic product, PUREMA®, which was commercially introduced by a major customer in late 2005, offers best-in-class technical performance relative to other membranes in the marketplace.
Blood oxygenation. We believe we are the world’s leading developer, manufacturer and marketer of membranes for use in blood oxygenators, with over 80% of the estimated global market share. A blood oxygenator is a device used to remove carbon dioxide from the blood while oxygen is diffused through a membrane and into the blood. Oxygenators are primarily sold to hospitals for use in heart-lung bypass surgical procedures. Because blood oxygenators are designed to utilize a specific membrane technology and require regulatory approval, an oxygenator manufacturer’s relationship with its membrane supplier is vital and switching costs can be substantial. We sell our membranes to all major blood oxygenator producers, including Dideco/ Sorin/ Cobe Group, Medtronic and Jostra.
Plasmapheresis. We are a leading developer, manufacturer and marketer of extracorporeal therapeutic plasmapheresis membranes. Plasmapheresis is the extracorporeal separation of blood cells and plasma from plasma proteins used in treating different diseases. Major manufacturers of plasmapheresis equipment include Dideco, Fresenius Medical Care and Gambro.
Industrial and specialty applications. We develop, manufacture and market a number of industrial and specialty filtration and filtration-related products. Liquid filtration is a diverse and high growth market, and almost every process stream has a filtration application. We supply a broad portfolio of membranes based on flat sheet, tubular and capillary technology. Our industrial and specialty products are focused on the gas/liquid and solid/liquid separations sectors in a wide variety of processing end-markets including semiconductor and microelectronics manufacturing, food and beverage processing and water purification. In many of those end-markets, there is growing demand for ever-increasing purity levels in the manufacturing process. We collaborate with customers to develop new products using various media to address demanding customer liquid filtration and purification specifications. In addition, we develop products that can be used in a multitude of applications. The control of dissolved gases in liquids is a key part of the manufacturing process in many industries. The same fibers used in our oxygenation products (CELGARD® and OXYPLUS®) are used in these degasification applications.
The following are descriptions of certain of our industrial and specialty products:

•	MicroPES® is a polyethersulfone flat sheet or hollow fiber microfiltration membrane with broad chemical and low protein binding characteristics, properties which are attractive to end-users who desire minimal absorption of their product. This membrane is primarily used in tap water filtration and miscellaneous food and beverage filtration applications.

•	Accurel® PP is a polypropylene membrane which can be used in a wide range of pH conditions. This membrane is an economical choice for many applications compared to certain higher priced products, and is primarily used for chemical filtration in semiconductor processing applications.

•	UltraPES® is a hollow fiber, ultrafiltration polyethersulfone membrane used for reverse osmosis systems pretreatment, the filtration of drinking water and municipal city wastewater and the separation of oil content from industrial process water streams.

•	Liqui-Cel® membrane contactors are modular products incorporating hydrophobic hollow fiber membranes and are used in a wide variety of industries including semiconductor and microelectronics manufacturing, beverages and pharmaceuticals. This purification technology is also used for flat panel display manufacturing and in power plants.

•	SuperPhobic® membrane contactors are a special type of membrane contactor which can treat liquids which otherwise penetrate the membrane pores of conventional Liqui-Cel® membrane contactors. Typical applications involve the elimination of microbubbles in liquids which, upon occurrence, negatively impact customer production processes, quality and yield. Some applications include the degassing of inks, paper coating solutions, photoemulsion and alcohol debubbling. This membrane is primarily used for ink degassing for ink jet delivery systems and semiconductor photoresist solutions.

We have also developed several functional membranes for controlling moisture in fuel cell systems. In addition, we have filed several patent applications for membranes used in polymer electrolyte membrane type fuel cells, including novel concepts for proton exchange film.

New product development
We have focused our research and development efforts on increasing production capacity and improving production processes, developing products for new markets based on existing technologies and developing new process technologies to enhance existing businesses and allow entry into new businesses. We spent approximately $12.1 million (3% of our net sales), $13.6 million (3% of our net sales) and $13.4 million (3% of our net sales) in fiscal 2005, pro forma 2004 and fiscal 2003, respectively, on research and development.
Our battery separator product research is performed at technical centers at our plants in Owensboro, Kentucky; Norderstedt, Germany; and Charlotte, North Carolina. We are in the process of relocating our battery separator research currently performed at our Norderstedt, Germany facility to our facilities in Prachinburi, Thailand and Selestat, France. Our healthcare technical center was located in Obernberg, Germany before all of its activities were relocated to Wuppertal, Germany in 2005. All of the products that we develop are subject to multiple levels of extensive and rigorous testing. The qualification of separators for use in industrial and automotive applications, for instance, may require one or more years of testing by our staff and battery manufacturers.
End-market overview
The global market for separation and filtration membranes is large and extremely fragmented, with most suppliers producing products for separate and distinct niches. The membranes we manufacture provide these specialized functions for our customers, who use our membranes as a critical component within their own products.
Industry analysts estimate that the annual global market for lead-acid batteries is approximately $30 billion, or 770 million units, of which approximately $25 billion, or 600 million units, are lead-acid batteries for SLI applications for motor vehicles. Although separators are a critical component within lead-acid batteries, they constitute a small portion of the overall cost. Accordingly, the size of the separator market is much smaller than the overall lead-acid battery market. We estimate that automobile lead-acid batteries are approximately 80% of our lead-acid battery separator revenue. The SLI lead-acid battery market is characterized by stable demand because of the relatively short replacement cycle for batteries in automobiles. For example, industry analysts estimate that the average battery is replaced every three to four years. As a result of this short replacement cycle and due to the large number of motor vehicles worldwide, we estimate that approximately 80% of automotive and other SLI lead-acid batteries are for the replacement market. The primary demand driver of the replacement market is the size of the worldwide fleet of motor vehicles, which, according to Ward’s Motor Vehicles Facts and Figures, has been growing approximately 3% per year. Secondary drivers of the replacement market include weather patterns (hot summers and cold winters tend to shorten battery life), the longer average life of vehicles and the larger average size of engines. We believe that the market for our major product, polyethylene separators, has historically grown at a faster pace than the underlying lead-acid battery market because polyethylene separators have been taking market share from alternative materials such as PVC, cellulose and rubber. Major lead-acid battery manufacturers include Exide Technologies, Johnson Controls Inc., East Penn Manufacturing Co., Inc. and Fiamm Group.
According to industry analysts, the market for rechargeable lithium batteries used in electronic devices is over $3 billion, and the market for disposable lithium batteries is approximately $700 million. As with lead-acid batteries, the size of the market for separators is considerably smaller than the overall market for lithium batteries because separators constitute only a small portion of overall cost. Approximately 85% of our unit volume of lithium battery separators is comprised of separators for rechargeable lithium batteries (Li2), while approximately 15% is comprised of separators for disposable lithium batteries (Li1). According to industry analysts, sales in the rechargeable lithium battery market are expected to grow at a compound annual growth rate of approximately 16% through 2011. Growth in the rechargeable lithium battery business has historically been driven by growth in the underlying markets for portable electronic products (primarily mobile telephones and laptop computers) and the displacement of nickel-based battery technologies. The continuing market growth is being driven by the increasing mobility of consumers demanding portable electronic devices, the increasing number of consumers purchasing back-up batteries, and the increasing functionality and complexity of these devices requiring more battery power and more batteries per electronic device. Lithium-based batteries exhibit superior energy density and weight characteristics relative to other battery technologies such as nickel-based materials and have become the standard in the majority of consumer end-markets. For example, we believe that over 90% of new mobile telephones and laptop computers contain rechargeable lithium batteries. Major lithium battery manufacturers include Sanyo Electric Company Limited, Matsushita Battery Industrial Company Limited (Panasonic brand), Sony Corporation, Samsung Electronics Co. Ltd., Duracell International Incorporated, BYD Company Limited, Tianjin Lishen Battery Joint-Stock Co., Ltd., LG Electronics, Inc. and Saft SA.
Demand for dialyzers is driven by the aging population in developed countries, increased ESRD incidence, longer life-expectancy of treated ESRD patients, improving access to treatment in developing countries and the trend in the United States toward single-use rather than multiple-use dialyzers. According to the European Renal Association European Dialysis and Transplant Association, the number of worldwide ESRD patients has been growing 7% per year over the last twenty years to reach approximately 1.5 million patients treated by hemodialysis globally in 2005. ESRD patients generally receive three kidney dialysis treatments per week, resulting in stable and recurring demand for dialyzers and our membranes.
Sales and marketing
We sell our products and services to customers in both the domestic and international marketplace. We sell primarily to manufacturers and converters that incorporate our products into their finished goods.
We employ a direct worldwide sales force and utilize approximately 50 experienced people who manage major customer relationships. Many of our sales representatives are engineers or similarly trained technical personnel who have advanced knowledge of our products and the applications for which they are used. Our sales representatives are active in new product development efforts and are strategically located in the major geographic regions in which our products are sold. In certain geographic areas, we use distributors or other agents.
We typically seek to enter into long-term supply contracts with our major customers. These contracts typically describe the volume and selling price and can last up to 10 years. In addition, these contracts reflect our close collaborative relationship with our customers, which is driven by our customers’ need to develop new separators and membranes directly with us.
In fiscal 2005, net sales to our top five customers represented approximately 32% of our total net sales. Exide Technologies represented approximately 17% of our sales in fiscal 2005.
Manufacturing and operations

General
We have manufacturing facilities in the major geographic markets of North America, Europe and Asia. We manufacture our lead-acid separators at our facilities in Owensboro, Kentucky; Corydon, Indiana; Selestat, France; Norderstedt, Germany; Potenza, Italy; and Prachinburi, Thailand. During 2005, we closed our Feistritz, Austria facility, downsized our Norderstedt, Germany facility and relocated certain assets from these two plants to our facilities in Prachinburi, Thailand. We manufacture our lithium battery separators at our facility in Charlotte, North Carolina and have a finishing operation at our facility in Shanghai, China. We manufacture our healthcare membranes and industrial and specialty separation products at facilities in Wuppertal, Germany and Charlotte, North Carolina.
In fiscal 2005, pro forma 2004 and fiscal 2003, we generated revenues from customers outside the United States of approximately 74%, 77% and 72%, respectively. We typically sell our products in the currency of the country in which the products are manufactured rather than the local currency of our customers.

Our manufacturing facilities in North America accounted for 38% of total sales for fiscal 2005, with facilities in Europe accounting for 58% and facilities in Asia accounting for 4%. Our foreign operations are, and any future foreign operations will be, subject to certain risks that could materially affect our sales, profits, cash flows and financial position. These risks include fluctuations in foreign currency exchange rates, inflation, economic or political instability, shipping delays, changes in applicable laws and regulatory policies and various trade restrictions, all of which could have a significant impact on our ability to deliver products on a competitive and timely basis. The future imposition of, or significant increases in the level of, customs duties, import quotas or other trade restrictions could also have a material adverse effect on our business, financial condition and results of operations.
We recently completed a significant multi-year expansion program through construction of a new plant in Prachinburi, Thailand, the opening of a new facility in Shanghai, China and expansions of our Charlotte, North Carolina and Wuppertal, Germany plants. These expansions increased our production capacity for our lead-acid battery separators, lithium battery separators and hemodialysis membranes, respectively. Our facilities have plant-wide, real-time control and monitoring systems to ensure all products meet customer specifications.

Manufacturing processes
All of our manufacturing processes involve an extrusion process. To produce Liqui-Cel® membrane contactors, hollow fibers are glued into a cartridge form by extruding either a polyolefin resin or an epoxy adhesive before final assembly into a finished module. To produce our flat sheet and hollow fiber membranes, we use one of three basic membrane processes that begin with an extrusion step. These include phase separation (thermally-induced, solvent-induced, or reaction-induced), “dry stretch” (“Celgard” process), and composite extrusion/extraction (“Daramic” process) processes. Each process, and its resulting product properties, is well suited to the various membrane requirements for our target markets.
Battery separators. We manufacture Daramic®, our principal lead-acid battery separator used in industrial and automotive applications, using a composite extrusion/extraction process. The process stages are fully automated, although the process requires some handling as material is transferred from stage to stage. Initially, an ultra-high molecular weight polyethylene is mixed with porous silica and oil, which are heated and extruded into a film. The film is passed through an extraction bath to remove the excess oil from the silica pores to create the proper microporosity and film stiffness prior to drying. We manufacture our DARAK® industrial separator using a patented manufacturing process that begins by saturating a polyester fleece with a modified phenolic resin, which is then cross-linked, washed, dried, cured and cut into single pieces in a continuous one-step process. The reaction step produces the final microporous structure.
Similar to our Daramic® product, we begin the manufacture of lithium battery separators with an extrusion step. However, no solvents or other additives are used in conjunction with the polymer at extrusion (hence the “dry” stretch process description). The same “Celgard” process is used for producing CELGARD® flat sheet monolayer and proprietary trilayer separators. Membrane microporosity is created during a thermal stretching process. Some special coated and non-woven laminate products are also manufactured for specialty battery and other applications.
Hemodialysis, blood oxygenation, and plasmapheresis membranes. Hollow fiber membranes produced for hemodialysis, blood oxygenation and plasmapheresis are mainly produced using phase separation processes. For these phase separation processes, the polymer spinning solution is prepared by dissolving the polymer in a solvent prior to extrusion. A porous membrane is formed by separating the solvent and polymer phases using temperature (thermally-induced), or a “non-solvent” (solvent-induced), then the solvent phase is extracted and the porous polymer membrane is dried. For the blood oxygenation market, hollow fiber and flat sheet membranes are also produced using our “dry stretch” (“Celgard”) process. We rely on the molecular behavior of semi-crystalline polymers (polyolefins) to create the microporous structure. By controlling the extrusion process under which the film or fiber is formed, we create a crystalline structure that allows the formation of microvoids in a subsequent stretching step. Although we use different equipment for the flat sheet and fiber products, the operating conditions of temperature, stress, and line speed are similar for both. After extrusion, our products can be stored or immediately processed on annealing and stretching lines that create the final porous form.
Competition
Our markets are highly competitive. Our primary competitors in the market for separators used in industrial and automotive batteries are Entek International LLC (“Entek”) in North America and Europe and Nippon Muki Co., Ltd. in Japan. In addition, we have a number of smaller competitors in South Korea, Indonesia, China and North America. In the market for separators used in lithium batteries, we compete with Asahi Kasei Corporation, Tonen Corporation (a subsidiary of ExxonMobil) and Ube Industries Limited. In addition, we have a number of smaller competitors elsewhere in Asia. For filtration membranes used in healthcare applications, we compete primarily with Fresenius Medical Care, Gambro, Asahi Medical Corporation and Toyobo Co. Ltd.. Product innovation and performance, quality, service, utility and cost are the primary competitive factors, with technical support being highly valued by the largest customers.
We believe that we are well positioned in our end-markets for the following reasons:

•	We have developed significant proprietary manufacturing know-how by producing specialized products over many years that, in certain cases, we believe cannot be reproduced in the market and, in other cases, would be prohibitively expensive for a competitor to replicate.

•	Most of our products require years of development and extensive testing and, in the case of our healthcare products, regulatory approval prior to the marketing of our customers’ products.

•	We have continually improved manufacturing efficiency and expanded capacity through equipment modifications, process improvement and capital expenditures.

•	We believe we are one of the top three companies in global market share in most of our product lines as a result of the superior performance characteristics of our products, our well-known brands within the industries we serve and our ability to develop and manufacture new generations of value-added products at competitive costs.

•	Our research and development team works closely with our customers, and we often partner with our customers on product development and end-use testing. As a result, many of our products have been customized to our customers’ manufacturing and end-use specifications. In addition, we are often selected as a customer’s exclusive supplier for our microporous membrane products.

•	We produce a variety of separation and filtration products addressing niche end-markets, some of which provide us with a stable and recurring revenue base, while other end-markets provide us with strong growth potential.

•	We are committed to innovation. We have introduced many of the major innovations in the market for separators for use in batteries, including the first polyethylene separator for lead-acid batteries and the first multilayer separator for lithium batteries. In addition, we have introduced major innovations within the healthcare market including the first membrane-based technology used for hemodialysis.

•	We manufacture, market and service our products in 10 facilities throughout North America, Europe and Asia. By strategically positioning our manufacturing, sales and marketing and technical service personnel near our customers, we can respond to their needs more effectively and provide a higher level of service.

•	We believe we have state-of-the-art manufacturing facilities and capabilities.
Raw materials
We employ a global purchasing strategy to achieve pricing leverage on our purchases of major raw materials. The major polyethylene and polypropylene resins we use are very specialized petroleum-based products that are less affected by commodity pricing cycles than other petroleum-based products. In the event of future price increases for these major raw materials, we believe that we will be able to pass these increases to our customers. Some current supply contracts with our major customers allow us to pass these costs to our customers. The primary raw materials we use to manufacture most of our products are polyethylene and polypropylene resins, silica, paper, and oil. Our major supplier of polyethylene resins is Ticona LLC and our major suppliers of polypropylene resins are Exxon Chemical Company (a subsidiary of ExxonMobil) and Fina (a subsidiary of Total). Our major suppliers of silica are PPG Industries, Inc., Degussa A.G. and Acordis A.G., while our major supplier of oil is Shell Chemical LP (a subsidiary of Royal Dutch/ Shell).
We believe that the loss of any one or more of our suppliers would not have a long-term material adverse effect on us because other manufacturers with whom we conduct business or have conducted business in the past would be able to fulfill our requirements. However, the loss of one of our key suppliers could, in the short term, adversely affect our business until we secure alternative supply arrangements. In addition, we cannot assure you that any new supply arrangements we enter will have terms as favorable as those contained in current supply arrangements. We have never experienced any significant disruptions in supply as a result of shortages in raw materials.
Seasonality
Operations at our European production facilities are traditionally subject to shutdowns during the month of August each year for employee vacations. As a result, net income during the third quarter of fiscal 2005 was, and during the third quarter of any fiscal year in the future may be, lower than net income in other quarters during the same fiscal year. In view of the seasonal fluctuations, we believe that comparisons of our operating results for the third quarter of any fiscal year with those of the other quarters during the same fiscal year may be of limited relevance in predicting our future financial performance.
Employees
At December 31, 2005, the Company had approximately 1,800 employees worldwide. Hourly employees at seven of our 10 facilities are unionized and account for approximately 62% of our total employees. These facilities were unionized prior to our ownership; no facility has been unionized under our ownership. We have historically had good relationships with our unions, with no occurrences of any work stoppages. The following summarizes those employees represented by unions as of December 31, 2005:

	Number of
	unionized		Date of contract
Location	employees	% of Total	renegotiation

Corydon	85	78	January 2007
Obernberg	17	74	Annual
Owensboro	169	71	April 2008
Potenza	138	99	Annual
Sélestat	140	80	Annual
Wuppertal	517	90	Annual
Norderstedt	47	58	Annual

Total	1,113

Environmental matters
We are subject to a broad range of federal, state, local and foreign environmental laws and regulations which govern, among other things, air emissions, wastewater discharges and the handling, storage disposal and release of wastes and hazardous substances. It is our policy to comply with applicable environmental requirements at all of our facilities. We are also subject to laws, such as the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), that may impose liability retroactively and without fault for releases or threatened releases of hazardous substances at on-site or off-site locations. From time to time, we have identified environmental compliance issues at our facilities. For more information, see “Item 3. Legal Proceedings” below.
We are not aware of any material off-site releases for which we may be liable under CERCLA or any other environmental or health and safety law. We already have conducted some cleanup of the on-site releases at some facilities and we will be conducting additional cleanups of on-site contamination at other facilities under regulatory supervision or voluntarily. Costs for such work and related measures (such as eliminating sources of contamination) could be substantial, particularly at our Wuppertal, Germany and Potenza, Italy facilities. We have established reserves for environmental liabilities of approximately $25.6 million as of December 31, 2005. However, we do not anticipate that the remediation activities will disrupt operations at our facilities or have a material adverse effect on our business, financial condition or results of operations. In addition, we have asserted claims under an indemnity from Acordis A.G. and Akzo Nobel (“Akzo”), the prior owners of Membrana GmbH, that is expected to provide indemnification of a substantial percentage of anticipated environmental costs at Wuppertal. The amount receivable under the indemnification agreement at December 31, 2005 was $17.4 million. To date we have not had any significant disagreement with Akzo over its environmental indemnity obligations to us.
Intellectual property rights
We consider our patents, patent licenses and trademarks, in the aggregate, to be important to our business and seek to protect this proprietary know-how in part through United States and foreign patent and trademark registrations. Certain of our patents are also important individually. In addition, we maintain certain trade secrets for which, in order to maintain the confidentiality of such trade secrets, we have not sought patent protection.

Item 1.A.	Risk Factors
Our business faces many risks. As such, prospective investors and shareholders should carefully consider and evaluate all of the risk factors described below. These risk factors may change from time to time and may be amended, supplemented, or superseded by updates to the risk factors contained in periodic reports on Form 10-Q and Form 10-K that we file with the SEC in the future. These risks include the following:

Risks Related to Our Company

Our substantial indebtedness could harm our ability to react to changes to our business or market developments and prevent us from fulfilling our obligations under our indebtedness.
As a result of the transactions related to the purchase of Polypore, Inc. by PP Acquisition Corporation, our indirect, wholly owned subsidiary (the “Transactions”), we have incurred a significant amount of indebtedness. As of December 31, 2005, our consolidated indebtedness, including the capital lease obligation, was approximately $1,002.8 million, excluding unused commitments of $90.0 million under our revolving loan facility, and our other liabilities were approximately $268.4 million. For fiscal 2005, our interest expense was $82.0 million.
Our substantial level of current indebtedness, as well as any additional indebtedness we may draw under the unused portions of our senior secured credit facilities, increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our substantial debt could increase our vulnerability to general economic downturns and adverse competitive and industry conditions by limiting our flexibility to plan for, or to react to, changes in our business and in the industry in which we operate. This limitation could place us at a competitive disadvantage compared to competitors that have less debt and more cash to insulate their operations from market downturns and to finance new business opportunities.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
At December 31, 2005, we have variable rate debt of approximately $367.0 million and we are not a party to any interest rate hedging agreements As a result, a modest interest rate increase could result in a substantial increase in interest expense. Our earnings may not be sufficient to allow us to meet any such increases in interest rate expense and to pay principal and interest on our debt and meet our other obligations. If we do not have sufficient earnings, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell more securities, none of which we can guarantee we will be able to do.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.
Our ability to make payments on and to refinance our indebtedness and to fund our operations will depend on our ability to generate cash in the future. However, our business may not generate sufficient cash flow from operations for a variety of reasons, including those mentioned elsewhere in this “Risk Factors” section. Without sufficient cash flow, future borrowings may not be available to us under Polypore’s senior secured credit facilities in amounts sufficient to enable us to service our indebtedness or to fund our other liquidity or capital needs. If we cannot generate sufficient cash to service our debt, we will have to take such actions as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional equity capital. Any of these actions may not be effected on commercially reasonable terms, or at all. In addition, the indentures (the “Indentures”) for Polypore’s 8.75% senior subordinated notes and our 10.5% senior discount notes (collectively, the “Notes”) and the credit agreement for our senior secured credit facilities may restrict us from adopting any of these alternatives.

The terms of Polypore’s senior secured credit facilities and the Indentures may restrict our current and future operations, particularly our ability to respond to market changes or to take certain actions.
Polypore’s senior secured credit facilities and the Indentures contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. For example, Polypore’s senior secured credit facilities include covenants restricting, among other things, our ability to incur, assume or permit to exist additional indebtedness or guarantees; engage in mergers, acquisitions and other business combinations; or amend or otherwise alter terms of our indebtedness, including our Notes, and other material agreements. Polypore’s senior secured credit facilities also include financial covenants, including requirements that we maintain a minimum interest coverage ratio and a maximum leverage ratio.
The Indentures also contain numerous operating and financial covenants including, among other things, restrictions on our ability to: incur or guarantee additional debt; issue preferred stock of restricted subsidiaries; pay dividends or make other equity distributions; or purchase or redeem capital stock. These financial covenants also include a requirement that we not exceed certain maximum aggregate capital expenditures.
A breach of any of these covenants or the inability to comply with financial covenants could result in a default under Polypore’s senior secured credit facilities or the Notes. If any such default occurs, the lenders and the holders of the Notes may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders also have the right in these circumstances to terminate any commitments they have to provide further borrowings and to proceed against all collateral granted to them to secure the debt. If collateral (such as available cash) is repossessed by the lenders or holders of the Notes, we will be unable to access the capital and other resources necessary to operate our business and the Company could incur immediate and significant losses.

Polypore International is the sole obligor of the 10.5% senior discount notes and our subsidiaries do not guarantee the obligations under, and do not have any obligation with respect to, such indebtedness.
Polypore International is a holding company and does not have any material business assets or operations. All of our operations are conducted through our subsidiaries and, therefore, we are and will continue to be dependent on the cash flow of our subsidiaries to meet our obligations. Furthermore, we are the sole obligor of the 10.5% senior discount notes, and our subsidiaries do not guarantee our obligations under, and do not have any obligation with respect to, such indebtedness. Also, the terms of the senior secured credit facilities and the indenture governing the 8.75% senior subordinated notes significantly restrict our subsidiaries from paying dividends and otherwise transferring assets to us. In addition, the 10.5% senior discount notes are effectively subordinated to all existing and future indebtedness and liabilities of our subsidiaries (including trade credit, the 8.75% senior subordinated notes and any indebtedness incurred under the secured credit facilities). The agreements governing the current and future indebtedness of our subsidiaries and our dependence on their cash flow may impede us from funding scheduled interest and principal payments on the 10.5% senior discount notes when due, which could in turn impair our financial condition.

Because a majority of our employees are represented under collective bargaining agreements, any employee slowdowns, strikes or failure to renew our collective bargaining agreements could disrupt our business.
Approximately 62% of our employees are represented under collective bargaining agreements. A majority of those employees are located in Italy, France or Germany and are represented under industry-wide agreements that are subject to national and local government regulations. Many of these collective bargaining agreements must be renewed annually. Labor unions also represent our employees in Owensboro, Kentucky and Corydon, Indiana. The collective bargaining agreement covering workers at the Corydon facility expires in January 2007 and the agreement covering the workers at the Owensboro facility expires in April 2008.
We may not be able to maintain constructive relationships with these labor unions. We may not be able to successfully negotiate new collective bargaining agreements on satisfactory terms in the future. The loss of a substantial number of these employees or a prolonged labor dispute could disrupt our business. Any such disruption could in turn reduce our revenue from sales, increase our costs to bring products to market and result in significant losses.

We generate most of our revenue from manufacturing products that are used in a wide variety of industries and the potential for product liability exposure for our products could be significant.
We manufacture a wide variety of products that are used in healthcare and consumer applications. Several of these products are used in medical devices that some consumers require in order to sustain their lives. As a result, we may face exposure to product liability claims in the event that the failure of our products results, or is alleged to result, in bodily injury and/or death. In addition, if any of our products are, or are alleged to be, defective, we may be required to make warranty payments or to participate in a recall involving those products.
Consequently, end-users of our products may look to us for contribution when faced with product recalls, product liability or warranty claims. The future costs associated with defending product liability claims or providing product warranties could be material and we may experience material losses in the future as a result. A successful product liability claim brought against us in excess of available insurance coverage or a requirement to participate in any product recall could substantially reduce our available cash from operations. Reduced cash could in turn reduce our profits or impair our financial condition.

Our operations outside the United States pose risks to our business that are not present with our domestic business.
Our manufacturing facilities in North America accounted for 38% of total sales for fiscal 2005, with facilities in Europe accounting for 58% and facilities in Asia accounting for 4%. Typically, we sell our products in the currency of the country where the manufacturing facility that produced the products is located. In addition, as part of our growth and acquisition strategy, we may expand our operations in these or other foreign countries. Our foreign operations are, and any future foreign operations will be, subject to certain risks that are unique to doing business in foreign countries. These risks include fluctuations in foreign currency exchange rates, inflation, economic or political instability, shipping delays, changes in applicable laws and regulatory policies and various trade restrictions. All of these risks could have a negative impact on our ability to deliver products to customers on a competitive and timely basis. This could reduce or impair our sales, profits, cash flows and financial position. The future imposition of, or significant increases in the level of, customs duties, import quotas or other trade restrictions could also increase our costs and reduce our profits.

We could incur substantial costs to comply with environmental laws and violations of such laws may increase our costs or require us to change certain business practices.
Because we manufacture a wide variety of healthcare and other consumer-related products, we use and generate a variety of chemicals and other hazardous by-products in our manufacturing operations. As a result, we are subject to a broad range of federal, state, local and foreign environmental laws and regulations. These environmental laws govern, among other things, air emissions, wastewater discharges and the handling, storage and release of wastes and hazardous substances. Such laws and regulations can be complex and change often. We regularly incur costs to comply with environmental requirements, and such costs could increase significantly with changes in legal requirements or their interpretation or enforcement. Some of our manufacturing facilities have been the subject of actions to enforce environmental requirements. We could incur substantial costs, including clean-up costs, fines and sanctions and third-party property damage or personal injury claims, as a result of violations of environmental laws. Failure to comply with environmental requirements could also result in enforcement actions that materially limit or otherwise affect the operations of the facilities involved.
Under certain environmental laws, a current or previous owner or operator of a environmentally contaminated site may be held liable for the entire cost of investigation, removal or remediation of hazardous materials at such property. This liability could result whether or not the owner or operator knew of, or was responsible for, the presence of any hazardous materials.
Contaminants have been detected at some of our present facilities, principally in connection with historical operations. Investigations and/or clean-ups of these contaminants have been undertaken by us or by former owners of the sites. We are unaware of material offsite contamination at any of the sites. The costs of investigating and remediating environmental conditions at some of our facilities may be substantial. Although we believe we are entitled to contractual indemnification for a portion of these costs, if we do not receive expected indemnification payments, or if our remediation costs are higher than expected, our exposure to these costs would increase. This exposure could reduce our cash available for operations, consume valuable management time, and reduce our profits or impair our financial condition.
We anticipate additional investigations and cleanups of onsite contamination under regulatory supervision or voluntarily at some of our sites. In addition, the imposition of more stringent cleanup requirements, the discovery of additional contaminants or the discovery of material offsite contamination at or from one or more of our facilities could result in significant additional costs to us.

If we are unable to adequately protect our intellectual property, we could lose a significant competitive advantage.
Our success with our products depends, in part, on our ability to protect our unique technologies and products against competitive pressure and to defend our intellectual property rights. If we fail to adequately protect our intellectual property rights, competitors may manufacture and market products similar to ours. We may not receive patents for any of our patent applications and our existing or future patents that we receive or license may not provide competitive advantages for our products. Our competitors may challenge, invalidate or avoid the application of any existing or future patents, trademarks, or other intellectual property rights that we receive or license. In addition, patent rights may not prevent our competitors from developing, using or selling products that are similar or functionally equivalent to our products. The loss of protection for our intellectual property could reduce the market value of our products, reduce product sales, and lower our profits or impair our financial condition.

Due to the unique products that we produce and the particular industry in which we operate, the loss of our senior management could disrupt our business.
Our senior management is important to the success of our business. There is significant competition for executive personnel with unique experience in the separation and filtration membrane industry. As a result of this unique need and the competition for a limited pool of industry-based executive experience, we may not be able to retain our existing senior management. In addition, we many not be able to fill new positions or vacancies created by expansion or turnover or attract additional senior management personnel. All of our executive officers are free to pursue other business opportunities (other than our chief executive officer and vice chairman, who are bound by non-compete provisions of their employment agreements), including those that may compete with us. The loss of any member of our senior management without retaining a suitable replacement (either from inside or outside our existing management team) could disrupt our business.

We may pursue future acquisitions. If we incur contingent liabilities and expenses or additional debt in connection with future acquisitions or if we cannot effectively integrate newly acquired operations, our business could be disrupted.
A significant portion of our historical growth has occurred through acquisitions and we may enter into acquisitions in the future. Acquisitions involve risks that the businesses acquired will not perform in accordance with expectations and that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect. Future acquisitions would likely result in the incurrence of debt and contingent liabilities. Such acquisitions could also increase our interest and amortization expenses as well as periodic impairment charges related to goodwill and other intangible assets. Acquisitions could also result in significant charges relating to integration costs.
We may not be able to integrate successfully any business we acquire into our existing business. Any acquired businesses may not be profitable or as profitable as we had expected. The successful integration of new businesses depends on our ability to manage these new businesses and cut excess costs. The successful integration of future acquisitions may also require substantial attention from our senior management and the management of the acquired business. This could decrease the time that they have to service and attract customers and develop new products and services. In addition, because we may actively pursue a number of opportunities simultaneously, we may encounter unforeseen expenses, complications and delays. Such expenses and delays could include difficulties in employing sufficient staff and maintaining operational and management oversight. Our inability to complete the integration of new businesses in a timely and orderly manner could increase costs, lower profit and ultimately disrupt our business.

We have recorded a significant amount of intangible assets, which may never generate the returns we expect.
As a result of acquisitions, our net identifiable intangible assets at December 31, 2005 were approximately 16.3% of our total assets. Such assets include trademarks and trade names, license agreements and technology acquired in acquisitions. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, was approximately 41.6% of our total assets at December 31, 2005. Both goodwill and identifiable intangible assets increased substantially as a result of the Transactions.
Goodwill and identifiable intangible assets are recorded at fair value on the date of acquisition and, under Financial Accounting Standards Board Statement No. 142, are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, and adverse changes in applicable laws or regulations. These changes include changes that restrict the activities of the acquired business and a variety of other circumstances. The amount of any impairment must be written off. We may never realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets would reduce our profits for the fiscal period in which the write-off occurs.

Warburg Pincus controls us.
Affiliates and designees of Warburg Pincus Private Equity VIII, L.P. and Warburg Pincus International Partners, L.P. (collectively, “Warburg Pincus”) control Polypore International. Warburg Pincus is able to cause the election of all of the members of our board of directors, cause the appointment of new management and cause the approval of any action requiring the approval of our stockholders, including amendment of our certificate of incorporation and mergers or sales of substantially all of our assets. The directors elected by Warburg Pincus are able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and declare dividends. In addition, Warburg Pincus may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to other equity holders or debt holders. Furthermore, Warburg Pincus may in the future own businesses that directly compete with ours. For information concerning the composition of our management team, see “Item 10. Directors and Executive Officers of the Registrant.”

Risks Related to Our Industry

Because the specialized markets in which we sell our products are highly competitive, we may have difficulty growing our business year after year.
The markets in which we sell our products are highly competitive. Many of these markets require highly specialized products that are time and cost intensive to design and develop. In addition, innovative products, quality, service, utility, cost and technical support are the primary competitive factors in the separation and filtration membrane industry. While we only compete against a small number of competitors in each of our markets, some of these competitors are much larger companies that have greater financial, technological, manufacturing and marketing resources than we do. Many of these competitors are also better established as suppliers to the markets that we serve. As a result, a reduction in overall demand or increased costs to design and produce our products within these markets would likely further increase competition between us and other producers of membranes. This increased competition could cause us to reduce our prices, which could lower our profit margins and impair our ability to grow the Company year after year.

We must continue to invest significant resources in developing innovative products in order to maintain a competitive edge in the highly specialized markets in which we operate.
Our continued success depends, in part, upon our ability to maintain our technological capabilities and to continue to identify, develop and commercialize innovative products for the separation and filtration membrane industry. For example, products for some consumer electronics applications have a short lifecycle and require constant development. If we fail to continue to develop products for those markets or to keep pace with technological developments by our competitors generally, we may lose market share which could result in reduced revenue and impair our financial condition.

If we do not successfully manage the transition in hemodialysis from cellulosic to synthetic filtration membranes, our revenues and profits could decline.
Hemodialysis filtration membranes are fabricated from two classes of materials: cellulosic and synthetic. Historically, most filtration membranes for dialyzers have been manufactured with cellulosic materials, but in recent years hemodialysis market demand has shifted rapidly to synthetic membranes. We expect the decline in cellulosic demand to continue and to likely outpace synthetic revenue gains during the near term. If we do not successfully manage the transition from cellulosic to synthetic filtration membranes, including the conversion of existing cellulosic customers to our synthetic membrane products, our revenues and profits could decline.

The loss of only a few of our large volume customers could reduce our revenues and profits.
Our products are often sold to a relatively small number of large volume customers. For example, one of our customers, Exide Technologies, represented approximately 17% of our sales in fiscal 2005. As a result, a decrease in business from, or the loss of, any large volume customer such as Exide could reduce our revenues and our profits.

Vertical integration by our customers of the production of our products into their own manufacturing processes could reduce our revenues and our profits.
Our future revenues and profits will depend to a significant extent upon whether our customers choose in the future to manufacture the separation and filtration membranes used in their products instead of purchasing these components from us. For example, in the healthcare industry, many of the filtration membranes used in dialyzers are produced by the manufacturers of the dialyzers themselves. If any of our existing customers choose to vertically integrate the production of their products in such a manner, the loss of sales to these customers could reduce our revenues and our profits.

Increases in prices for raw materials or the loss of key supplier contracts could reduce our profit margins.
The primary raw materials we use in the manufacture of most of our products are polyethylene and polypropylene resins, silica, paper and oil. In fiscal 2005, raw materials accounted for approximately 40.2%

of our cost of sales. Although our major customer contracts generally allow us to pass increased costs on to our customers, we may not be able to pass on all raw material price increases to our customers in each case or without delay. The loss of any of our key suppliers could disrupt our business until we secure alternative supply arrangements. Furthermore, any new supply agreement we enter into may not have terms as favorable as those contained in our current supply arrangements.

Item 1B.	Unresolved Staff Comments
None

Item 2.	Properties
Our manufacturing facilities are strategically located to serve our customers globally:

	Floor Area
Location(1)	(sq. ft.)	Business Segment	Certification

Owensboro, Kentucky	213,000	Energy Storage	ISO 14001, ISO 9001, QS 9000
Corydon, Indiana(2)	161,095	Energy Storage	ISO 14001, ISO 9001, QS 9000
Selestat, France	110,000	Energy Storage	ISO 14001, ISO 9001, QS 9000
Norderstedt, Germany	124,000	Energy Storage	ISO 14001, ISO 9001, QS 9000
Potenza, Italy	143,000	Energy Storage	ISO 14001, ISO 9001, QS 9000
Prachinburi, Thailand	42,000	Energy Storage	ISO 14001, ISO 9001, QS 9000
Charlotte, North Carolina	141,650	Energy Storage and Separations Media	ISO 14001, ISO 9001
Shanghai, China(3)	29,386	Energy Storage and Separations Media	—
Wuppertal, Germany	1,592,480	Separations Media	ISO 14001, ISO 9001
Obernberg, Germany(3)	23,064	Separations Media	ISO 9001

(1)	Excludes leased sales offices in Shanghai, China; Tokyo, Japan; and Sao Paulo, Brazil.

(2)	Polypore owns the land and building and subleases the manufacturing equipment at this facility.

(3)	Polypore owns the equipment and leases the facility.
During 2005, we closed our Energy Storage facility in Feistritz, Austria and transferred the assets to our facility in Prachinburi, Thailand.
Between the existing capacity at the facilities listed in the table above, planned productivity gains and planned capital expenditure for fiscal 2006, we believe we will have sufficient capacity available to meet our needs for fiscal 2006.

Item 3.	Legal Proceedings
We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders
None
Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Warburg Pincus and certain members of management own, directly or indirectly, all of the equity securities of Polypore International. There is no established public trading market for our equity securities.
We did not declare or pay any dividends on our common stock in fiscal 2005, and we do not expect to pay any such dividends in 2006. The indenture relating to our $300.0 million aggregate principal amount of 10 1/2 % senior discount notes due 2012 contains negative covenants that restrict or limit our ability to among other things, declare dividends, make payments on or redeem or repurchase capital stock.

Item 6.	Selected Financial Data
The following table presents selected historical consolidated financial data of Polypore International for the year ended December 31, 2005 (Successor), the period from May 2, 2004 through January 1, 2005 (Successor), the period from January 4, 2004 through May 1, 2004 (Predecessor), and each of the preceding three years ended January 3, 2004 (Predecessor). The selected historical consolidated financial data has been derived from Polypore International’s (Successor) audited consolidated financial statements for the year ended December 31, 2005 and the period from May 2, 2004 through January 1, 2005, and Polypore, Inc.’s (Predecessor) audited consolidated financial statements for the period from January 4, 2004 through May 1, 2004 and each of the preceding three years ended January 3, 2004 (Pre-Transactions). The selected historical consolidated financial data has been derived from Polypore International’s audited consolidated financial statements.
On May 13, 2004, Polypore, Inc. and its shareholders consummated a stock purchase agreement with PP Acquisition Corporation, our indirect, wholly owned subsidiary, pursuant to which PP Acquisition Corporation purchased all of the outstanding shares of Polypore, Inc.’s capital stock. At the time of the closing of the acquisition, PP Acquisition Corporation merged with and into Polypore, Inc. with Polypore, Inc. as the surviving corporation. For more information on this transaction, see “Item 8. Financial Statements and Supplementary Data” below.
On February 28, 2002, we acquired all of the outstanding shares of Membrana GmbH for an aggregate cash purchase price, including acquisition related costs, of approximately $117.0 million. On November 16, 2001, we acquired all of the outstanding shares of Separatorenerzeugung GmbH (“Jungfer”) for an aggregate cash purchase price of approximately $10.2 million and the assumption of approximately $5.9 million in debt. The results of operations of Jungfer and Membrana are included in Polypore International’s consolidated financial statements from the date of each acquisition.

The information presented below should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data”.

	Predecessor				Successor

				Period from	Period from
				January 4,	May 2,
	Fiscal Year			2004 to	2004 to	Fiscal
				May 1,	January 1,	Year
(in millions)	2001	2002	2003	2004	2005	2005

Statement of operations data:
Net sales	$245.7	$345.4	$441.1	$179.3	$311.1	$432.5

Gross profit	91.3	102.0	155.4	69.1	85.2	150.2
Selling, general and administrative expenses	33.5	48.9	69.7	24.9	50.2	75.5
Business restructuring	—	—	—	—	13.9	8.7
In process research and development	—	—	—	—	5.3	—
Other	—	—	—	(1.5)	—	—

Operating income	57.8	53.1	85.7	45.7	15.8	66.0
Interest expense, net	14.1	20.9	21.5	6.0	42.1	82.0
Foreign currency and other	1.0	1.5	2.4	0.5	1.7	(4.4)
Unrealized (gain) loss on derivative instrument	3.1	2.5	(2.3)	(1.3)	—	—

Income before income taxes and cumulative effect of change in accounting principle	39.6	28.2	64.1	40.5	(28.0)	(11.6)
Income taxes	16.0	11.4	18.8	13.7	(8.7)	(8.7)
Cumulative effect of change in accounting principle, net	1.2	—	—	—	—	—

Net income (loss)	$22.4	$16.8	$45.3	$26.8	$(19.3)	$(2.9)

	2001	2002	2003	2004	2005

Balance sheet data (at end of period):
Total assets	$360.4	$633.1	$730.6	$1,490.8	$1,364.6
Total debt and capital lease obligations, including current portion	187.7	311.0	284.1	1,065.3	1,002.8
Redeemable preferred stock and cumulative dividends payable	46.8	15.0	16.2	—	—
Shareholders’ equity	60.6	97.6	189.8	105.9	93.3

	Predecessor								Successor

							Period from		Period from
							January 4,		May 2,
	Fiscal Year						2004 to		2004 to		Fiscal
							May 1,		January 1,		Year
(in millions)	2001		2002		2003		2004		2005		2005

Other financial data:
Depreciation and amortization	$16.7		$30.8		$38.7		$15.2		$33.8		$54.1
Capital expenditures	26.3		28.8		33.8		5.5		9.9		13.0
Net cash provided by (used in):
Operating activities	29.4		83.5		56.5		28.9		21.0		64.2
Investing activities	(36.5)		(141.4)		(33.8)		(3.6)		(877.2)		(13.0)
Financing activities	3.9		83.0		(28.3)		(7.4)		849.8		(52.8)
Ratio of earnings to fixed charges(1)	3.6	x	2.3	x	3.8	x	7.2	x	0.4	x	0.9	x

(1)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs and the portion of rental expense that management believes is representative of the interest component of rental expense.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussions of our financial condition and results of operations should be read together with “Item 6. Selected Financial Data” and our audited consolidated financial statements and the related notes included in “Item 8. Financial Statements and Supplementary Data.”
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
We serve markets with an attractive mix of both stability and growth. Our lead-acid battery separators serve the stable and predictable market for transportation and industrial applications, with approximately 80% of sales for transportation applications coming from replacement products in the aftermarket. This replacement market is primarily driven by the growing size of the worldwide fleet of motor vehicles, which according to Ward’s Motor Vehicles Facts and Figures, has been growing approximately 3% per year. According to industry analysts, sales in the rechargeable lithium battery market are expected to grow at a compound annual growth rate of approximately 16% through 2011, driven by growth in underlying markets for portable electronic products (primarily mobile telephones and laptop computers) and the displacement of nickel-based battery technologies. In our primary healthcare end-market, hemodialysis, industry analysts estimate that the number of end-stage renal disease, or “ESRD,” patients has been growing 7% per year over the last twenty years, while the frequent dialysis treatments required to treat the disease create a stable and recurring demand for dialyzers and our dialyzer membranes. In our industrial and specialty filtration markets, ever-increasing demand for higher-purity process streams is driving high growth rates in a variety of end-markets, including semiconductor and microelectronics manufacturing, food and beverage processing and water purification.
Our markets are highly specialized, and we generally compete with only a few other companies. We enjoy longstanding relationships and collaborative partnerships with a diverse base of customers who are among the leaders in their respective markets. These relationships are strengthened by our ability to develop highly technical membrane products that meet the precise and evolving needs of our customers. Most of our products require years of cooperative development with customers, extensive testing and, in some applications, regulatory approval prior to the introduction of our customers’ products to the market. Although many of our products are critical functional components in our customers’ end products, they typically represent a relatively small percentage of the final delivered cost. In many of our markets we are often selected as the customer’s exclusive supplier.
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
Critical accounting policies
Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations, and that require the use of complex and subjective estimates based on past experience and management’s judgment. Because of uncertainty inherent in such estimates, actual results may differ from these estimates. Below are those policies that we believe are critical to the understanding of our operating results and financial condition. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors. For additional accounting policies, see Note 2 of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Impairment of Intangibles and Goodwill
Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets (“FAS 142”), goodwill and indefinite-lived intangible assets not amortized, but are subject to an annual impairment test based on cash flow projections and fair value estimates. The determination of undiscounted cash flows is based on the Company’s strategic plans and historical results adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment by us in such areas as future economic conditions, industry-specific conditions, product pricing and necessary capital expenditures. The use of different assumptions would increase or decrease the estimated value of future cash flows and recognition of an impairment loss might be required.

Pension and other postretirement benefits
Certain assumptions are used in the calculation of the actuarial valuation of our defined benefit pension plans and other post retirement benefits. These assumptions include the weighted average discount rate, rates of increase in compensation levels, expected long-term rates of return on assets and increases or trends in healthcare costs. If actual results are less favorable than those projected by management, we may be required to recognize additional expense and liabilities.

Environmental Matters
In connection with the Transactions, we identified and accrued for potential environmental contamination at our manufacturing facility in Potenza, Italy. In connection with the acquisition of Membrana in 2002, we recorded a reserve for environmental obligations for costs to remediate known environmental issues and operational upgrades as a matter of good manufacturing practices or in order to remain in compliance with local regulations.
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
We have indemnification agreements for certain environmental matters from Acordis and Akzo, the prior owners of Membrana GmbH. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. We have recorded a receivable with regard to the Akzo indemnification agreement. If indemnification claims cannot be enforced against Acordis and Akzo, we may be required to reduce the amount of indemnification receivables recorded.
Results of operations
The information presented below for the pro forma fiscal year 2004 has been derived by combining the statement of operations for the period from January 4, 2004 through May 1, 2004 with the period from May 2, 2004 through January 1, 2005 and applying the pro forma adjustments for the Transactions. The pro forma results of operations for the fiscal year 2004 include adjustments for depreciation, amortization and interest expense associated with the Transaction and the related income tax effects of these adjustments. The pro forma results exclude non-recurring costs of $5.3 million for the write-off of in-process research and development costs and $19.0 million for the sale of inventory that was written up in purchase accounting for the Transactions.
The following table sets forth, for the periods indicated, certain historical and pro forma operating data of Polypore International in amount and as a percentage of net sales:

	Fiscal Year

(in millions)	2003	2004(1)	2005

Net sales	$441.1	$490.4	$432.5

Gross profit	155.4	176.8	150.2
Selling, general and administrative expenses	69.7	80.2	75.5
Business restructuring	—	13.9	8.7
Other	—	(1.5)	—

Operating income	85.7	84.2	66.0
Interest expense, net	21.5	60.9	82.0
Foreign currency and other	2.4	2.1	(4.4)
Unrealized gain on derivative instrument	(2.3)	—	—

Income before income taxes	64.1	21.2	(11.6)
Income taxes	18.8	8.0	(8.7)

Net income	$45.3	$13.2	$(2.9)

	Fiscal Year

(percent)	2003	2004(1)	2005

Net sales	100.0%	100.0%	100.0%

Gross profit	35.2	36.1	34.7
Selling, general and administrative expenses	15.8	16.4	17.5
Business restructuring	—	2.8	2.0
Other	—	(0.3)	—

Operating income	19.4	17.2	15.3
Interest expense, net	4.9	12.4	19.0
Foreign currency and other	0.5	0.4	(1.0)
Unrealized gain on derivative instrument	(0.5)	—	—

Income before income taxes	14.5	4.3	(2.7)
Income taxes	4.3	1.6	(2.0)

Net income	10.3%	2.7%	(0.7)%

(1)	Unaudited pro forma financial information as if the Transactions had occurred on January 4, 2004, the first day of the year ending January 1, 2005.

Fiscal 2005 compared with pro forma fiscal 2004
Net sales. Net sales for fiscal 2005 were $432.5 million, a decrease of $57.9 million, or 11.8%, from pro forma fiscal 2004. For the energy storage segment, net sales for fiscal 2005 were $309.4 million, a decrease of $23.5 million, or 7.1%, from pro forma fiscal 2004. Lithium battery separator sales for fiscal 2005 decreased from pro forma 2004 by $26.4 million due to lower sales volume and average sales prices. The decline in rechargeable lithium battery separator volumes is due to unusually strong demand in China that occurred during the first half of 2004. In the second half of 2004 and early 2005, demand in China slowed down and we experienced a decline in ordering patterns. Although the lithium battery market remains volatile, we saw an improvement in rechargeable lithium battery market conditions, especially in China, beginning late in the first quarter of 2005. We also experienced a decline in disposable lithium separator sales volumes, especially for military applications as the need for armed force troop mobility has declined from 2004. Average sales prices have declined in 2005 due to increased capacity in the rechargeable lithium battery separator market and a higher portion of sales to our larger customers, who receive lower average prices. Lead acid battery separator sales increased slightly from the prior year. The $4.0 million increase was due to a 3.4% increase in sales volume and favorable foreign currency movements, offset somewhat by a 2% decrease in the average selling price of lead acid batteries due to normal fluctuations in customer and product mix. The positive impact of the dollar/euro exchange rate contributed $1.6 million to the increase in sales. During the fourth quarter of 2005, the Company implemented a global price increase to offset continuing raw material and energy cost increases. The impact of the price increase will primarily impact 2006 revenues.
For the separations media segment, net sales for fiscal 2005 were $123.1 million, a decrease of $34.4 million, or 21.8%, from pro forma fiscal 2004. The decrease in separations media sales was due to the loss of a hemodialysis customer during the third quarter of 2004 and a decline in cellulosic membrane demand. Synthetic membrane sales increased slightly from the prior year, as higher sales volumes were offset by lower average selling prices. Sales volumes of synthetic membranes increased 21% as we expanded our customer base and product offerings. The decline in average sales prices was due to a higher portion of sales to our larger customers, who receive lower average prices. While positive developments in our synthetic membrane business provide promise for the future, we expect the decline in cellulosic demand to continue and to likely outpace synthetic revenue gains during the near term. In response to the decline in cellulosic demand, we are in the process of obtaining firm sales commitments from our customers for their future cellulosic membrane needs. Separations media net sales include $1.3 million from the positive impact of the dollar/euro exchange rate.

Gross Profit. Gross profit for fiscal 2005 was $150.2 million, a decrease of $26.6 million, or 15.0%, from pro forma fiscal 2004. Gross profit as a percent of sales decreased to 34.7% in fiscal 2005 from 36.1% in the prior year. For the energy storage segment, gross profit for fiscal 2005 was $115.1 million, a decrease of $11.4 million, or 9.0%, from pro forma fiscal 2004. Gross profit in the energy storage segment as a percent of sales decreased to 37.2% in fiscal 2005 from 38.0%. The decrease was the result of lower production volumes of lithium separators, a change in product mix and higher depreciation expense. The decrease in production volumes for lithium battery separators resulted in higher production costs per unit as fixed costs were applied to lower production volumes. Raw material and energy cost increases have to date largely been offset by internal cost saving actions. Price increases implemented during the fourth quarter of 2005 will also offset continuing raw material and energy cost increases during 2006.
For the separations media segment, gross profit for fiscal 2005 was $35.1 million, a decrease of $15.2 million, or 30.2%, from pro forma fiscal 2004. Gross profit in the separations media segment as a percent of sales decreased to 28.5% in fiscal 2005 from 31.9%. The decline was due to the decrease in production volumes, resulting in higher production costs per unit as fixed costs were applied to lower production volumes. After we have determined our customers’ needs for cellulosic membranes, we will develop appropriate production plans and determine if we will scale back or stop production of cellulosic membranes.
Selling,general and administrative expenses. Selling, general and administrative expenses for fiscal 2005 were $75.5 million, a decrease of $4.7 million, or 5.9%, from pro forma fiscal 2004. The decrease was due primarily to lower expenses in connection with cost reduction measures.
Interest expense, net. Interest expense, net was $82.0 million for fiscal 2005, an increase of $21.1 million from pro forma fiscal 2004. The increase in interest expense is attributable to the issuance of the 10.5% senior discount notes in October 2004 and the higher interest rates on our variable rate term loans, offset somewhat by the impact of lower debt balances due to the $45.0 million in prepayments on our term loans during 2005. On December 19, 2005, interest rates on our variable rate term loans were increased in connection with an amendment to our credit agreement. See “Liquidity and Capital Resources” below.
Income taxes, net. Income taxes as a percentage of income before income taxes for fiscal 2005 was 74.6%, as compared to the statutory rate of 38.0% for pro forma fiscal 2004. The income tax expense recorded in the financial statements differs from the Federal statutory income tax rate due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, certain export sales which are excluded from taxable income and various changes in estimates of permanent differences and valuation allowances. In 2005, the impact of permanent differences on the effective tax rate is exacerbated by the relatively low consolidated income before income taxes.

Pro forma fiscal 2004 compared with fiscal 2003
Net sales. Pro forma net sales for fiscal 2004 were $490.4 million, an increase of $49.3 million, or 11.2%, from fiscal 2003. For the energy storage segment, pro forma net sales for fiscal 2004 were $332.9 million, an increase of $37.6 million, or 12.7%, from fiscal 2003. The increase in energy storage sales was due to higher sales for both the lithium and lead-acid battery markets. Lithium battery separator sales increased by $14.6 million for fiscal 2004, as compared to fiscal 2003, due to the completed expansion of our manufacturing capacity during fiscal 2003. Our manufacturing capacity was expanded in fiscal 2003 in order to meet the increased demand for lithium battery separators, primarily in China, due to the continued growth in electronic battery applications for cell phones and laptop computers. Our growth in lithium battery separators occurred in the first half of the year and exceeded expected long-term market growth rates. We experienced a decline in ordering patterns in the second half of the year as battery manufacturers, principally in China, decreased the level of inventory they maintain. Lead-acid battery separator sales improved $18.7 million due to an increase in sales volume and favorable foreign currency movements, offset somewhat by lower average selling prices. Sales volume increased revenues by $11.8 million and was associated with market growth and increased market share at a key account. The decline in average sales prices associated with a market shift to thinner separator products resulted in a $5.6 million decline in revenues. The positive impact of the dollar/euro exchange rate contributed $12.5 million to sales growth.

For the separations media segment, pro forma net sales for fiscal 2004 were $157.5 million, an increase of $11.7 million, or 8.0%, from fiscal 2003. The increase in separations media sales was due to the positive impact of the dollar/euro exchange rate of $14.4 million and growth in specialty and industrial products, offset by a $6.9 million decline in sales of healthcare products. The decline in healthcare products was primarily due to the loss of a hemodialysis customer that made the decision to outsource the manufacturing of its dialyzers to another company that does not currently source membranes from us.
Gross Profit. Pro forma gross profit for fiscal 2004 was $176.8 million, an increase of $21.4 million, or 13.8%, from fiscal 2003. Pro forma gross profit as a percent of sales for fiscal 2004 increased to 36.1% from 35.2% in the prior year. For the energy storage segment, pro forma gross profit for fiscal 2004 was $126.5 million, an increase of $19.8 million, or 18.6%, from the prior year. Pro forma gross profit in the energy storage segment as a percent of sales for fiscal 2004 increased to 38.0% from 36.1%. The increase was the result of increased production volumes and a decrease in pro forma depreciation expense of $2.5 million associated with the purchase price allocation in connection with the Transactions.
For the separations media segment, pro forma gross profit for fiscal 2004 was $50.3 million, an increase of $1.6 million, or 3.3%, from fiscal 2003. Pro forma gross profit in the separations media segment as a percent of sales for fiscal 2004 decreased to 31.9% from 33.4% in the same period of the prior year. Separations media gross profit decreased primarily due to the impact of the loss of a significant customer, which resulted in lower production volumes, increased manufacturing variances in the third and fourth quarters of 2004 and the recognition of a $1.8 million loss on raw materials, a portion of which we were obligated to purchase under an existing purchase commitment.
Selling, general and administrative expenses. Pro forma selling, general and administrative expenses for fiscal 2004 were $80.2 million, an increase of $10.5 million, or 15.1%, from the fiscal year ended 2003. Pro forma selling, general and administrative expenses as a percent of sales were 16.4% in 2004 as compared to 15.8% in 2003. Interest expense, net. Pro forma interest expense, net was $60.9 million for fiscal 2004, an increase of $39.4 million from fiscal 2003. The increase in pro forma interest expense is attributable to the increase in senior debt and issuance of the 8 3/4 % Notes in connection with the Transactions and the issuance of the 10.5% discount notes in October 2004.
Income taxes, net. Pro forma income tax expense as a percentage of income before income taxes for fiscal 2004 was 38.0%, as compared to 29.3% for fiscal 2003.

Business restructuring
For 2005 and 2004, our results have included business restructuring charges that significantly affected operating results. All restructuring charges, except for the asset impairment, will result in cash outflows which will be funded by cash from operations. The pre-tax components of restructuring activity in 2005 were as follows:

	Balance at				Foreign	Balance at
	January 1,	Restructuring	Non-cash	Cash	Currency	December 31,
(in millions)	2005	Charges	Charges	Payments	Translation	2005

2005 Restructuring Plan:
Severance and benefit costs	$—	$4.9	$—	$(3.2)	$(0.2)	$1.5
Asset disposals and impairments	—	1.3	(1.3)	—	—	—
Other	—	0.7	—	(0.7)	—	—

	—	6.9	(1.3)	(3.9)	(0.2)	1.5
2004 Restructuring Plan:
Severance and benefit costs	14.9	(0.1)	—	(9.7)	(1.0)	4.1
Raw materials	1.3	(0.2)	—	(0.9)	(0.2)	—
Other	—	2.1	—	(1.8)	—	0.3

	16.2	1.8	—	(12.4)	(1.2)	4.4

Total	$16.2	$8.7	$(1.3)	$(16.3)	$(1.4)	$5.9

The pre-tax components of restructuring activity in 2004 were as follows:

				Foreign	Balance at
	Restructuring	Non-cash	Cash	Currency	January 1,
(in millions)	Charges	Charges	Payments	Translation	2005

2004 Restructuring Plan:
Severance and benefit costs	$13.9	$—	$(.4)	$1.4	$14.9
Raw materials	1.8	(.7)	—	0.2	1.3

Total	$15.7	$(.7)	$(.4)	$1.6	$16.2

2005 Restructuring Plan. In order to better accommodate customer growth and related demand for both lead-acid and lithium battery separators in the greater Asian market, the Company’s Energy Storage segment is transferring certain assets from Europe and the United States to its facilities in Thailand and China. The capacity realignment plan includes the closure of the Company’s facility in Feistritz, Austria, the downsizing of its Norderstedt, Germany facility and the relocation of certain assets from these two plants to the Company’s facilities in Prachinburi, Thailand. Additionally, finishing equipment from the Company’s facility in Charlotte, North Carolina was relocated to its facility in Shanghai, China. The total cost of the realignment plan is expected to be approximately $8.2 million, of which $6.9 million has been recognized in 2005 and the remaining costs are expected to be recognized in 2006. In addition to the benefit of realigning capacity with market growth, we expect to realize costs savings, a portion of which will be realized in 2006 with the full impact expected to be realized in 2007. The timing and scope of these restructuring measures are subject to change as the Company further evaluates its business needs and costs.
As part of the realignment plan, the Company announced on June 16, 2005 layoffs of 110 employees at its Feistritz, Austria, Norderstedt, Germany and Charlotte, North Carolina facilities. The total cost of the employee layoffs and early retirement program of approximately $4.9 million was recognized in 2005.
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
The Company estimates that other costs, including disassembly, moving, and legal expenses, will be approximately $2.0 million, of which $0.7 million has been incurred. These remaining costs will be recognized as incurred in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”).
2004 Restructuring Plan. In an effort to manage costs and in response to the decision of a customer to outsource its dialyzer production, the Company implemented a number of cost reduction measures in 2004 relating to the Separations Media segment, including employee layoffs, the relocation of certain research and development operations conducted in a leased facility in Europe to facilities where the related manufacturing operations are conducted and other cost reductions.
On September 3, 2004, the Company announced a layoff of approximately 200 employees at its Wuppertal, Germany facility. The Company recorded a charge for severance and benefit costs related to the employee layoffs of $13.9 million during the year ended January 1, 2005. A portion of the cost savings relating to the layoffs was realized during fiscal 2005 with the full benefit expected to be realized during 2006. In connection with a customer’s outsourcing of its dialyzer production, the Company also recorded a charge for raw materials, a portion of which the Company was obligated to purchase under an existing purchase commitment, of $1.8 million in cost of goods sold during the year ended January 1, 2005. The Company received a portion of the inventory due under the commitment during 2005 and expects to receive the remainder in 2006. Finally, in connection with the relocation of its research and development operations, the Company expects to record a charge to earnings of approximately $2.6 million, of which $2.1 million was incurred during 2005 and the remainder is expected to occur in 2006.

Foreign Operations
We manufacture our products at 10 strategically located facilities in North America, Europe and Asia. Net sales from the foreign locations were approximately $272.7 million for fiscal year 2005, $289.0 million for pro forma fiscal 2004 and $259.4 million in fiscal 2003. Typically, we sell our products in the currency of the country where the manufacturing facility that produces the product is located. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on our business or market opportunities within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.

Seasonality
Operations at our European production facilities are traditionally subject to shutdowns during the month of August each year for employee vacations. As a result, net income during the third quarter of fiscal 2005 was, and during the third quarter of any fiscal year in the future may be, lower than revenues and net income in other quarters during the same fiscal year. In view of the seasonal fluctuations, we believe that comparisons of our operating results for the third quarter of any fiscal year with those of the other quarters during the same fiscal year may be of limited relevance in predicting our future financial performance.
Liquidity and Capital Resources
The information presented below for pro forma fiscal 2004 has been derived by combining the cash flow activity of the Company for the period from January 4, 2004 through May 1, 2004 with the period from May 2, 2004 through January 1, 2005 and applying the pro forma adjustments for the Transactions.
Cash and cash equivalents decreased to $28.1 million at December 31, 2005 from $33.1 million at January 1, 2005, due to cash flow from operations of $64.2 million, offset by capital expenditures of $13.0 million, debt repayments and loan acquisition costs of $52.8 million and the negative impact of exchange rate changes on cash and cash equivalents of $3.5 million.
Operating activities. The net cash provided by operations consists primarily of net income before non-cash expenses, as working capital did not change significantly during 2005. Accounts receivable decreased by $10.4 million (excluding the $7.5 million decrease due to the dollar/euro exchange rate) and days sales outstanding decreased 14%, due to the timing of payments from customers and the collection of a receivable in 2005 due from a customer that decided to outsource its dialyzer production in 2004. Our last sales to the customer occurred at the beginning of the fourth quarter of 2004. Accounts receivable due from that customer remained outstanding until issues unrelated to the collection of the receivable were resolved. We resolved these issues and collected the amounts due from the former customer in the first quarter of 2005. Inventory increased by $4.3 million (excluding the $5.6 million decrease due to the dollar/euro exchange rate) due primarily to higher production of lithium battery separators in preparation for equipment upgrades in the first quarter of 2006 and production of cellulosic hemodialysis membranes as we begin to produce for customer sales commitments. We expect inventory to continue to increase during 2006 as we finalize and produce for our customer’s cellulosic hemodialysis membrane commitments. Accounts payable and accrued liabilities decreased by $19.4 million (net of a $3.6 million decrease due to the dollar/euro exchange rate). The decrease is predominantly due to cash payments of $16.3 million made in connection with the 2004 and 2005 business restructurings.
Pro forma net cash provided by operations was $54.9 million in fiscal 2004, as compared to $56.5 million in fiscal 2003. The net cash provided by operations consisted primarily of pro forma net income before non-cash expenses, offset somewhat by increases in working capital. Accounts receivable increased because of higher sales in comparison to the prior year, a 4% increase in days sales in receivables due to customer mix and the increase in the dollar/euro exchange rate ($4.3 million). Inventory was consistent with the previous year, as an increase in the dollar/euro exchange rate was mostly offset by an 8.9% decrease in inventory days. Accounts payable and accrued liabilities, excluding the non-cash accrual for business restructuring, decreased due to the timing of certain payments and the termination of the swap agreement in connection with the Transactions, offset somewhat by an increase in accrued interest related to the new senior and subordinated debt issued in connection with the Transactions and the increase in dollar/euro exchange rate ($3.5 million).
Investing activities. Capital expenditures were $13.0 million, $15.4 million and $33.8 million in fiscal 2005, pro forma 2004 and fiscal 2003, respectively. Capital expenditures in 2003 included new production lines for lithium battery separators. We expect to spend approximately $20.0 million for capital expenditures in fiscal 2006. Cash used in investing activities includes the acquisition of Polypore in May 2004 for approximately $867.4 million.
Financing activities. Cash used in financing activities for fiscal 2005 was $52.8 million as compared to cash provided by financing activities of $842.4 million for pro forma fiscal 2004. During fiscal 2005, we made optional prepayments totaling $45.0 million on the term loans under the Credit Agreement and payments on other debt of $5.4 million. In accordance with the Credit Agreement, the prepayments were applied first to the quarterly principal payments due for the next twelve months and second, pro rata against the remaining scheduled principal payments. After giving effect to the prepayments, the term loans will require quarterly principal payments of approximately $0.9 million at the end of each fiscal quarter beginning on December 30, 2006.
Polypore International was formed in May 2004 with $170.4 million of equity and the issuance of $150.0 million in Series A nonconvertible preferred stock. In connection with the Transactions, Polypore, Inc. entered into the credit agreement with initial borrowings of $419.9 million and issued $405.9 million of 8 3/4% Notes. The net proceeds of the Credit Agreement, issuance of the 8 3/4 % Notes and equity contributions were used to pay the net purchase price to existing shareholders, repay all outstanding indebtedness under an existing credit facility and pay transaction-related fees and expenses.
We intend to fund our ongoing operations through cash generated by operations and availability under our Credit Agreement. As part of the Transactions, we incurred substantial debt under our Credit Agreement and from the issuance of the 8 3/4 % Notes, with interest payments on this indebtedness substantially increasing our liquidity requirements.
The Credit Agreement is comprised of a $370.0 million term loan and a €  36.0 million term loan each due in 2011 and a $90.0 million revolving credit facility due in 2010 (all of which remains unfunded). The Credit Agreement permits us to incur additional senior secured debt at the option of participating lenders, subject to the satisfaction of certain conditions.
Borrowings under the Credit Agreement bear interest at our choice of the Eurodollar rate or adjusted base rate, or “ABR,” in each case, plus an applicable margin, subject to adjustment based on a pricing grid. As of December 31, 2005, Polypore’s cash interest requirements for the next 12 months are expected to be approximately $62.7 million.
On July 31, 2004, the Credit Facility was amended and the applicable margin percentage decreased to 1.25% for alternate base rate loans or 2.25% for adjusted LIBO rate loans.
On June 15, 2005, Polypore completed a technical amendment to the Credit Agreement to provide certain definitional changes in the debt covenant calculation to accommodate the asset relocations associated with the 2005 restructuring.
On December 19, 2005, the Credit Agreement was amended to adjust certain covenant ratios and terms. In addition, the amendment raised the applicable margin percentage to 2.00% for alternate base rate loans and 3.00% for adjusted LIBO rate loans.
The Credit Agreement requires Polypore to meet a minimum interest coverage ratio, a maximum leverage ratio and a maximum capital expenditures limitation. Under the Credit Agreement, compliance with the minimum interest coverage ratio and maximum leverage ratio tests is determined based on a calculation of adjusted EBITDA in which certain items are added back to EBITDA.

Adjusted EBITDA for Polypore, Inc., as defined under the amended Credit Agreement, is calculated as follows:

	Fiscal Year

	2004(1)	2005

Net income	$11.9	$14.0
Add:
Depreciation and amortization	49.0	54.1
Interest expense, net	43.9	59.9
Provision for income taxes	7.0	(2.1)

EBITDA	111.8	125.9
Add/(Subtract):
Foreign currency (gain) loss	3.3	(3.7)
Unrealized hedging gain(2)	(1.3)	—
Salary and bonus paid to former officers(3)	0.4	—
Inventory purchase accounting adjustments(4)	19.0	—
In process research and development(5)	5.3	—
Transaction costs(6)	1.6	—
Operating lease payments on leases to be refinanced(7)	3.9	2.8
Business restructuring(8)	15.7	8.7
(Gain) loss on disposal of property, plant, and equipment	(0.9)	.6

Adjusted EBITDA	$158.8	$134.3

(1)	Statement of operations data presented for the year ended January 1, 2005 represents the combination of historical results for the periods January 4, 2004 through May 1, 2004 and May 2, 2004 through January 1, 2005.

(2)	Represents the non-cash hedging gain for changes in the fair value of the derivative instruments used to manage interest rate risk as required by Polypore’s former credit agreement.

(3)	Represents the salary and bonus for former owners who are not involved with Polypore subsequent to the Transactions.

(4)	Represents the write-off of the inventory purchase accounting adjustment for inventory that was sold during the period.

(5)	Represents the one-time charge for purchased in process research and development.

(6)	Represents non-recurring costs incurred in connection with the Transactions.

(7)	Represents payments under two operating lease agreements that Polypore intends to refinance. On October 29, 2004, Polypore refinanced one of the operating leases through a capital lease agreement. Polypore intends to exercise its purchase option under the other operating lease and purchase the equipment from the lessor.

(8)	Represents business restructuring costs, including estimated costs of employee layoffs and the loss on an inventory purchase commitment included in cost of goods sold in 2004.
The calculation of the minimum interest coverage ratio for Polypore is as follows:

	Twelve
	Months
	Ended
	December 31,
(in millions)	2005

Adjusted EBITDA	$134.3
Consolidated interest expense, as defined in the Credit Agreement	$57.2
Actual interest coverage ratio	2.35	x
Permitted minimum interest coverage ratio	1.90	x

Under the amended Credit Agreement, Polypore is required to maintain a ratio of Adjusted EBITDA to interest expense for any four consecutive fiscal quarters ending during any of the following periods or on any of the following dates of at least the following ratios:

Date or Period	Ratio

December 31, 2005	1.90 to 1.00
April 1, 2006 through March 31, 2007	1.70 to 1.00
June 30, 2007	1.75 to 1.00
September 29, 2007 through June 28, 2008	1.90 to 1.00
September 27, 2008 through January 3, 2009	2.00 to 1.00
January 4, 2009 through January 2, 2010	2.75 to 1.00
April 3, 2010 and each fiscal quarter thereafter	3.00 to 1.00

The calculation of the maximum leverage ratio for Polypore is as follows:

	Twelve
	Months
	Ended
	December 31,
(in millions)	2005

Indebtedness, as defined in the Credit Agreement	$776.3
Adjusted EBITDA	$134.3
Actual leverage ratio	5.78	x
Permitted maximum leverage ratio	6.50	x

Under the amended Credit Agreement, Polypore is required to maintain a ratio of total indebtedness to Adjusted EBITDA for any four consecutive fiscal quarters ending during any of the following periods or on any of the following dates of not more than the following ratios:

Date or Period	Ratio

December 31, 2005	6.50 to 1.00
April 1, 2006 through March 31, 2007	6.90 to 1.00
June 30, 2007	6.75 to 1.00
September 29, 2007	6.50 to 1.00
December 29, 2007	6.25 to 1.00
March 29, 2008	6.00 to 1.00
June 28, 2008	5.75 to 1.00
September 27, 2008 through January 3, 2009	5.50 to 1.00
January 4, 2009 through October 3, 2009	4.25 to 1.00
January 2, 2010 and each fiscal quarter thereafter	4.00 to 1.00

In addition, the Credit Agreement contains certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. The facilities also contain certain customary events of defaults, subject to grace periods, as appropriate.
We believe that annual capital expenditure limitations imposed by the senior credit facilities will not significantly inhibit us from meeting our ongoing capital expenditure needs.
Future principal debt payments are expected to be paid out of cash flows from operations, borrowings on Polypore’s revolving credit facility and future refinancing of debt.
Polypore’s 8 3/4 % senior subordinated notes will mature in 2012 and are guaranteed by most of our existing and future domestic restricted subsidiaries, subject to certain exceptions. Except under certain circumstances, such notes do not require principal payments prior to their maturity in 2012. Interest on the

8 3/4% senior subordinated notes will be payable semi-annually in cash. The 8 3/4 % senior subordinated notes contain customary covenants and events of default, including covenants that limit Polypore’s ability to incur debt, pay dividends and make investments.
Our 10 1/2% senior discount notes will mature in 2012 and, except under certain circumstances, such notes do not require principal payments prior to their maturity in 2012. Interest on the 10 1/2% senior discount notes will be payable in cash on April 1 and October 1 of each year, commencing on April 1, 2009. The 10 1/2% senior discount notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. Polypore International is the sole obligor of the 10 1/2% senior discount notes and, although as a holding company we are dependent on the cash flow (and possibly the assets) of our subsidiaries to meet our debt obligations, our subsidiaries have no obligation under the 10 1/2 % senior discount notes.
We believe we have sufficient liquidity to meet our cash requirements over both the short (next twelve months) and long term (in relation to our debt service requirements). In evaluating the sufficiency of our liquidity for both the shorter and longer term, we considered the expected cash flow to be generated by our operations and the available borrowings under our credit facility compared to our anticipated cash requirements for debt service, working capital, cash taxes, and capital expenditures as well as funding requirements for long-term liabilities. We anticipate that our operating cash flow, together with borrowings under the revolving credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due for at least the next twelve months. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. See the caption above entitled “Risk Factors” in this Annual Report on Form 10-K. See “Item 1A. Risk Factors.”
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
Contractual Obligations
The following table sets forth our contractual obligations at December 31, 2005. Some of the amounts included in this table are based on management’s estimates and assumptions about these obligations, including their duration, anticipated actions by third parties and other actions. Because these estimates and assumptions are necessarily subjective, the timing and amount of payments under these obligations may vary from those reflected in this table. For more information on these obligations, see the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”

	Payment due by Period

(in millions)	Total	2006	2007-2008	2009-2010	Thereafter

Long-term debt, including current portion(1)(2)	$367.0	$1.2	$3.9	$3.9	$358.0
8 3/4 % Notes(3)(4)	402.0	—	—	—	402.0
10 1/2 % senior discount notes(5)	300.0	—	—	—	300.0
Capital lease obligations(6)	8.2	1.6	3.2	3.2	.2
Operating lease obligations(7)	4.5	3.6	.9	—	—
Business restructuring	5.9	5.2	.7	—	—

	$1,087.6	$11.6	$8.7	$7.1	$1,060.2

(1)	Included in long-term debt are amounts owed under Polypore’s term loan facilities and other debt. The term loan facilities include euro denominated debt held in the U.S. The table assumes that the euro/dollar exchange rate is the rate at December 31, 2005 for all periods presented and that the debt is held to maturity.

(2)	The table does not include accrued interest under the long-term debt. Interest rates under the term loan facilities are, at Polypore’s option, equal to either an alternate base rate or an adjusted LIBO rate, plus an applicable margin percentage. The applicable margin percentage under the amended credit agreement is equal to 2.00% for alternate base rate loans or 3.00% for adjusted LIBO rate loans.

(3)	The 8 3/4% Notes are due 2012. This senior subordinated debt includes € 150.0 million euro denominated debt held in the U.S. The table assumes that the euro/dollar exchange rate is the rate at December 31, 2005 for all periods presented and that the debt is held to maturity.

(4)	The table does not include accrued interest under the 8 3/4% Notes. Interest is accrued from the issue date at 8 3/4 % and paid semi-annually.

(5)	The 10 1/2 % senior discount notes are included in the table at the undiscounted, principal at maturity balance of $300.0 million. Beginning in October 1, 2008, cash interest on the notes will accrue at a rate of 10.5% per annum and will be payable semi-annually beginning in April 2009.

(6)	We lease manufacturing equipment under a capital lease agreement. The lease agreement expires in February 2011 and contains an early buyout option in October 2009. The capital lease payments include interest under the capital lease agreement.

(7)	We lease certain equipment and facilities under operating leases. Some lease agreements provide us with the option to renew the lease agreement. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements.

(8)	As discussed in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data,” we have long-term liabilities for pension, other postretirement and post employment benefits. Company contributions for these benefit plans are not included in the table above since the timing and amount of payments are dependent upon many factors, including when an employee retires or leaves the Company, certain benefit elections by employees, return on plan assets, minimum funding requirements and foreign currency exchange rates. We estimate that contributions to the pension and post retirement plans in 2006 will be $0.8 million, as compared to 2005 actual contributions of $1.1 million.

(9)	As discussed in the notes to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data,” we have environmental obligations and related indemnification receivables. Payments related to these obligations and the related amounts to be indemnified under indemnification agreements are not included in the table above since the timing of payments and indemnifications is not known. We estimate that we will make payments, net of indemnification amounts, of $2.3 million in 2006. Payments against environmental obligations in 2005 were $1.1 million, net of indemnification receipts of $0.3 million. We expect payments for environmental obligations and amounts received under indemnification agreements will occur over the next seven to ten years.

Off Balance Sheet Arrangements
The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
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
In June 2005, the FASB ratified the consensus reached by the EITF on Issue No. 05-5, Accounting for Early Retirement or Postemployment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements). The EITF agreed with FASB staff observations that the salary components of Type I and Type II ATZ arrangements (excluding the bonus and additional contributions into the German government pension scheme) should be recognized over the period from the point at which the ATZ period begins until the end of the active service period. Additionally, the portion of the salary that is deferred under a Type II arrangement should be discounted if payment is expected to be deferred for a period longer than one year. In addition, the EITF reached a consensus that the bonus feature and the additional contributions into the German government pension scheme (collectively, the additional compensation) under a Type II ATZ arrangement should be accounted for as a post employment benefit under Statement 112. An entity should recognize the additional compensation over the period from the point at which the employee signs the ATZ contract until the end of the active service period. The EITF also concluded that the employer should recognize the government subsidy when it meets the necessary criteria and is entitled to the subsidy. The consensus in this Issue is effective for fiscal years beginning after December 15, 2005, and reported as a change in accounting estimate affected by a change in accounting principle as described in paragraph 19 of FAS 154. As a result of adopting this consensus, the Company will be required to recognize the bonus feature of its ATZ arrangements over the remaining active service period of the employees that have signed ATZ contracts. The accrual for postemployment benefits will be reduced by $2,530,000 at January 1, 2006, the first day of the Company’s fiscal year. The impact of adopting the consensus is expected to result in additional compensation expense of approximately $1,194,000 in 2006, with the remaining compensation expense to be recognized over employee’s remaining service period.
In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets (“FAS 153”), an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“APB 29”). The amendments made by FAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, APB 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. Management does not believe there will be a significant impact as a result of adopting this Statement.
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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, which are potential losses arising from adverse changes in market rates and prices, such as interest rates and foreign exchange fluctuations. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest rate risk
At December 31, 2005, we had fixed rate debt of approximately $628.5 million and variable rate debt of approximately $367.0 million. The pre-tax earnings and cash flow impact resulting from a 100 basis point increase in interest rates on variable rate debt, holding other variables constant, would be approximately $3.7 million per year. We currently are not a party to any interest rate hedging arrangements. Our hedging arrangements were terminated in connection with the closing of the Transactions. We may decide in the future to enter into interest rate hedging arrangements.
Prior to the closing of the Transactions, Polypore used an interest rate swap as required by the then existing senior credit facility to reduce the risk of interest rate volatility. In March 2000, Polypore entered into an interest rate hedge agreement with a major U.S. bank as required under the existing credit facilities. The hedge agreement contained a collar that provided a ceiling and a floor interest rate above or below which the interest rate on the hedged portion of the term debt would not vary. Upon adoption of FAS 133, Polypore determined the interest rate hedge agreement did not qualify for hedge accounting as defined in FAS 133. Accordingly, the fair value of the financial instrument was recorded in the financial statements and subsequent changes in fair value were recorded in earnings in the period of change. At December 28, 2002, the fair value of the interest rate hedge agreement was approximately $7.6 million and was included in accrued liabilities. During 2002, the three month LIBO rate fell below the floor rate in the collar agreement and we made payments to the bank of approximately $2.6 million.
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
Use of hedging contracts would allow us to reduce our overall exposure to interest rate changes, since gains and losses on these contracts will offset losses and gains on the transactions being hedged. We formally document all hedged transactions and hedging instruments, and assess, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The fair values of the interest rate agreements are estimated by obtaining quotes from brokers and are the estimated amounts that we would receive or pay to terminate the agreements at the reporting date, taking into consideration current interest rates and the current creditworthiness of the counterparties.

Currency risk
Outside of the United States, we maintain assets and operations in Europe and, to a much lesser extent, Asia. The results of operations and financial position of our foreign operations are principally measured in their respective currency and translated into U.S. dollars. As a result, exposure to foreign currency gains and losses exists. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency. Our subsidiaries and affiliates also purchase and sell products and services in various currencies. As a result, we may be exposed to cost increases relative to the local currencies in the markets in which we sell. Because a different percentage of our revenues are in a foreign currency other than our costs, a change in the relative value of the U.S. dollar could have a disproportionate impact on our revenues compared to our cost, which could impact our margins. A portion of our assets are based in our foreign locations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected in other comprehensive income (loss). In connection with the Transactions, we obtained euro-denominated senior secured and senior subordinated notes that effectively hedge the Company’s net investment in foreign subsidiaries. Therefore, foreign currency gains and losses resulting from the translation of the euro-denominated debt is included in accumulated other comprehensive income (loss). Accordingly, our consolidated shareholders’ equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency, primarily the euro.
The dollar/euro exchange rates used in our financial statements for the periods ended as set forth below were as follows:

	Fiscal Year

	2003	2004	2005

Period end rate	1.2630	1.3621	1.1797
Period average rate	1.1179	1.2411	1.2567

Our strategy for management of currency risk relies primarily on conducting our operations in a country’s respective currency and may, from time to time, involve currency derivatives. As of December 31, 2005, we did not have any foreign currency derivatives outstanding.

Item 8.	Financial Statements and Supplementary Data
The Company’s report of independent registered public accounting firm and consolidated financial statements and related notes appear on the following pages of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
The Board of Directors
Polypore International, Inc.
We have audited the accompanying consolidated balance sheets of Polypore International, Inc. and subsidiaries as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the fiscal year ended December 31, 2005, and for the period from May 2, 2004 through January 1, 2005 (Successor), and the consolidated statements of operations, shareholders’ equity, and cash flows for the period January 4, 2004 through May 1, 2004 and for the fiscal year ended January 3, 2004 (Predecessor). Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polypore International, Inc. and subsidiaries at December 31, 2005 and January 1, 2005, and the consolidated results of its operations and cash flows for the fiscal year ended December 31, 2005, and for the period from May 2, 2004 through January 1, 2005 (Successor), and the consolidated results of its operations and cash flows for the period January 4, 2004 through May 1, 2004 and for the fiscal year ended January 3, 2004 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
March 13, 2006
Greenville, South Carolina

Polypore International, Inc.
Consolidated balance sheets

(in thousands, except share data)	December 31, 2005	January 1, 2005

Assets
Current assets:
Cash and equivalents	$28,060	$33,149
Accounts receivable, net	88,347	106,296
Inventories	60,539	61,789
Refundable income taxes	—	8,850
Deferred income taxes	410	7,954
Prepaid and other	8,625	5,288

Total current assets	185,981	223,326
Property, plant and equipment, net	370,871	435,349
Goodwill	567,587	565,914
Intangibles and loan acquisition costs, net	222,666	244,629
Environmental indemnification receivable	16,366	20,125
Other	1,105	1,427

Total assets	$1,364,576	$1,490,770

Liabilities and shareholders’ equity
Current liabilities:
Revolving credit obligations	$—	$—
Accounts payable	23,209	20,581
Accrued liabilities	32,804	51,229
Income taxes payable	4,284	—
Current portion of debt — optional prepayment	—	25,000
Current portion of debt	1,224	2,260
Current portion of capital lease obligation	1,326	1,272

Total current liabilities	62,847	100,342
Debt, less current portion	994,270	1,029,391
Capital lease obligations, less current portion	6,018	7,344
Pension and postretirement benefits	51,386	48,652
Post employment benefits	7,096	10,119
Environmental reserve, less current portion	22,264	24,394
Deferred income taxes	125,501	161,594
Other	1,862	3,033
Commitments and contingencies	—	—
Series A nonconvertible preferred stock (Successor), $.01 par value ($100,000 liquidation preference per share) — authorized 15,000 shares, no shares issued and outstanding	—	—
Shareholders’ equity:
Common stock, $.01 par value (Successor) — 350,000 shares authorized, 171,421 issued and outstanding at January 1, 2005 Common Stock, $.01 par value	2	2
Paid-in capital	124,924	124,468
Retained earnings (deficit)	(22,207)	(19,265)
Accumulated other comprehensive income	(9,387)	696

	93,332	105,901

Total liabilities and shareholders’ equity	$1,364,576	$1,490,770

See accompanying notes.

Polypore International, Inc.
Consolidated statements of operations

	Successor		Predecessor

		May 2, 2004	January 4, 2004
	Year Ended	through	through	Year ended
(in thousands, except share and per share data)	December 31, 2005	January 1, 2005	May 1, 2004	January 3, 2004

Net sales	$432,504	$311,089	$179,273	$441,076
Cost of goods sold	282,270	225,918	110,166	285,631

Gross profit	150,234	85,171	69,107	155,445
Selling, general and administrative expenses	75,539	50,186	24,895	69,684
Business restructuring	8,693	13,899	—	—
In process research and development	—	5,250	—	—
Other	—	—	(1,514)	—

Operating income	66,002	15,836	45,726	85,761
Other (income) expense:
Interest expense, net	81,988	42,098	6,048	21,521
Foreign currency and other	(4,418)	1,656	481	2,433
Unrealized (gain) loss on derivative instrument	—	—	(1,321)	(2,287)

	77,570	43,754	5,208	21,667

Income (loss) before income taxes	(11,568)	(27,918)	40,518	64,094
Income taxes	(8,626)	(8,653)	13,685	18,781

Net income (loss)	(2,942)	(19,265)	26,833	45,313
Redeemable preferred stock dividends	—	—	(424)	(1,260)

Net income (loss) applicable to common stock	$(2,942)	$(19,265)	$26,409	$44,053

Net income (loss) per common share — basic and diluted	$(17.16)	$(112.48)	$170.29	$284.06
Weighted average shares outstanding	171,421	171,281	155,086	155,086

See accompanying notes.

Polypore International, Inc.
Consolidated statements of shareholders’ equity

				Accumulated
				Other
			Retained	Comprehensive		Comprehensive
	Common	Paid-in	Earnings	Income		Income
(in thousands, except per share data)	Stock	Capital	(Deficit)	(Loss)	Total	(Loss)

Predecessor
Balance at December 28, 2002	$2	$1,718	$80,466	$15,399	$97,585
Net income for the year ended January 3, 2004	—	—	45,313	—	45,313	$45,313
Foreign currency translation adjustment, net of income tax expense of $520	—	—	—	49,914	49,914	49,914
Foreign currency translation gains reclassified into earnings from other comprehensive income, net of income tax benefit of $524	—	—	—	(1,456)	(1,456)	(1,456)
Additional minimum pension liability, net of income tax benefit of $225	—	—	—	(339)	(339)	(339)
Cumulative dividends on Class A Preferred Stock — $90.01 per share	—	—	(1,260)	—	(1,260)	—

Balance at January 3, 2004	2	1,718	124,519	63,518	189,757
Comprehensive income for the year ended January 3, 2004						$93,432

Net income for the period from January 4, 2004 through May 1, 2004	—	—	26,833	—	26,833	$26,833
Foreign currency translation adjustment, net of income tax expense of $0	—	—	—	(19,883)	(19,883)	(19,883)
Additional minimum pension liability, net of income tax benefit of $18	—	—	—	35	35	35
Cumulative dividends on Class A Preferred Stock — $30.27 per share	—	—	(424)	—	(424)	—

Balance at May 1, 2004	2	1,718	150,928	43,670	196,318
Comprehensive income for the period from January 4, 2004 through May 1, 2004						$6,985

Successor
Issuance of common stock in connection with the Transactions	2	$170,383	—	—	170,385
Issuance of common stock	—	1,036	—	—	1,036
Net loss for the period from May 2, 2004 through January 1, 2005	—	—	(19,265)	—	(19,265)	$(19,265)
Stock compensation	—	239	—	—	239	—
Dividends on Series A Common Stock — $275.29 per share	—	(47,190)	—	—	(47,190)	—
Foreign currency translation adjustment, net of income tax expense of $0	—	—	—	696	696	696

Balance at January 1, 2005	2	124,468	(19,265)	696	105,901
Comprehensive loss for the period from May 2, 2004 through January 1, 2005						$(18,569)

Net loss for the year ended December 31, 2005	—	—	(2,942)	—	(2,942)	(2,942)
Stock compensation	—	456	—	—	456	—
Additional minimum pension liability, net of income tax of $2,304	—	—	—	(3,453)	(3,453)	(3,453)
Foreign currency translation adjustment, net of income tax of $0	—	—	—	(6,630)	(6,630)	(6,630)

Balance at December 31, 2005	$2	$124,924	$(22,207)	$(9,387)	$93,332

Comprehensive loss for the year ended December 31, 2005						$(13,025)

See accompanying notes.

Polypore International, Inc.
Consolidated statements of cash flows

	Successor		Predecessor

		May 2, 2004	January 4, 2004
	Year Ended	through	through	Year ended
(in thousands)	December 31, 2005	January 1, 2005	May 1, 2004	January 3, 2004

Operating activities:
Net income (loss)	$(2,942)	$(19,265)	$26,833	$45,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	36,396	21,962	14,409	36,222
Amortization expense	17,703	11,775	808	2,471
Amortization of loan acquisition costs	2,755	1,724	632	1,691
Amortization of debt discount	22,058	4,262	—	—
Stock compensation	456	239	—	—
Inventory purchase accounting	—	19,007	—	—
(Gain) loss on disposal of property, plant and equipment	595	488	(1,432)	—
Foreign currency (gain) loss	(2,818)	2,602	334	1,265
Unrealized gain on derivative instrument	—	—	(1,321)	(2,287)
Deferred income taxes	(17,597)	5,867	(2,080)	(1,842)
Business restructuring	8,693	15,687	—	—
Changes in operating assets and liabilities:
Accounts receivable	10,400	737	(13,189)	(14,528)
Inventories	(4,307)	1,943	(1,434)	(6,790)
Prepaid and other current assets	(3,885)	694	(107)	(293)
Accounts payable and accrued liabilities	(19,384)	(23,730)	6,066	(470)
Income taxes payable	12,078	(16,276)	233	(1,584)
Other, net	3,988	(6,712)	(841)	(2,697)

Net cash provided by operating activities	64,189	21,004	28,911	56,471
Investing activities:
Purchases of property, plant and equipment	(13,017)	(9,882)	(5,497)	(33,797)
Proceeds from sale of property, plant and equipment	24	62	1,923	—
Acquisitions, net of cash acquired	—	(867,369)	—	—

Net cash used in investing activities	(12,993)	(877,189)	(3,574)	(33,797)
Financing activities:
Proceeds from debt	—	1,020,982	610	1,738
Principal payments on debt	(50,389)	(265,024)	(7,923)	(39,756)
Borrowings on revolving credit agreement	—	1,500	—	15,500
Payments on revolving credit agreement	—	(11,500)	—	(5,500)
Loan acquisition costs	(2,400)	(20,392)	(59)	(311)
Issuance of common stock	—	171,421	—	—
Issuance of nonconvertible preferred stock	—	150,000	—	—
Redemption of nonconvertible preferred stock	—	(150,000)	—	—
Payment of dividends	—	(47,190)	—	—

Net cash provided by (used in) financing activities	(52,789)	849,797	(7,372)	(28,329)
Effect of exchange rate changes on cash and cash equivalents	(3,496)	3,665	(2,156)	1,112

Net increase (decrease) in cash and equivalents	(5,089)	(2,723)	15,809	(4,543)
Cash and equivalents at beginning of year	33,149	35,872	20,063	24,606

Cash and equivalents at end of year	$28,060	$33,149	$35,872	$20,063

Supplemental cash flow information
Cash paid for interest	$57,296	$30,897	$5,921	$26,931
Cash paid for income taxes	(3,108)	9,550	7,607	21,852
Supplemental non-cash financing activities
Unpaid dividends on preferred stock	—	—	424	1,260
Accrued interest converted to debt	—	—	—	592
Equipment financed under capital lease	—	8,823	—	—
Acquisitions
Fair value of assets acquired	—	1,421,121	—	—
Liabilities assumed and incurred	—	553,752	—	—
Cash paid	—	867,369	—	—

See accompanying notes.

Polypore International, Inc.
Notes to consolidated financial statements

1.	Description of Business and Transactions
Description of Business
Polypore International, Inc. (the “Company” or “Successor”) is a leading worldwide manufacturer and marketer of microporous membranes for use in energy storage and separations applications. The Company has a global presence in the major geographic markets of North America, South America, Western Europe and the Asia-Pacific region.
Transactions
On May 13, 2004, the Company acquired 100% of the outstanding common stock of PP Holding Corporation and its wholly owned subsidiary, PP Acquisition Corporation (“PP Acquisition”), for $320,385,000 in cash. On May 13, 2004, PP Acquisition purchased the outstanding capital stock of Polypore, Inc. (“Polypore”). The aggregate purchase price, including acquisition related costs, was approximately $1,150,073,000 in cash. In connection with the acquisition, PP Acquisition obtained a new credit agreement with initial borrowings of approximately $414,920,000 and issued 8.75% senior subordinated notes with a face amount of $405,915,000. PP Acquisition used the net proceeds from the new credit agreement, the issuance of senior subordinated debt and equity contributions to pay the net purchase price to the existing shareholders, repay all outstanding indebtedness under Polypore’s existing credit facility and pay transaction related fees and expenses. At the time of closing of the acquisition, PP Acquisition merged with and into Polypore, with Polypore as the surviving corporation. These events are hereinafter referred to as the “Transactions”.
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
The following table summarizes the final purchase price allocation based upon the estimated fair value of the assets acquired and liabilities assumed at the date of the Transactions.

(in thousands)

Current assets	$201,323
Property, plant and equipment	401,720
Intangible assets	253,005
Goodwill	567,587
Other	23,932

Total assets acquired	1,447,567
Current liabilities	85,831
Debt, less current portion	819,790
Pension, postretirement and post employment benefits	54,027
Deferred income taxes	145,070
Other	22,464

Total liabilities assumed	1,127,182

Net assets acquired	$320,385

In connection with the Transactions, $5,250,000 was allocated to in process research and development (“IPR&D”) and expensed during the period in accordance with FASB Interpretation No. 4, Applicability

Polypore International, Inc.
Notes to consolidated financial statements (continued)

1.	Description of Business and Transactions (continued)
of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. The value of the IPR&D was calculated with the assistance of a third party appraiser based on cash flow projections discounted for the risk inherent in such projects using a 60% probability of success factor and a 16% discount rate.
The excess of the purchase price over the fair value of the net assets purchased was approximately $567,587,000 and was allocated to goodwill. The goodwill is not deductible for income tax purposes.
The following unaudited pro forma financial data summarizes the consolidated results of operations for the periods ended January 1, 2005 and January 3, 2004 as if the Transactions had occurred as of the beginning of each individual period. Unaudited pro forma results below are based on historical consolidated results of operations and include adjustments for depreciation, amortization and interest expense associated with the Transactions and the related income tax effects of these adjustments. The unaudited pro forma results for the period ended January 1, 2005 exclude non-recurring costs of $5,250,000 for the write-off of in process research and development costs and $19,007,000 for the sale of inventory that was revalued in connection with the application of purchase accounting for the Transactions. The pro forma amounts do not necessarily reflect actual results that would have occurred.

Year Ended
January 1,
(in thousands, except per share data)	2005

Net sales	$490,362
Net income	$13,107
Net income per common share-basic and diluted	$76.66

2.	Accounting Policies
Basis of Presentation and Use of Estimates
For purposes of presentation, the accompanying statements of operations and cash flows for the year ended December 31, 2005 and the period May 2, 2004 through January 1, 2005 reflect the operating results and cash flows of the Company subsequent to the Transactions (“Successor”). The consolidated statements of operations and cash flows for the period from January 4, 2004 through May 1, 2004 and the year ended January 3, 2004 reflect the operating results and cash flows of Polypore prior to the Transactions (“Predecessor”).
The accompanying consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles and include the accounts of the Company and its subsidiaries. All material intercompany accounts are eliminated in consolidation. Certain amounts previously presented in the consolidated financial statements for prior periods have been reclassified to conform to current classifications. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Accounting Period
The Company’s fiscal year is the 52 or 53-week period ending the Saturday nearest to December 31. The fiscal year ended December 31, 2005 (Successor) includes 52 weeks. The period from January 4, 2004 through May 1, 2004 (Predecessor) includes 17 weeks and the period from May 2, 2004 through January  1, 2005 (Successor) includes 35 weeks (together, 52 weeks). The fiscal year ending January 3, 2004 includes 53 weeks.

Polypore International, Inc.
Notes to consolidated financial statements (continued)

2.	Accounting Policies (continued)
Revenue Recognition
Revenue from product sales is recognized at the time ownership of goods transfers to the customer and the earning process is complete. Amounts billed to customers for shipping and handling are recorded in “Net sales” in the accompanying consolidated statement of income. Shipping and handling costs incurred by the Company for the delivery of goods to customers are included in “Cost of goods sold” in the accompanying consolidated statement of income. Sales returns and allowances are recorded as a reduction of revenue at the time such returns and allowances are identified. Product returns and warranty expenses were not material for all periods presented.
Cash Equivalents
The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.
Inventories
Inventories are carried at the lower of cost or market using the first-in, first-out (“FIFO”) method of accounting and consist of:

(in thousands)	December 31, 2005	January 1, 2005

Raw materials	$21,485	$22,243
Work-in-process	7,171	6,395
Finished goods	31,883	33,151

Total	$60,539	$61,789

For purchase accounting, the value of inventory on hand at May 1, 2004 was increased by $19,007,000 to reflect the fair value of such inventory, less cost to sell. Operating results for the period from May 2, 2004 through January 1, 2005 include an increase in cost of goods sold of $19,007,000, representing the write-off of the inventory purchase accounting adjustment as this inventory was sold.
Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed for financial reporting purposes on the straight-line method over the estimated useful lives of the related assets. The estimated useful lives established for buildings and land improvements range from 20 to 39.5 years and the estimated useful lives established for machinery and equipment range from 5 to 15 years.
Intangibles and Loan Acquisition Costs
Identified intangible assets subject to amortization consist of a supply agreement, customer relationships and technology and patents. Loan acquisition costs are amortized over the term of the related debt. Amortization expense for loan acquisition costs is classified as interest expense. Indefinite lived intangible assets consist of trade names and are not amortized, but are subject to an annual impairment test.
Impairment of Long-Lived Assets
Property, plant and equipment and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. During 2005, the Company recorded an impairment charge of $1,278,000 for property, plant and

Polypore International, Inc.
Notes to consolidated financial statements (continued)

2.	Accounting Policies (continued)
equipment in connection with the 2005 Restructuring Plan as described in Footnote 18. The impairment charge is included in “Business Restructuring” in the accompanying consolidated statements of operations. There were no impairments of long-lived assets in 2004 or 2003.
Goodwill
In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets (“FAS 142”), goodwill is not amortized, but is subject to an annual impairment test. The impairment test consists of a comparison of the fair value of goodwill with its carrying amount. If the carrying amount of goodwill exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. The Company performed its annual impairment test in 2005 and concluded that none of its goodwill was impaired.
Research and Development
The cost of research and development by the Company is charged to expense as incurred and is included in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations. Research and development expense, excluding the write-off of in-process research and development, was $12,137,000 in 2005, $9,528,000 for the period from May 2, 2004 to January 1, 2005, $4,116,000 for the period from January 4, 2004 through May 1, 2004 and $13,397,000 in 2003.
Income Taxes
The provision for income taxes and corresponding balance sheet accounts are determined in accordance with Statement No. 109, Accounting for Income Taxes (“FAS 109”). Under FAS 109, the deferred tax liabilities and assets are determined based on temporary differences between the basis of certain assets and liabilities for income taxes and financial reporting purposes. A valuation allowance is recognized if it is more likely than not that a portion of the deferred tax assets will not be realized in the future.
Foreign Currency Translation
The local currencies of the Company’s foreign subsidiaries are the functional currencies in accordance with FASB Statement No. 52, Foreign Currency Translation (“FAS 52”). Assets and liabilities of the Company’s foreign subsidiaries are translated into United States dollars at current exchange rates and resulting translation adjustments are reported in accumulated other comprehensive income. Income statement amounts are translated at weighted average exchange rates prevailing during the period. Transaction gains and losses are included in the determination of net income.
In connection with the Transactions, the Company obtained euro-denominated senior secured and senior subordinated notes that effectively hedge the Company’s net investment in foreign subsidiaries. Foreign currency gains of $33,546,000 and losses of $28,996,000 resulting from the translation of the euro-denominated debt at December 31, 2005 and January 1, 2005, respectively, have been recorded in accumulated other comprehensive income (loss).
Stock-based Compensation
The Company accounts for stock-based compensation using the fair-value method under FASB Statement No. 123, Accounting for Stock Based Compensation (“FAS 123”) and FASB Statement No. 148, Accounting for Stock-Based Compensation  — Transition and Disclosure (“FAS 148”).

Polypore International, Inc.
Notes to consolidated financial statements (continued)

2.	Accounting Policies (continued)
Net Income (Loss) Per Share
Basic income (loss) per common share is based on the weighted-average number of common shares outstanding in each year and after preferred stock dividend requirements. Diluted income (loss) per common share assumes that any dilutive convertible preferred shares outstanding at the beginning of each year were converted at those dates, with preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes outstanding common shares were increased by shares issuable by exercise of stock options.
Accounts Receivable and Concentrations of Credit Risk
Accounts receivable potentially expose the Company to concentrations of credit risk, as defined by FASB Statement No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk. The Company provides credit in the normal course of business and performs ongoing credit evaluations on certain of its customers’ financial condition, but generally does not require collateral to support such receivables. Accounts receivable, net of allowance for doubtful accounts, are carried at cost, which approximates fair value. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The allowance for doubtful accounts was $6,815,000 and $5,962,000 at December 31, 2005 and January 1, 2005, respectively, which management believes is adequate to provide for credit losses in the normal course of business, as well as losses for customers who filed for protection under bankruptcy law. The Company charges accounts receivables off against the allowance for doubtful accounts when it deems them to be uncollectible on a specific identification basis. Exide Corporation (“Exide”), a customer of the Company’s Energy Storage segment, accounted for approximately 17%, 14% and 16% of the Company’s sales in 2005, 2004 and 2003, respectively.
Derivatives
The Company accounts for derivative instruments in accordance with FASB Statement No. 133, Accounting for Derivatives and Hedging Activity (“FAS 133”). Under FAS 133, all derivative instruments are recorded at fair value on the balance sheet and all changes in fair value are recorded to earnings or to shareholders’ equity through other comprehensive income.
From time to time, the Company uses derivative financial instruments to manage interest rate risk and does not use derivatives for trading purposes. The Company enters into derivative financial instruments with high credit quality counterparties and has not experienced any credit losses on derivatives.
On December 31, 2002, Polypore entered into an interest rate swap agreement. The swap agreement effectively converted the Polypore’s variable interest rate on $57,225,000 of its term debt to a fixed rate of 6.55% until December 29, 2006. The swap agreement did not qualify for hedge accounting treatment as defined in FAS 133. Accordingly, the fair value of the financial instrument was recorded as a liability in the consolidated financial statements and subsequent changes in fair value were recorded to earnings in the period of change. During the period from January 4, 2004 through May 1, 2004 and fiscal 2003, Polypore made payments (recorded as incremental interest expense) to the bank of $947,000 and $4,028,000, respectively, representing the difference between the fixed interest rate on the swap and the variable interest rate paid on the debt. The swap agreement was terminated in connection with the closing of the Transactions.
Fair Value of Financial Instruments
The Company’s financial instruments include cash equivalents, accounts receivable, accounts payable, accrued liabilities, revolving credit obligations and long-term debt. The carrying amount of the revolving credit facility and term loan approximates fair value because the interest rate adjusts to market interest rates. The fair value of the 8.75% senior subordinated notes and the 10.50% senior discount notes, based

Polypore International, Inc.
Notes to consolidated financial statements (continued)

2.	Accounting Policies (continued)
on a quoted market price, was $353,720,000 and $168,000,000 at December 31, 2005. The carrying values of all of the other financial instruments approximate their fair values.
Other Accounting Pronouncements
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
In June 2005, the FASB ratified the consensus reached by the EITF on Issue No. 05-5, Accounting for Early Retirement or Postemployment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements). The EITF agreed with FASB staff observations that the salary components of Type I and Type II ATZ arrangements (excluding the bonus and additional contributions into the German government pension scheme) should be recognized over the period from the point at which the ATZ period begins until the end of the active service period. Additionally, the portion of the salary that is deferred under a Type II arrangement should be discounted if payment is expected to be deferred for a period longer than one year. In addition, the EITF reached a consensus that the bonus feature and the additional contributions into the German government pension scheme (collectively, the additional compensation) under a Type II ATZ arrangement should be accounted for as a post employment benefit under Statement 112. An entity should recognize the additional compensation over the period from the point at which the employee signs the ATZ contract until the end of the active service period. The EITF also concluded that the employer should recognize the government subsidy when it meets the necessary criteria and is entitled to the subsidy. The consensus in this Issue is effective for fiscal years beginning after December 15, 2005, and reported as a change in accounting estimate affected by a change in accounting principle as described in paragraph 19 of FAS 154. As a result of adopting this consensus, the Company will be required to recognize the bonus feature of its ATZ arrangements over the remaining active service period of the employees that have signed ATZ contracts. The accrual for postemployment benefits will be reduced by $2,530,000 at January  1, 2006, the first day of the Company’s fiscal year. The impact of adopting the consensus is expected to result in additional compensation expense of approximately $1,194,000 in 2006, with the remaining compensation expense to be recognized over each employee’s remaining service period.
In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets (“FAS 153”), an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“APB 29”). The amendments made by FAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, APB 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June  15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. Management does not believe there will be a significant impact as a result of adopting this Statement.
In December 2004, the FASB published FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123R”). FAS 123R replaces FAS 123, and supersedes APB Opinion No. 25, Accounting for Stock

Polypore International, Inc.
Notes to consolidated financial statements (continued)

2.	Accounting Policies (continued)
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
3. Property, Plant and Equipment
Property, plant and equipment consist of:

(in thousands)	December 31, 2005	January 1, 2005

Cost:
Land	$14,531	$16,116
Buildings and land improvements	105,692	116,041
Machinery and equipment	288,974	299,248
Construction in progress	19,078	28,545

	428,275	459,950
Less accumulated depreciation	57,404	24,601

	$370,871	$435,349

Polypore International, Inc.
Notes to consolidated financial statements (continued)
4.     Intangibles, Loan Acquisition and Other Costs
Intangibles, loan acquisition and other costs consist of:

		December 31, 2005		January 1, 2005
	Weighted
	Average	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
(in thousands)	(years)	Amount	Amortization	Amount	Amortization

Intangible and other assets subject to amortization:
Supply agreement	5	$9,070	$3,167	$9,070	$1,267
Customer relationships	16	179,111	18,338	180,467	7,395
Technology and patents	8	35,475	7,741	37,615	3,277
Loan acquisition costs	8	22,792	4,478	20,392	1,723
Intangible assets not subject to amortization:
Trade names	Indefinite	9,942	—	10,747	—

		$256,390	$33,724	$258,291	$13,662

Amortization expense, including amortization of loan acquisition costs classified as interest expense, was $20,458,000 in 2005, $13,497,000 for the period from May 2, 2004 through January 1, 2005, $1,441,000 for the period from January 4, 2004 through May 1, 2004, and $4,162,000 in 2003. The Company’s estimate of amortization expense for the five succeeding years is as follows:

(in thousands)

2006	$20,797
2007	20,775
2008	20,768
2009	18,985
2010	18,742

5.	Goodwill
The changes in carrying amount of goodwill are as follows:

	Energy	Separations
(in thousands)	Storage	Media	Total

Balance as of January 3, 2004	$32,200	$—	$32,200
Foreign currency translation adjustment	(748)	—	(748)

Balance as of May 2, 2004	31,452	—	31,452
Additional goodwill recognized in accounting for the Transactions	357,504	176,958	534,462

Balance as of January 1, 2005	388,956	176,958	565,914
Purchase accounting adjustments related to the Transactions	1,673	—	1,673
Purchase accounting adjustments to finalize allocation of goodwill between segments	(34,456)	34,456	—

Balance as of December 31, 2005	$356,173	$211,414	$567,587

During 2005, the Company finalized the purchase price allocation for the Transactions and made related purchase accounting adjustments, including adjustments for the final allocation of goodwill between segments.

Polypore International, Inc.
Notes to consolidated financial statements (continued)

6.	Accrued Liabilities
Accrued liabilities consist of:

(in thousands)	December 31, 2005	January 1, 2005

Business restructuring	$5,150	$14,502
Salaries, wages and other fringe benefits	10,104	14,161
Accrued interest	4,480	4,994
Current portion of environmental reserve	3,304	4,014
Taxes other than income	1,037	2,378
Other	8,729	11,180

	$32,804	$51,229

7.	Debt
Debt, in order of priority, consists of:

(in thousands)	December 31, 2005	January 1, 2005

Senior credit facilities:
Revolving credit facility	$—	$—
Term loan facilities	365,735	416,941
8.75% senior subordinated notes	401,955	429,315
10.50% senior discount notes, net of unamortized original issue discount of $73,489 and $95,548, respectively	226,511	204,452
Other	1,293	5,943

	995,494	1,056,651
Less optional prepayment made on March 1, 2005	—	25,000
Less current maturities	1,224	2,260

Long-term debt	$994,270	$1,029,391

On May 13, 2004, all indebtedness under the Polypore’s former revolving credit facility and term loans was paid. In connection with the Transactions, Polypore obtained a new senior secured credit agreement. The new senior secured credit agreement provides for senior secured financing consisting of a $370,000,000 million term loan facility, € 36,000,000 term loan facility and a $90,000,000 revolving loan facility. The term loans mature in November 2011 and the revolving loan matures in May 2010. Interest rates under the new senior secured credit facilities are, at the Polypore’s option, equal to either an alternate base rate or an adjusted LIBO rate, plus an applicable margin percentage. The applicable margin percentage was initially equal to 1.50% for alternate base rate loans or 2.50% for adjusted LIBO rate revolving loans. On July 31, 2004, the credit agreement was amended and the applicable margin percentage decreased to 1.25% for alternate base rate loans or 2.25% for adjusted LIBO rate loans.
On June 15, 2005, we completed a technical amendment to our credit agreement to provide certain definitional changes in the debt covenant calculation to accommodate the asset relocations associated with the 2005 restructuring.
On December 19, 2005, the credit agreement was amended to adjust certain covenant ratios. The amendment raised the applicable margin percentage to 2.00% for alternate base rate loans and 3.00% for adjusted LIBO rate loans.
Polypore used cash generated from operations to make optional prepayments on the term loans of $20,000,000 and $25,000,000 on September 30, 2005 and March  1, 2005, respectively. In accordance with the credit agreement, the prepayments were applied first to the quarterly principal payments due for the next twelve months and second, pro rata against the remaining scheduled principal payments. After giving

Polypore International, Inc.
Notes to consolidated financial statements (continued)

7.	Debt (continued)
effect to the prepayments, the term loans will require quarterly payments of principal at the end of each fiscal quarter beginning on December 29, 2006. At January 1, 2005, the optional prepayment made on March 1, 2005 was classified as a current liability and the current portion of debt was adjusted to reflect the impact of the optional prepayment in the accompanying consolidated balance sheet.
Polypore’s immediate parent, PP Holding Corporation, and Polypore’s domestic subsidiaries guarantee indebtedness under the credit agreement. Substantially all assets of Polypore and its domestic subsidiaries and a first priority pledge of 66% of the voting capital stock of its foreign subsidiaries secure indebtedness under the credit agreement. The senior secured credit agreement is subject to covenants customary for financings of this type, including maximum leverage ratio, minimum interest coverage ratio and limitations on capital spending. Polypore may not pay dividends on its common stock. Polypore was in compliance with all financial covenants as of December 31, 2005.
In connection with the Transactions, Polypore issued $225,000,000 8.75% senior subordinated dollar notes due 2012 and € 150,000,000 8.75% senior subordinated euro notes due 2012 (collectively, the “Notes”). Interest is payable semi-annually on May 15 and November 15. The Notes are subordinated to all our existing and future senior debt, rank equally with all our other senior subordinated debt and rank senior to all our existing and future subordinated debt. Polypore and its domestic subsidiaries, subject to certain exceptions, guarantee the Notes.
On October 18, 2004, the Company issued $300,000,000 10.5% senior discount notes due 2012 with net proceeds of $200,190,000. The net proceeds from the issuance of the discount notes were used to redeem the Series A nonconvertible preferred stock for $150,000,000 and pay a dividend to the common shareholders of $47,190,000.
Prior to October 1, 2008, interest accrues on the notes in the form of an increase in the accreted value of the discount notes. The accreted value of the notes will increase from the date of issuance until October 1, 2008 at a rate of 10.5% per annum, reflecting the accrual of non-cash interest, such that the accreted value will equal the principal amount at maturity of $300,000,000 on October 1, 2008. Beginning on October 1, 2008, cash interest on the notes will accrue at a rate of 10.5% per annum and will be payable semi-annually beginning in April 2009. The notes will mature on October 1, 2012. The discount notes are senior unsecured obligations of the Company and are not guaranteed by Polypore and its subsidiaries. Polypore’s credit agreement and the indenture governing the 8.75% senior subordinated notes significantly restrict Polypore and its subsidiaries from paying dividends and otherwise transferring assets to the Company.
Minimum scheduled principal repayments of debt (undiscounted) are as follows:

(in thousands)

2005	$1,224
2006	3,948
2007	3,922
2008	3,865
2009	3,865
Thereafter	1,052,159

$1,068,983

8.	Commitments and Contingencies
Leases
The Company leases certain equipment and facilities under operating leases. Rent expense was $3,839,000 in 2005, $3,687,000 for the period from May 2, 2004 through January 1, 2005, $1,633,000 for the period from January 4, 2004 through May 1, 2004 and $3,962,000 in 2003.

Polypore International, Inc.
Notes to consolidated financial statements (continued)

8.	Commitments and Contingencies (continued)
In October 2004, the Company refinanced an existing operating lease for manufacturing equipment with a capital lease agreement. The lease agreement expires in February 2011 and has an early buyout option in October 2009. Assets recorded under the capital lease are included in property, plant and equipment. At December 31, 2005 and January 1, 2005, the cost of assets under capital lease was $8,823,000 and accumulated depreciation was $698,000 and $98,000, respectively. Amortization of assets under the capital lease is included in depreciation expense.
Future minimum capital and operating lease payments at December 31, 2005 are:

(in thousands)	Capital Leases	Operating Leases

2006	$1,604	$3,606
2007	1,604	671
2008	1,604	171
2009	1,604	36
2010	1,604	8
Thereafter	159	—

	8,179	$4,492

Less amounts representing interest	835

Present value of minimum lease payments	7,344
Less current portion	1,326

	$6,018

Raw Materials
The Company employs a global purchasing strategy to achieve pricing leverage on its purchases of major raw materials. Accordingly, the Company purchases the majority of each type of raw material from one primary supplier with additional suppliers having been qualified to supply the Company if an interruption in supply were to occur. The Company believes that alternative sources of raw materials are readily available and the loss of any particular supplier would not have a material impact on the results of the Company’s operations. However, the loss of raw material supply sources could, in the short term, adversely affect the Company’s business until alternative supply arrangements were secured.

Collective Bargaining Agreements
At December 31, 2005, the Company had approximately 1,800 employees worldwide. In the United States, approximately 250 employees are represented by labor unions which have entered into separate collective bargaining agreements with the Company.

Other
The Company is from time to time subject to various claims and other matters arising out of the normal conduct of business. The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional information that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company believes that based on present information, it is unlikely that a liability, if any, exists that would have a materially adverse effect on the consolidated operating results, financial position or cash flows of the Company.

Polypore International, Inc.
Notes to consolidated financial statements (continued)

9.	Income Taxes
Significant components of deferred tax assets and liabilities consist of:

(in thousands)	December 31, 2005	January 1, 2005

Deferred tax assets:
Pension and postretirement benefits	$17,666	$14,820
Vacation pay	603	523
Foreign tax credits	1,850	6,288
State tax credits	941	944
Net operating loss carryforwards	6,220	2,701
Environmental reserve	4,546	3,718
Interest expense	9,201	3,811
Other	4,294	3,410

Total deferred tax assets	45,321	36,215
Valuation allowance	(4,037)	(2,245)

Net deferred tax assets	41,284	33,970
Deferred tax liabilities:
Property, plant and equipment	(94,315)	(100,968)
Intangibles	(68,731)	(80,982)
Other	(3,329)	(5,660)

Total deferred tax liabilities	(166,375)	(187,610)

Net deferred taxes	$(125,091)	$(153,640)

The valuation allowance increased approximately $1,792,000 in 2005.
Deferred taxes are reflected in the consolidated balance sheet as follows:

(in thousands)	December 31, 2005	January 1, 2005

Current deferred tax asset	$410	$7,954
Non-current deferred tax liability	(125,501)	(161,594)

Net deferred taxes	$(125,091)	$(153,640)

For financial reporting purposes, income (loss) before income taxes includes the following components:

	Successor		Predecessor

		May 2, 2004	January 4, 2004
	Year ended	through	through	Year ended
(in thousands)	December 31, 2005	January 1, 2005	May 1, 2004	January 3, 2004

Pretax income (loss):
United States	$(37,652)	$(28,293)	$22,706	$27,918
Foreign	26,084	375	17,812	36,176

	$(11,568)	$(27,918)	$40,518	$64,094

Polypore International, Inc.
Notes to consolidated financial statements (continued)

9.	Income Taxes (continued)
Income tax expense (benefit) consisted of the following:

	Successor		Predecessor

		May 2, 2004	January 4, 2004
	Year ended	through	through	Year ended
(in thousands)	December 31, 2005	January 1, 2005	May 1, 2004	January 3, 2004

Current:
U.S. taxes on domestic income	$(721)	$(12,071)	$10,805	$4,854
Foreign taxes	9,692	(2,449)	4,960	15,769

Total current	8,971	(14,520)	15,765	20,623
Deferred:
U.S. taxes on domestic income	(13,234)	3,736	(3,145)	2,777
Foreign taxes	(4,363)	2,131	1,065	(4,619)

Total deferred	(17,597)	5,867	$(2,080)	(1,842)

	$(8,626)	$(8,653)	$13,685	$18,781

The Company has German net operating loss carryforwards of approximately $7,957,000. The carryforwards in Germany do not expire but are subject to certain limitations in their use. The Company generated net operating loss carryforwards at its Austrian facility during 2005 of approximately $2,760,000. The carryforwards in Austria do not expire but are subject to certain limitations in their use. Since the Company has closed its facility in Austria, a full valuation allowance has been provided for these carryforwards. The Company generated net operating loss carryforwards in the United States during 2005 of approximately $8,371,000 that expire in 2026.
Income taxes at the Company’s effective tax rate differed from income taxes at the statutory rate as follows:

	Successor		Predecessor

		May 2, 2004	January 4, 2004
	Year ended	through	through	Year ended
(in thousands)	December 31, 2005	January 1, 2005	May 1, 2004	January 3, 2004

Computed income taxes at the expected statutory rate	$(4,049)	$(9,771)	$14,181	$22,433
In process research and development	—	1,953	—	—
Extraterritorial income exclusion	(1,300)	(1,256)	(688)	(1,607)
State and local taxes	(1,562)	(1,082)	681	756
Foreign taxes	(4,654)	584	(1,306)	(1,616)
Subpart F income inclusion	337	—	—	—
Interest expense disallowed	1,154	—	—	—
Valuation allowance	1,792	256	—	—
Other	(344)	663	817	(1,185)

Income tax provision (benefit)	$(8,626)	$(8,653)	$13,685	$18,781

Income tax expense recorded in the financial statements differs from the Federal statutory income tax rate due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, certain export sales which are excluded from taxable income and various changes in estimates of permanent differences and valuation allowances.

Polypore International, Inc.
Notes to consolidated financial statements (continued)

9.	Income Taxes (continued)
Taxes have been provided on earnings distributed and expected to be distributed by the Company’s foreign subsidiaries. All other foreign earnings are undistributed and considered to be indefinitely reinvested and, accordingly, no provision for U.S. Federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculations; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability.
The Company has entered into an agreement with the Board of Investment in Thailand under which the Company’s Thailand subsidiary is exempt from that country’s corporate income tax on income derived from manufacturing activities. Subject to certain limitations, this agreement provides for 100% of the Company’s income from manufacturing activities in Thailand to be tax-free through 2010 and 50% of the income to be tax-free for another five years. The benefit recognized from this tax holiday in 2005 was approximately $1,600,000.
Although the outcome of tax audits is uncertain, management believes that adequate provisions for income taxes have been made for potential liabilities resulting from such matters. As of the year ended December 31, 2005, the Company has total provisions of approximately $6,300,000 for uncertain tax positions, as compared to $522,000 as of January 1, 2005. Management is not aware of any issues for open tax years that upon final resolution are expected to have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial position.
The American Jobs Creation Act (the “Act”) was enacted on October 22, 2004. The Act contains a temporary provision that encourages companies to repatriate foreign earnings and a deduction from federal taxable income related to certain qualifying domestic production manufacturing activities. The Company has elected not to repatriate any amounts under this provision. In order to claim the qualified production activities deduction, the Company must have taxable income in the U.S. In 2005, the Company had a net operating loss in the U.S. and was not able to benefit from the deduction. The provision will benefit the Company in future years to the extent taxable income is generated in the U.S.

Polypore International, Inc.
Notes to consolidated financial statements (continued)

10.	Employee Benefit Plans
Pension and Other Postretirement Benefits
The Company and its subsidiaries sponsor multiple defined benefit pension plans, which are substantially based at subsidiaries outside of the U.S., and an other postretirement benefit plan based in the U.S.

	Pension Plans

	Successor		Predecessor

(in thousands)	December 31, 2005	January 1, 2005	May 1, 2004

Change in Benefit Obligation
Benefit obligation at beginning of period	$(68,375)	$(56,786)	$(58,022)
Service cost	(3,039)	(1,708)	(604)
Interest cost	(3,221)	(2,144)	(891)
Plan amendments	(182)	—	—
Actuarial gain	(11,052)	(1,085)	(516)
Benefit payments	1,529	915	453
Foreign currency translation and other	9,226	(7,567)	2,794

Projected benefit obligation at end of period	(75,114)	(68,375)	(56,786)
Change in Plan Assets
Fair value of plan assets at beginning of period	21,648	17,672	17,723
Actual return on plan assets	1,269	1,175	583
Company contributions	990	844	217
Benefit payments	(970)	(289)	(143)
Foreign currency translation and other	(2,681)	2,246	(708)

Fair value of plan assets at end of period	20,256	21,648	17,672
Funded Status
Funded status at end of period	(54,858)	(46,727)	(39,114)
Unrecognized net actuarial loss	10,931	—	223
Foreign currency translation	—	—	(135)
Unrecognized prior service cost	182	—	(707)
Unrecognized net loss	—	—	5,030

Net amount recognized	$(43,745)	$(46,727)	$(34,703)

Polypore International, Inc.
Notes to consolidated financial statements (continued)

10.	Employee Benefit Plans (continued)

	Other Postretirement Benefits

	Successor	Predecessor

(in thousands)	December 31, 2005	January 1, 2005	May 1, 2004

Change in Benefit Obligation
Benefit obligation at beginning of period	$(1,925)	$(1,843)	$(1,851)
Service cost	(31)	(19)	(9)
Interest cost	(114)	(77)	(38)
Plan amendments	—	—	—
Participant contributions	(40)	(28)	(14)
Actuarial gain/(loss)	(29)	(236)	12
Benefit payments	150	115	57
Other	—	163	—

Projected benefit obligation at end of period	(1,989)	(1,925)	(1,843)
Change in Plan Assets
Company contributions	110	87	43
Participant contributions	40	28	14
Benefit payments	(150)	(115)	(57)

Fair value of plan assets at end of period	—	—	—
Funded Status
Funded status at end of period	(1,989)	(1,925)	(1,843)
Unrecognized prior service cost	—	—	332
Unrecognized net loss	105	—	236

Net amount recognized	$(1,884)	$(1,925)	$(1,275)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Plans		Other Postretirement Benefits

(in thousands)	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005

Accrued benefit cost	$(43,745)	$(46,727)	$(1,884)	$(1,925)
Accumulated other comprehensive income (loss)	(5,757)	—	—	—

Net amount recognized	$(49,502)	$(46,727)	$(1,884)	$(1,925)

The 2005 actuarial loss was impacted by the decrease in the discount rates used in our foreign plans.
The accumulated benefit obligation for all defined benefit pension plans was $69,129,000 at December 31, 2005.
In 2006, the Company expects to contribute $609,000 and $207,000 to its pension and other postretirement benefit plans, respectively.

Polypore International, Inc.
Notes to consolidated financial statements (continued)

10.	Employee Benefit Plans (continued)
The following table provides the components of net periodic benefit cost:

	Pension Plans

	Successor		Predecessor

	Year ended	May 2, 2004	January 4, 2004	Year ended
	December 31,	through	through	January 3,
(in thousands)	2005	January 1, 2005	May 1, 2004	2004

Service cost	$3,039	$1,708	$604	$1,824
Interest cost	3,221	2,144	891	2,607
Expected return on plan assets	(803)	(589)	(261)	(866)
Amortization of prior service cost	—	—	57	178
Recognized net actuarial loss	35	8	48	273

Net periodic benefit cost	$5,492	$3,271	$1,339	$4,016

	Other Postretirement Benefits

	Successor		Predecessor

	Year ended	May 2, 2004	January 4, 2004	Year ended
	December 31,	through	through	January 3,
(in thousands)	2005	January 1, 2005	May 1, 2004	2004

Service cost	$31	$19	$9	$—
Interest cost	114	77	38	122
Amortization of prior service cost	—	—	(15)	(6)
Recognized net actuarial loss (gain)	8	—	1	(261)

Net periodic benefit cost (income)	$153	$96	$33	$(145)

Assumptions used to determine the benefit obligation and net periodic benefit costs consist of:

			Other Postretirement
			Benefits
	Pension Plans
			December 31,	January 1,
Assumptions as of the end of Year	December 31, 2005	January 1, 2005	2005	2005

Discount rate	2.95% - 5.75%	2.19% - 6.07%	6.50%	6.50%
Expected return on plan assets	4.00% - 8.00%	6.00% - 8.00%	N/A	N/A
Rate of compensation increase	2.00% - 3.50%	2.00% - 4.00%	N/A	N/A
Increase in pension payments	2.00%	2.00%	N/A	N/A
Weighted average discount rate	4.23%	5.07%	N/A	N/A

The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate for the medical plan) is 10% for 2005, and is assumed to trend down to 6% by 2009 and thereafter. The health care cost trend rate assumption has a significant effect on the amount of the obligation and periodic cost reported.
The Company’s pension plan assets are invested to obtain a reasonable long-term rate of return at an acceptable level of investment risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. Investment risk is measured and monitored on an ongoing basis through periodic investment portfolio reviews, liability measurements and asset/liability studies. The Company’s expected return on plan assets is based on historical market data for each asset class.

Polypore International, Inc.
Notes to consolidated financial statements (continued)

10.	Employee Benefit Plans (continued)
The assets in the pension plans are diversified across equity and fixed income investments. The investment portfolio has target allocations of approximately 35% equity and 65% fixed income for the foreign plans and approximately 19% equity and 81% fixed income for the domestic plan.
A one-percentage-point change in the health care trend rates would have the following effects:

	1%	1%
(in thousands)	Increase	Decrease

Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$734	$(716)
Effect on the health care component of the accumulated postretirement benefit obligation	$7,967	$(7,813)

The estimated future benefit payments expected to be paid for each of the next five years and the sum of payments expected for the next five years thereafter are:

		Other
		Postretirement
(in thousands)	Pension Plans	Benefits

2006	$2,842	$207
2007	1,936	65
2008	2,065	119
2009	2,325	95
2010	2,689	44
2011-2015	16,080	475

The Company sponsors a 401(k) plan for U.S. salaried employees. Salaried employees are eligible to participate in the plan on January 1, April 1, July 1 or October 1 after their date of employment. Under the plan, employer contributions are defined as 5% of a participant’s base salary plus a matching of employee contributions allowing for a maximum matching contribution of 3% of a participant’s earnings. The cost of the plan recognized as expense was $1,585,000 in 2005, $769,000 for the period from May 2, 2004 through January 1, 2005, $382,000 for the period from January 4, 2004 through May 1, 2004 and $1,647,000 in 2003.
In accordance with collective bargaining agreements, the Company sponsors a 401(k) plan for U.S. hourly employees subject to such agreements. Depending on the applicable collective bargaining agreement, employer basic contributions are defined as 2% or 3.25% of a participant’s base earnings plus a matching of employee contributions allowing for a maximum matching contribution of 2.25% or 2.50% of a participant’s earnings. The Company also makes a separate contribution for employees hired prior to January 1, 2000 and who are not eligible for the postretirement benefit plan. The cost of the plan recognized as expense was $569,000 in 2005, $360,000 for the period from May 2, 2004 through January 1, 2005, $156,000 for the period from January 4, 2004 through May 1, 2004 and $535,000 in 2003.
Post Employment Benefits
The Company provides post employment benefits at its German subsidiary under the ATZ early retirement program. The ATZ program allows older workers to stop working before they reach retirement age and receive a reduced salary and certain benefits until they reach retirement age. The Company accounts for benefits provided under the ATZ program in accordance with FASB Statement No. 112, Employers’ Accounting for Post Employment Benefits (“FAS 112”). As discussed in Note 2, the Company will adopt EITF No. 05-5, Accounting for Early Retirement or Postemployment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements), effective January 1, 2006.

Polypore International, Inc.
Notes to consolidated financial statements (continued)

11.	Segment Information
The Company’s operations are principally managed on a products basis and are comprised of two reportable segments: Energy Storage and Separations Media. The Energy Storage segment produces and markets membranes that provide the critical function of separating the cathode and anode in a variety of battery markets, including lithium, industrial and transportation applications. The Separations Media segment produces and markets membranes used as the high technology filtration element in various medical and industrial applications.
The Company evaluates the performance of segments and allocates resources to segments based on operating income before interest, income taxes, depreciation and amortization. In addition, we evaluate business segment performance before business restructuring charges and the impact of non-recurring costs, such as the purchase accounting adjustments related to the write-off of in process research and development costs and the impact of the revaluation of inventory. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Polypore International, Inc.
Notes to consolidated financial statements (continued)

11.	Segment Information (continued)
Financial information relating to the reportable operating segments is presented below:

	Successor		Predecessor

		May 2, 2004	January 4, 2004
	Year Ended	through	through	Year Ended
(in thousands)	December 31, 2005	January 1, 2005	May 1, 2004	January 3, 2004

Net sales to external customers:
Energy storage	$309,401	$213,411	$119,436	$295,256
Separations media	123,103	97,678	59,837	145,820

Total net sales to external customers	$423,504	$311,089	$179,273	$441,076

Operating income:
Energy storage	$62,914	$42,148	$35,146	$64,490
Separations media	13,186	15,794	10,580	21,271
Corporate	(1,405)	(2,162)	—	—

Segment operating income	74,695	55,780	45,726	85,761
Business restructuring	(8,693)	(15,687)	—	—
In-process research and development	—	(5,250)	—	—
Inventory purchase accounting	—	(19,007)	—	—

Total operating income	66,002	15,836	45,726	85,761
Reconciling items:
Interest expense	81,988	42,098	6,048	21,521
Other	(4,418)	1,656	(840)	146

Total consolidated income (loss) before income taxes	$(11,568)	$(27,918)	$40,518	$64,094

Depreciation and amortization:
Energy storage	$31,694	$19,223	$7,208	$18,616
Separations media	22,405	14,514	8,009	20,077

Total depreciation and amortization	$54,099	$33,737	$15,217	$38,693

Capital expenditures:
Energy storage	$6,293	$6,255	$3,289	$14,434
Separations media	6,724	3,627	2,208	19,363

Total capital expenditures	$13,017	$9,882	$5,497	$33,797

(in thousands)	December 31, 2005

		January 1,
		2005

Assets:
Energy storage	$828,281	$912,893
Separations media	499,156	543,770
Corporate assets	37,139	34,107

Total assets	$1,364,576	$1,490,770

Polypore International, Inc.
Notes to consolidated financial statements (continued)

11.	Segment Information (continued)
Net sales by geographic location, based on the country from which the product is shipped, were as follows:

	Successor		Predecessor

		May 2, 2004	January 4, 2004
	Year ended	through	through	Year ended
(in thousands)	December 31, 2005	January 1, 2005	May 1, 2004	January 3, 2004

Net sales to unaffiliated customers:
United States	$159,822	$125,134	$76,230	$181,655
Germany	121,360	94,465	59,972	145,820
France	64,450	40,734	18,959	53,402
Other	86,872	50,756	24,112	60,199

Total	$432,504	$311,089	$179,273	$441,076

Property, plant and equipment by geographic location were as follows:

(in thousands)	December 31, 2005	January 1, 2005

United States	$106,981	$113,006
Germany	184,150	228,191
France	19,853	24,018
Other	59,887	70,134

Total	$370,871	$435,349

12.	Preferred Stock
The capital structure of the Company includes 1,500 shares of Series A nonconvertible preferred stock (“Preferred Stock”). The holders of the Preferred Stock do not receive dividends. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Preferred Stock are entitled to receive a per share amount in cash equal to the stated value ($100,000) before any payments are made to the holders of common stock. The Company has the option to redeem shares of the Preferred Stock at a price per share equal to the stated value as of the date of such redemption.
On October 18, 2004, the Company used a portion of the proceeds from the issuance of 10.5% senior discount notes to redeem the Preferred Stock at its stated value of $150,000,000.
The capital structure of the Predecessor included redeemable preferred stock. As discussed in Note 1, on May 13, 2004, the acquisition of Polypore by the Company resulted in a change in ownership requiring the redemption of all outstanding shares of redeemable preferred stock. At the date of the Transactions, 14,000 shares of Class A Redeemable Preferred Stock were outstanding and were redeemed for $14,000,000 (the stated liquidation value of $1,000 per share) plus cumulative dividends payable of $2,645,000.

Polypore International, Inc.
Notes to consolidated financial statements (continued)

12.	Preferred Stock (continued)
Redeemable preferred stock activity during 2004 and 2003 consisted of:

	Successor	Predecessor

	May 2, 2004	January 4, 2004
	through	through May 1,	Year ended
(in thousands)	January 1, 2005	2004	January 3, 2004

Balance at beginning of period	$16,645	$16,221	$14,961
Redemption of redeemable preferred stock	(16,645)	—	—
Dividends earned	—	424	1,260
Dividends paid	—	—	—

Balance at end of period	$—	$16,645	$16,221

13.	Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) were as follows:

(in thousands)	December 31, 2005	January 1, 2005

Foreign currency translation adjustment	$(5,934)	$696
Minimum pension liability	(3,453)	—

Total accumulated other comprehensive income (loss)	$(9,387)	$696

14.	Quarterly Results of Operations (Unaudited)

	Successor

	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Year ended December 31, 2005
Net sales	$112,498	$112,614	$105,764	$101,628
Gross profit	38,889	40,509	31,448	39,388
Net income (loss)	1,641	(1,915)	(2,308)	(360)
Net income (loss) per common share — basic and diluted	$9.57	$(11.17)	$(13.46)	$(2.10)

	Predecessor		Successor

		April 3, 2004	May 2, 2004
	First	through	through	Third	Fourth
(in thousands, except per share data)	Quarter	May 1, 2004	July 3, 2004	Quarter	Quarter

Year ended January 1, 2005
Net sales	$140,120	$39,153	$88,729	$117,496	$104,864
Gross profit	53,859	15,248	30,579	25,663	28,929
Net income (loss)	20,738	6,095	2,641	(12,436)	(9,470)
Net income (loss) per common share — basic and diluted	$131.64	$38.65	$15.46	$(72.55)	$(55.24)

During the period from May 2, 2004 through July 3, 2004, the Company incurred non-recurring costs of $5,250,000 for the write-off of in-process research and development costs and $8,490,000 for the sale of inventory that was revalued in connection with the application of purchase accounting for the Transactions. These adjustments, net of applicable income taxes, resulted in a decrease in net income for the period of $10,936,000 ($63.80 per share).

Polypore International, Inc.
Notes to consolidated financial statements (continued)

14.	Quarterly Results of Operations (Unaudited) (continued)
During the third quarter of 2004, the Company incurred non-recurring costs of $10,517,000 for the sale of inventory that was revalued in connection with the application of purchase accounting for the Transactions and $15,687,000 for the business restructuring. These adjustments, net of applicable income taxes, resulted in a decrease in net income for the quarter of $15,466,000 ($90.22 per share).
During the fourth quarter of 2004, the purchase price allocation for property, plant and equipment and intangibles was finalized and preliminary estimates of the fair value were adjusted. As a result, the Company recorded increased depreciation and amortization of $3,122,000. This adjustment, net of applicable income taxes, resulted in a decrease in fourth quarter net income of $2,151,000 ($12.55 per share). Quarterly results for the previous quarters of 2004 were not restated to reflect this adjustment.

15.	Related Party Transactions
Polypore’s German subsidiary has equity investments in two companies that provide patent, trademark and research services for the Company. The investments represent approximately 25% ownership in each of the firms and are accounted for by the equity method of accounting. The Company’s equity investment account balance was $150,000 and $154,000 at December 31, 2005 and January 1, 2005, respectively. Charges from the affiliates for work performed were $1,407,000 in 2005, $474,000 for the period from May 2, 2004 through January 1, 2005, $523,000 for the period from January 4, 2004 through May 1, 2004 and $756,000 in 2003. The Company has amounts due to the affiliates of approximately $84,000 and $357,000 at December 31, 2005 and January 1, 2005, respectively.
Polypore’s corporate headquarters were housed in space leased by a former shareholder of Polypore from an affiliate of the former shareholder. A portion of the lease payments and other expenses, primarily insurance and allocated other direct costs, were charged to Polypore. Charges from the affiliate were $165,000 for the period from January 4, 2004 through May 1, 2004 and $2,267,000 in 2003. Subsequent to the Transactions, Polypore entered into a transition services agreement with the affiliate of the former shareholder that expired in April 2005. Charges from the former affiliate under the transition services agreement were $32,000 in 2005 and $477,000 for the period from May 2, 2004 through January 1, 2005. At January 3, 2004, Polypore had amounts due from the affiliate of approximately $5,212,000. The amounts due from the affiliate were paid to the Company in connection with the Transactions described in Note 1.

16.	Stock Option and Stock Incentive Plan
In connection with the Transactions, the Company adopted the Polypore International, Inc. 2004 Stock Option Plan (“2004 Plan”). As of December 31, 2005, there were 8,968 shares of the Company’s common stock reserved for issuance upon the exercise of stock options under the 2004 Plan. All options granted have 10-year terms, vest and become fully exercisable through 2008 upon satisfaction of certain performance criteria. In addition, all or a portion of the options will vest upon a change in control, as defined under the plan. Stock options are issued at a price not less than the fair market value on the grant date.

Polypore International, Inc.
Notes to consolidated financial statements (continued)

16.	Stock Option and Stock Incentive Plan (continued)
The Company accounts for stock options under the fair value method as defined in SFAS No. 123. The fair value of each stock option granted under the 2004 Plan was estimated on the date of grant based on the Black-Scholes option pricing model with the following weighted-average assumptions:

	Weighted Average
	Assumptions

	2005	2004

Weighted-average expected life (years)	4.00	5.00
Risk free interest rate	3.86%	3.96%
Expected volatility	20.00%	20.00%
Dividend yield	—%	—%

During 2005, the exercise price of the stock options outstanding on October 18, 2004 was decreased from $1,000 to $725 per share to reflect the change in fair value of the Company’s common stock as a result of the redemption of the Series A nonconvertible preferred stock and payment of a common stock dividend on October 18, 2004. Because the adjustment of the exercise price did not result in any incremental difference in fair value of the options, no additional compensation expense was recognized.
A summary of the Company’s stock option activity, as adjusted for the change in exercise prices of the options issued in 2004, and related information is as follows:

	2005		2004

		Weighted-		Weighted-
	Options	Average Exercise	Options	Average Exercise
	(000’s)	Price	(000’s)	Price

Outstanding at beginning of year	4,501	$725	—	$—
Granted	4,402	874	4,501	725
Forfeited	(162)	725	—	—

Outstanding at end of year	8,741	800	4,501	725

Exercisable at end of year	1,497	831	—	—
Weighted average grant date fair value of options granted during the year		874		725

Exercise prices for options outstanding at December 31, 2005 ranged from $725 to $875. The weighted average remaining contractual life of those options is 9.0 years.
Compensation expense related to the stock options was $456,000 in 2005 and $239,000 for the period from May 2, 2004 through January 1, 2005.

17.	Environmental Matters
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
In connection with the Transactions, the Company identified a potential enforcement issue with the United States Environmental Protection Agency (“EPA”). The Company received a Finding of Violation

Polypore International, Inc.
Notes to consolidated financial statements (continued)

17.	Environmental Matters (continued)
(“FOV”) dated March 28, 2005 from the EPA alleging a noncompliance with the Title V Air Operating Permit at its Corydon, Indiana facility relating to the control of fugitive emissions at the facility. The Company recorded its best estimate of potential penalties through adjustment to the allocation of purchase price. Subsequent to December 31, 2005, the Company reached a tentative agreement with the EPA that is consistent with the Company’s original estimate. The agreement with the EPA will be final upon receipt and signature by the EPA.
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
The Company has indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel (“Akzo”), the prior owner of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. The Akzo agreement provides indemnification of claims through December 2007, with the indemnification percentage decreasing each year during the coverage period. Through December 2003, Akzo pays 75% of any approved claim. After that, Akzo pays 65% of claims reported through December 2006 and 50% of claims reported through December 2007. Claims indemnified through the Akzo agreement are subject to an aggregate 2,000,000 Euro deductible which has been met. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. At December 31, 2005, amounts receivable under the indemnification agreement were $17,369,000.

18.	Business Restructuring
2005 Restructuring Plan
In order to better accommodate customer growth and related demand for both lead-acid and lithium battery separators in the greater Asian market, the Company’s Energy Storage segment is transferring certain assets from Europe and the United States to its facilities in Thailand and China. The capacity realignment plan includes the closure of the Company’s facility in Feistritz, Austria, the downsizing of its Norderstedt, Germany facility and the relocation of certain assets from these two plants to the Company’s facilities in Prachinburi, Thailand. Additionally, finishing equipment from the Company’s facility in Charlotte, North Carolina was relocated to its facility in Shanghai, China. The total cost of the realignment plan is expected to be approximately $8,168,000, of which $6,853,000 has been recognized in 2005 and the remaining costs are expected to be recognized in 2006. In addition to the benefit of realigning capacity with market growth, we expect to realize costs savings, a portion of which will be

Polypore International, Inc.
Notes to consolidated financial statements (continued)

18.	Business Restructuring (continued)
realized in 2006 with the full impact expected to be realized in 2007. The timing and scope of these restructuring measures are subject to change as the Company further evaluates its business needs and costs.
As part of the realignment plan, the Company announced on June 16, 2005 layoffs of 110 employees at its Feistritz, Austria, Norderstedt, Germany and Charlotte, North Carolina facilities. The total cost of the employee layoffs and ATZ early retirement program of approximately $4,890,000 was recognized in 2005.
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
The Company estimates that other costs, including disassembly, moving, and legal expenses, will be approximately $2,000,000, of which $685,000 has been incurred in 2005. These remaining costs will be recognized as incurred in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”).
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
On September 3, 2004, the Company announced a layoff of approximately 200 employees at its Wuppertal, Germany facility. The Company recorded a charge for severance and benefit costs related to the employee layoffs of $13,899,000 during the year ended January 1, 2005. A portion of the cost savings relating to the layoffs was realized during fiscal 2005 with the full benefit to be realized during 2006. In connection with a customer’s outsourcing of its dialyzer production, the Company also recorded a charge for raw materials, a portion of which the Company was obligated to purchase under an existing purchase commitment, of $1,788,000 in cost of goods sold during the year ended January 1, 2005. The Company received a portion of the inventory due under the commitment during 2005 and expects to receive the remainder in 2006. Finally, in connection with the relocation of its research and development operations, the Company expects to record a charge to earnings of approximately $2,600,000, of which $2,128,000 was incurred during 2005 and the remainder is expected to occur in 2006.

Polypore International, Inc.
Notes to consolidated financial statements (continued)

18.	Business Restructuring (continued)
Restructuring activity during 2005 consists of:

	Balance at				Foreign	Balance at
	January 1,	Restructuring	Non-cash	Cash	Currency	December 31,
(in thousands)	2005	Charges	Charges	Payments	Translation	2005

2005 Restructuring Plan:
Severance and benefit costs	$—	$4,890	$—	$(3,178)	$(206)	$1,506
Asset disposals and impairments	—	1,278	(1,278)	—	—	—
Other	—	685	—	(685)	—	—

	—	6,853	(1,278)	(3,863)	(206)	1,506
2004 Restructuring Plan:
Severance and benefit costs	14,944	(112)	—	(9,679)	(1,084)	4,069
Raw materials	1,256	(176)	—	(911)	(137)	32
Other	—	2,128	—	(1,852)	(11)	265

	16,200	1,840	—	(12,442)	(1,232)	4,366

Total	$16,200	$8,693	$(1,278)	$(16,305)	$(1,438)	$5,872

Restructuring activity during 2004 was as follows:

				Foreign	Balance at
	Restructuring	Non-cash	Cash	Currency	January 1,
(in thousands)	Charges	Charges	Payments	Translation	2005

2004 Restructuring Plan:
Severance and benefit costs	$13,899	$—	$(389)	$1,434	$14,944
Raw materials	1,788	(651)	—	119	1,256

Total	$15,687	$(651)	$(389)	$1,553	$16,200

The Company expects to make payments against the restructuring reserve of approximately $5,150,000 in 2006, with the remaining payments expected to be made in 2007 and 2008.
The current portion of the reserve for business restructuring costs is recorded in accrued liabilities and the non-current portion is recorded in other non-current liabilities.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
As of December 31, 2005, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) or 15d-15(e) promulgated under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective, as of December 31, 2005, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
During the Company’s fourth fiscal quarter of 2005, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
Not applicable.
Part III

Item 10.	Directors and Executive Officers of the Registrant
The following table sets forth certain information concerning our executive officers and directors:

Name	Age	Position

Robert B. Toth	45	President, Chief Executive Officer and Director
Lynn Amos	40	Chief Financial Officer, Treasurer and Secretary
Stefan Geyler	49	Vice President & General Manager, Membrana GmbH
Brad Reed	47	Vice President & General Manager, Celgard LLC
Pierre Hauswald	52	Vice President & General Manager, Daramic LLC
Michael Graff	53	Chairman of the Board of Directors
Frank Nasisi	66	Vice Chairman of the Board of Directors
David A. Barr	41	Director
Kevin Kruse	35	Director

Robert B. Toth became our President, Chief Executive Officer and a director on July 6, 2005. Mr. Toth previously was Chief Executive Officer and President of CP Kelco ApS, a leading global manufacturer of hydrocolloids, with more than 2,000 customers in over 100 countries and facilities in North America, Europe, Asia and Latin America. Prior to joining CP Kelco in June of 2001, he spent 19 years at Monsanto and Solutia Inc. in roles of increasing responsibility, most recently as Vice President and General Manager of the Resins and Additives division of Solutia.
Lynn Amos has served as our Chief Financial Officer since February 2002. Prior to his current role, Mr. Amos served as Director of Corporate Development and Corporate Controller at The InterTech Group since joining us in 1998. In these roles, Mr. Amos was directly involved in our financial and acquisition activities. Prior to joining The InterTech Group, Mr. Amos worked in a variety of financial roles at Umbro International, Reeves Industries, Inc. and Price Waterhouse. Mr. Amos holds a B.S. Degree from Western Carolina University and is a Certified Public Accountant.
Stefan Geyler has served as General Manager of Membrana GmbH since September 2002. Mr. Geyler has held various roles since joining Membrana GmbH in 1990, which include Area Sales Manager, Sales and

Marketing Manager, Head of Sub-Business Unit Dialysis, and Vice President of Operations. Mr. Geyler graduated from the University of Mainz (Mainz, Germany).
Brad Reed has served as Vice President/ General Manager of Celgard, LLC since March 2000 where he has global business responsibility for Celgard, LLC. Prior to March 2000, he held several management positions of increasing responsibility in the Liqui-Cel® Membrane Contactor and CELGARD® Hollow Fiber product line areas. Mr. Reed has worked in the business currently known as Celgard, LLC since 1988 after working for both Dow Chemical and Lithium Corporation. Mr. Reed holds a B.S. Degree in Chemical Engineering from Clemson University.
Pierre Hauswald has served as Vice President & General Manager of Daramic, LLC since June 2004. Since joining Daramic, LLC in 1981, he has held several management positions of increasing responsibility, which included Quality Control Manager, Site Manager, Worldwide Manufacturing Manager and Vice President of Manufacturing and Engineering. Mr. Hauswald graduated from the Institut National des Sciences Appliques in Lyon as a Diplomed Engineer in Chemistry and Macro-molecules.
Michael Graff became Chairman of our board of directors in connection with the closing of the Transactions. Mr. Graff has served as a managing director of Warburg Pincus LLC since October 2003 and has served as an advisor to Warburg Pincus LLC since July 2002. Prior to working with Warburg Pincus LLC, Mr. Graff spent six years with Bombardier, first as President of Business Aircraft and later as President and Chief Operating Officer of Bombardier Aerospace Group. Prior to joining Bombardier, Mr. Graff spent 15 years with McKinsey & Company, Inc., a management consulting firm, as a partner in the New York, London, and Pittsburgh offices. Mr. Graff is a director of TransDigm Group, Inc. and Builders FirstSource, Inc. Mr. Graff received an A.B. Degree in economics from Harvard College and an M.S. in Management from M.I.T.
Frank Nasisi became our Vice Chairman of the board of directors on July 6, 2005. Mr. Nasisi became our President, Chief Executive Officer and a director effective upon the closing of the Transactions and retired from his position as the Company’s Chief Executive Officer and President effective July 6, 2005. From 1999 to the closing of the Transactions, Mr. Nasisi served as our Chief Operating Officer. From 1994 to 1999, Mr. Nasisi served as Vice President and General Manager. Prior to the acquisition of the Daramic® business in 1994, Mr. Nasisi held various positions with our predecessor subsidiary company including Worldwide Manufacturing Director. Mr. Nasisi served on the board of directors of Battery Council International, the worldwide trade group for battery suppliers. Mr. Nasisi holds a Degree in Mechanical and Civil Engineering from the Universita Messina (Messina, Italy).
David A. Barr became a director in connection with the closing of the Transactions. Mr. Barr has served as a member and managing director of Warburg Pincus LLC since January 2001. Prior to joining Warburg Pincus LLC, Mr. Barr was a managing director at Butler Capital where he focused on industrial leveraged buyout transactions for more than ten years. Mr. Barr is a director of TransDigm Group, Inc., Builders FirstSource, Inc., Eagle Family Foods, Inc. and Wellman, Inc. He holds a B.A. Degree in Economics from Wesleyan University and an MBA from Harvard Business School.
Kevin Kruse became a director in connection with the closing of the Transactions. Mr. Kruse has been a Managing Director of Warburg Pincus LLC since January 2006 and has been employed by Warburg Pincus LLC since February 2002. Prior to joining Warburg Pincus LLC, Mr. Kruse was employed by AEA Investors Inc. where he focused on private equity opportunities in industrial and consumer products companies. Before that, he was employed by Bain & Co., a management consulting firm. Mr. Kruse is a director of Knoll, Inc., TransDigm Group, Inc., Wellman, Inc. and Builders FirstSource, Inc. Mr. Kruse received an A.B. Degree in Government from Dartmouth College.
Term of executive officers and directors
Directors are elected at each annual meeting of our stockholders. We are wholly owned by Polypore International. Executive officers are appointed by the board of directors and serve at the discretion of the board of directors.
Code of Ethics
We are in the final stages of developing a code of ethics that is expected to be adopted by our Board of Directors during 2006.

Board composition
According to a stockholders’ agreement among the Company and our stockholders (see “Certain Relationships and Related Transactions” below), Warburg Pincus has the right to have certain individuals designated by it on our board of directors until we complete an initial public offering of our common stock in accordance with the rules promulgated by the SEC. Currently, Warburg Pincus has designated David Barr, Michael Graff and Kevin Kruse. See “Certain Relationships and Related Transactions” for more information about this stockholders’ agreement. Mr. Barr, Mr. Graff and Mr. Kruse are currently managing directors of Warburg Pincus LLC and partners of Warburg Pincus & Co., which is an affiliate of Warburg Pincus Private Equity VIII, L.P. and Warburg Pincus International Partners, L.P., our principal stockholders.
Board committees
Our board of directors has an audit committee and a compensation committee.

Audit committee
The audit committee of our board of directors will appoint, determine the compensation for and supervise our independent auditors, review our internal accounting procedures, systems of internal controls and financial statements, review and approve the services provided by our internal and independent auditors, including the results and scope of their audit, and resolve disagreements between management and our independent auditors. Currently, the audit committee consists of Messrs. Graff and Kruse. Our board of directors has reviewed the qualifications and backgrounds of the members of the audit committee and determined that, although no one member of the audit committee is an “audit committee financial expert” within the meaning of the Rules under the Securities Exchange Act of 1934, the combined qualifications and experience of the members of the audit committee give the committee collectively the financial expertise necessary to discharge its responsibilities.

Compensation committee
The compensation committee of our board of directors will review and recommend to the board of directors the compensation and benefits of all of our executive officers, administer our equity incentive plans and establish and review general policies relating to compensation and benefits of our employees. Currently, the compensation committee consists of Messrs. Graff and Barr.

Item 11.	Executive Compensation
Compensation Committee Report
The compensation committee of our board of directors will review and recommend to the board of directors the compensation and benefits of all of our executive officers, administer our equity incentive plans and establish and review general policies relating to compensation and benefits of our employees. Currently, the compensation committee consists of Messrs. Graff and Barr.
The following is an explanation of the Company’s executive officer compensation program in effect for fiscal 2005.

2005 Executive Officer Compensation Program
The 2005 executive officer compensation program of Polypore, Inc. had two primary components: (i) base salary, and (ii) short-term incentives under the Polypore, Inc.’s executive bonus plan. In addition, certain executive officers are eligible to receive grants of stock options and other equity compensation through Polypore International’s 2004 Stock Option Plan and 2004 Stock Incentive Plan. Executive officers, including the Chief Executive Officer, were also eligible in fiscal 2005 to participate in various benefit plans similar to those provided to other employees of Polypore, Inc. The benefit plans are intended to provide a safety net of coverage for various events, such as death, disability and retirement.
Base salaries were generally established on the basis of non-quantitative factors such as positions of responsibility and authority, past experience, comparable market data and annual performance evaluations. They were targeted to be competitive principally in relation to similar positions in comparable companies.
Polypore, Inc.’s executive bonus plan established a potential bonus pool for the payment of bonuses to Company executive officers and other key personnel based on fiscal 2005 performance and operating results. In evaluating Company and individual performance, the Compensation Committee considered many relevant factors, including revenue growth, EBITDA, its assessment of management’s performance given prevailing market conditions, and individual evaluations by each executive officer’s superior. Awards of stock options under our 2004 Stock Option Plan and Stock Incentive Plan are based on a number of factors in the discretion of our Compensation Committee, including various subjective factors primarily relating to the responsibilities of the individual officers for, and contribution to, the Company’s operating results and their expected future contributions. For details concerning the grant of Polypore International stock options to the named executive officers, see “Executive Compensation — Option Grants in 2005” and “Executive Compensation — Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values.”
Chief Executive Officer Compensation
Current compensation for Robert B. Toth, our Chief Executive Officer, is set forth in an employment agreement between the Company and Mr. Toth, dated July 6, 2005. The employment agreement has an initial term that runs until July 6, 2008 and is automatically renewed for successive one year terms unless and until either party delivers notice of termination within 120 days of the expiration of the then current term. Mr. Toth’s initial annual base salary was $450,000, which, by the terms of the employment agreement, was automatically be increased by 5% on January 1, 2006. Mr. Toth’s annual base salary can be increased (but not decreased) at the discretion of the Board. Although Mr. Toth will generally be eligible for an annual cash bonus based solely on the achievement of performance targets, his bonus for the 2005 fiscal year was $225,000. Pursuant to the employment agreement, Mr. Toth was granted options to purchase 4,152 shares of the Company’s common stock. Subject to the achievement of certain performance targets, such options will vest ratable on each of the first four anniversaries of the date of grant. In addition to his option grant, Mr. Toth will be entitled to purchase additional shares of the Company’s common stock during the first year of his employment term at $875 per unit. Mr. Toth is also eligible to receive discretionary bonuses under the executive bonus plan described above.
Section 162(m) of the Internal Revenue Code of 1986, as amended, imposes an annual limitation on the deductibility of nonperformance-based compensation in excess of $1 million paid to named executive officers. The Committee currently believes that, generally, the Company should be able to continue to manage its executive compensation program to preserve federal income tax deductions. However, the Compensation Committee also must approach executive compensation in a manner which will attract, motivate and retain key personnel whose performance increases the value of the Company. Accordingly, the Compensation Committee may, from time to time, exercise its discretion to award compensation that may not be deductible under Section 162(m) when, in its judgment, such award would be in the interests of the Company.

Compensation Committee

Michael Graff — Chairman
David A. Barr

Summary Compensation Table
The following table sets forth the aggregate compensation paid or accrued by us for services rendered during fiscal 2005, fiscal 2004 and fiscal 2003 to our Chief Executive Officer and the four other most highly compensated executive officers, who we refer to collectively as the “named executive officers.”

		Annual Compensation

					Other Annual	All Other
Name and Principal Position	Year	Salary	Bonus		Compensation(1)	Compensation(2)

Robert B. Toth(3)	2005	$225,000		$225,000	$130,501	$4,327
President and Chief Executive	2004	—		—	—	—
Officer	2003	—		—	—	—
Lynn Amos	2005	$250,000	$		$—	$14,808
Chief Financial Officer,	2004	198,015		600,000	—	478,822
Treasurer and Secretary	2003	127,253		415,000	24,787	9,964
Stefan Geyler	2005	$188,467		$1,372	$15,607	$—
Vice President & General Manager,	2004	179,835		197,862	15,413	235,000
Membrana GmbH	2003	156,506		170,833	13,883	—
Brad Reed	2005	$203,300		$—	$5,357	$14,496
Vice President & General Manager,	2004	198,477		310,000	4,645	250,471
Celgard, LLC	2003	191,169		255,000	5,654	14,659
Pierre Hauswald	2005	$250,821		$—	$60,698	$—
Vice President & General Manager,	2004	175,967		204,090	—	4,056
Daramic, LLC	2003	145,146		167,326	—	3,590
Frank Nasisi(4)	2005	$435,000		$145,000	$5,874	$16,778
Former President and Chief	2004	404,600		609,000	5,875	481,375
Executive Officer	2003	356,743		515,000	8,225	16,000

(1)	Amounts in this column represent relocation expenses or personal mileage amounts related to company-owned vehicles.

(2)	Consists of employer 401(k) contributions or similar items for executives based outside the United States. In addition to bonuses paid pursuant to the Company’s executive bonus plan, Mr. Nasisi, Mr. Amos, Mr. Geyler and Mr. Reed each received a one-time bonus in connection with the closing of the Transactions in the amounts of $465,000, $465,000, $235,000 and $235,000, respectively.

(3)	Mr. Toth became our President and Chief Executive Officer on July 6, 2005. Mr. Toth’s initial annual base salary was $450,000. Salary for Mr. Toth in the above table represents the portion of the annual base salary that was earned since July 6, 2005.

(4)	Effective as of July 6, 2005, Mr. Nasisi retired from his position as the Company’s Chief Executive Officer and President. Mr. Nasisi remains on the board of directors in his new capacity as the Vice Chairman of the board of directors.

Option Grants in 2005
The following table sets forth information regarding all options to acquire shares of our common stock granted to the named executive officers of the Company during 2005.
Option Grants in Last Fiscal Year

Individual Grants(1)

Number of
	Securities	Percent Of Total
	Underlying	Options Granted	Exercise Or
	Option	To Employees	Base Price	Expiration	Grant Date Present
Name	Granted	In Fiscal Year	($/Sh)	Date	Value($)(2)

Robert B. Toth	4,152	94.3	$875	07/06/2015	$833,000

(1)	Stock options are issued at an exercise price not less than the fair market value of the underlying stock on the grant date. The options expire in ten years from the grant date and vest and become fully exercisable after five years based on satisfaction of certain performance criteria, or upon change in control as defined.

(2)	The fair value of the stock options was determined by the Black-Scholes option pricing model with a weighted-average expected life of five years, risk-free interest rate of 3.86% and expected volatility of 20%.
Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values
The following table sets forth information concerning outstanding options to purchase our common stock held by the named executive officers of the Company at December 31, 2005.

			Number Of	Value of
			Securities	Unexercised
			Underlying	In-The-Money
			Unexercised Options	Options At Fiscal
	Shares Acquired		At Fiscal Year-End	Year-End ($)
	On	Value	(#) Exercisable/	Exercisable/
Name	Exercise (#)	Realized($)	Unexercisable	Unexercisable

Robert B. Toth	—	$—	1,038/3,114	$18,427/$55,280
Frank Nasisi(1)	—	—	81/726	$13,561/$122,049
Lynn Amos	—	—	48/436	$8,133/$73,199
Stefan Geyler	—	—	45/404	$7,545/$67,906
Brad Reed	—	—	45/404	$7,545/$67,906
Pierre Hauswald	—	—	45/404	$7,545/$67,906

(1)	Former Chief Executive Officer and President.

Geyler Pension Plan
The table below sets forth the estimated pension benefit payable under a retirement plan relating to Stefan Geyler, the Vice President & General Manager of our subsidiary, Membrana GmbH, assuming normal retirement at age 65. The table illustrates pension benefits payable under the plan determined on a straight life annuity basis. There is no offset in these pension benefits for United States Social Security benefits.

	Years of Service

Annual Salary	15	20	25	30	35

$125,000	$14,366	$19,155	$23,944	$28,732	$33,521
150,000	18,550	24,733	30,916	37,100	43,283
175,000	22,733	30,311	37,889	45,467	53,045
200,000	26,917	35,889	44,862	53,834	62,806
225,000	31,101	41,468	51,835	62,201	72,568
250,000	35,284	47,046	58,807	70,569	82,330
300,000	43,652	58,202	72,753	87,303	101,854
400,000	60,386	80,515	100,644	120,772	140,901
450,000	68,753	91,671	114,589	137,507	160,425
500,000	77,121	102,828	128,534	154,241	179,948

Calculations are based on information contained in the Summary Compensation Table. Mr. Geyler has served our subsidiary, Membrana GmbH, since 1990.
Management investment
Robert B. Toth, our Chief Executive Officer, will be entitled to purchase additional shares of the Company’s common stock during the first year of his employment term at $875 per unit.
In connection with consummation of the Transactions, Frank Nasisi (our former President and Chief Executive Officer), Lynn Amos (our Chief Financial Officer, Treasurer and Secretary), Stefan Geyler (the Vice President & General Manager of our subsidiary, Membrana GmbH) and Brad Reed (the Vice President & General Manager of our subsidiary, Celgard, LLC) each purchased Class A common units of PP Holding, LLC, representing an aggregate investment of $385,000, or 0.3% of the membership interests of PP Holding, LLC outstanding immediately following the closing of the Transactions. The proceeds were used by PP Holding, LLC to purchase shares of our common stock. On June 4, 2004, Messrs. Nasisi, Amos and Reed along with Pierre Hauswald (the Vice President & General Manager of our subsidiary, Daramic, LLC) purchased an additional 450 Class A units, bringing the aggregate investment of our named executive officers in PP Holding, LLC to 0.6% of its outstanding membership interests.
Indemnification agreements
We entered into director and officer indemnification agreements with certain of our directors and officers. The indemnification agreements provide that we will indemnify, defend and hold harmless the indemnitees, to the fullest extent permitted or required by the laws of the State of Delaware, against any and all claims based upon, arising out of or resulting from (i) any actual, alleged or suspected act or failure to act by the indemnitee in his or her capacity as a director, officer, employee or agent of ours or as a director, officer, employee, member, manager, trustee or agent of any other corporation, limited liability company, partnership, joint venture, trust or other entity or enterprise, whether or not for profit, as to which the indemnitee is or was serving at our request, (ii) any actual, alleged or suspected act or failure to act by the indemnitee in respect of any business, transaction, communication, filing, disclosure or other activity of ours or any other entity or enterprise referred to in clause (i) above, or (iii) the indemnitee’s status as a current or former director, officer, employee or agent of ours or as a current or former director, officer, employee, member, manager, trustee or agent of ours or any other entity or enterprise referred to in clause (i) above or any actual, alleged or suspected act or failure to act by the indemnitee in connection with any obligation or restriction imposed upon the indemnitee by reason of such status. The indemnification agreements provide that the indemnitee shall have the right to advancement by us prior to the final disposition of any indemnifiable claim of any and all actual and reasonable expenses relating to, arising out of or resulting from any indemnifiable claim paid or incurred by the indemnitee. For the duration of an indemnitee’s service as a director and/or officer of ours and for a reasonable period of time thereafter, which such period may be determined by us in our sole discretion, we are obligated to use commercially reasonable efforts (taking into account the scope and amount of coverage available relative to the cost thereof) to cause to be maintained in effect policies of directors’ and officers’ liability insurance providing coverage for directors and/or officers of ours that is substantially comparable in scope and amount to that provided by our current policies of directors’ and officers’ liability insurance.
Stock plans
As more fully described below, Polypore International has adopted the Polypore International, Inc. 2004 Stock Option Plan and the Polypore International, Inc. Stock Incentive Plan. Under the terms of those plans, certain executive officers and key employees of Polypore, Inc. are eligible to receive grants of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards of Polypore International.

2004 Stock Option Plan
In connection with the Transactions, Polypore International adopted the Polypore International, Inc. 2004 Stock Option Plan, which we refer to herein as the “2004 Plan.” The 2004 Plan reserves 8,968 shares of Polypore International common stock for issuance pursuant to stock options granted under the 2004 Plan. Stock options granted under the 2004 Plan are not intended to be “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code. The total number of shares of common stock reserved for grants of options represents approximately 5% of our common stock on a fully-diluted basis. Stock options for 8,741 shares were outstanding at December 31, 2005. All options granted under the 2004 Plan will vest based on satisfaction of certain performance criteria. In addition, all or a portion of the options that were granted under the new stock option plan will vest upon a change in control of Polypore International if equity investors receive predetermined rates of return on their investment.

Stock Incentive Plan
In July 2004, Polypore International adopted the Polypore International, Inc. Stock Incentive Plan, which we refer to herein as the “Incentive Plan.” The Incentive Plan reserves 6,000,000 shares of Polypore International common stock for issuance pursuant to stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards granted under the Incentive Plan. Stock options granted under the Incentive Plan are not intended to be “incentive stock options” within the meaning of Section 422 of the Code. The total number of shares of common stock reserved for grants of options represents approximately 10% of Polypore International’s common stock on a fully-diluted basis. No awards have been granted under the Incentive Plan as of the date hereof. Awards granted under the Incentive Plan will be subject to vesting and other conditions as determined by the Polypore International compensation committee at the time of grant.
We have elected to follow SFAS No. 123, Accounting for Stock-Based Compensation. As a result, we will be expensing the fair value of the option grants over the expected life of the options.
Employment agreements

Robert B. Toth
On July 6, 2005, we entered into an employment agreement with Robert B. Toth pursuant to which Mr. Toth will serve as the Company’s Chief Executive Officer and President, as the Chief Executive Officer and President of the Company’s subsidiary, Polypore, Inc., and as a director of both companies. The agreement has an initial term that runs until July 6, 2008 and is automatically renewed for successive one year terms unless and until either party delivers notice of termination within 120 days of the expiration of the then current term. Mr. Toth’s initial annual base salary was $450,000, which was automatically increased by 5% on January 1, 2006 according to the terms of the agreement. Mr. Toth’s annual base salary can be increased (but not decreased) at the discretion of the board of directors. While Mr. Toth will generally be eligible for an annual cash bonus based solely on the achievement of performance targets, according to the provisions of the employment agreement, his bonus for the 2005 fiscal year had to be at least equal to $225,000. Pursuant to the employment agreement, Mr. Toth was granted options to purchase 4,152 shares of the Company’s common stock. Subject to the achievement of certain performance targets, such options will vest ratable on each of the first four anniversaries of the date of grant. In addition to his option grant, Mr. Toth will be entitled to purchase additional shares of the Company’s common stock during the first year of his employment term at $875 per unit.
If Mr. Toth’s employment with the Company is terminated by the Company without “cause” (as defined in the employment agreement), by Mr. Toth for “good reason” (as defined in the employment agreement) or as a result of the Company’s election not to renew the term of employment, Mr. Toth will be entitled to (A) all accrued and unpaid base salary, reimbursements and employee benefits through the date of termination (the “Accrued Obligations”), (B) a lump sum payment of an amount equal to the greater of (i) the aggregate remaining annual base salary through the remainder of the then current term, or (ii) his then current annual base salary, (C) a continuation of his employee benefits until the later of (i) 12 months, or (ii) the expiration of the then current term of employment, and (D) a lump sum payment of an amount equal to the product of (i) the greater of (a) one, or (b) a fraction, the numerator which equals the number of whole months remaining in the then current term of employment (including the month of termination) and the denominator which equals twelve, and (ii) the greater of (a) Mr. Toth’s annual bonus for the preceding fiscal year, and (b) 50% of Mr. Toth’s target bonus for the year of such termination. Additionally, upon the Company’s election not to renew the term of employment, Mr. Toth will be entitled to his annual bonus for the year in which such expiration occurs, if the Company achieves its performance targets for the year of such expiration. If Mr. Toth’s employment with the Company is terminated by the Company for “cause” or by Mr. Toth without “good reason,” Mr. Toth will only be entitled to the Accrued Obligations. If Mr. Toth’s employment with the Company is terminated by reason of Mr. Toth’s death or “disability” (as defined in the employment agreement), Mr. Toth is entitled to (A) the Accrued Obligations, (B) a pro rata portion of his annual bonus, if the Company achieves its performance targets for the year of such termination, and (C) a continuation of his employee benefits for the earlier to occur of (i) 12 months, or (ii) an election by Mr. Toth or his beneficiaries to discontinue coverage. The employment agreement contains one year non-competition and non-solicitation provisions following a termination of employment.
The employment agreement also contains a standard confidentiality provision. If there is any litigation concerning a breach of the employment agreement, the prevailing party is entitled to recover all reasonable attorney’s fees and costs from the other party.

Frank Nasisi
Polypore International, Inc. entered into an Employment Agreement, dated as of August 15, 2005, with Frank Nasisi (the “Agreement”) pursuant to which Mr. Nasisi will serve as the Company’s Vice Chairman. The Agreement has an initial term that runs until December 31, 2006 and may be extended by mutual agreement. Mr. Nasisi’s annual base salary will be $435,000 until December 31, 2005. Commencing on January 1, 2006, his annual base salary will be $300,000. Mr. Nasisi will be eligible for annual cash incentive bonuses based upon the achievement of “Annual EDITDA Targets” (as defined in the Polypore International, Inc. 2004 Stock Option Plan (the “Plan”)) as described in the Agreement. Any stock options previously granted to Mr. Nasisi will continue to vest in accordance with the terms and conditions of the Plan. Mr. Nasisi will also be entitled to continue to participate in health insurance, retirement and other benefits plans, including fringe benefits, provided to senior executives of the Company.
Mr. Nasisi’s term of employment shall terminate upon the expiration of the term of employment under the Agreement or earlier upon a termination by the Company for “cause” (as defined in the Agreement), a termination by Mr. Nasisi for any reason or Mr. Nasisi’s death. Upon any termination of employment, Mr. Nasisi shall be entitled to (i) all accrued and unpaid base salary, annual bonuses with respect to completed fiscal years of the Company, unreimbursed expenses and any relevant benefits under the Company’s employee benefit plans, (ii) a severance benefit of payment of a base salary of $36,250 per month for 18 months, and (iii) payment by the Company of COBRA premiums for the earlier of 18 months or the date Mr. Nasisi commences employment with any person or entity and is eligible for health insurance benefits.

The Agreement contains non-competition and non-solicitation agreements for the term of employment and 18 months after any termination thereof. The Agreement also contains a standard confidentiality provision.
Director compensation
We will pay our outside directors, if any (which do not include Messrs. Nasisi, Barr, Graff or Kruse) a one time retainer fee of $25,000, plus $2,500 for each board meeting they attend. In addition, we will pay each of our outside directors $5,000 per year for each committee of our board of directors for which they act as chairperson. Other than outside directors, we do not compensate our directors for serving on our board of directors or any of its committees. We do, however, reimburse each member of our board of directors for out-of-pocket expenses incurred in connection with attending our board and committee meetings.
Compensation committee interlocks and insider participation
None of our executive officers serve as members of the board of directors or compensation committee of any entity that has an executive officer serving as a member of our board of directors or compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The table below sets forth information regarding beneficial ownership of our common stock as of December 31, 2005 for:

•	each stockholder who we know beneficially owns more than 5% of our outstanding shares of common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.
Beneficial ownership is determined in accordance with the rules and regulations of the SEC. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock listed as beneficially owned by them. Unless otherwise indicated, the principal address for each of the stockholders below is c/o Polypore International, Inc., 13800 South Lakes Drive, Charlotte, NC 28273.

				Percentage of
				common
		Shares	Total shares	stock
	Shares	subject to	beneficially	beneficially
Name of beneficial owner	owned	options	owned	owned

Warburg Pincus Private Equity VIII, L.P.(1)	156,421	—	156,421	91.25%
Warburg Pincus International Partners, L.P.(2)	156,421	—	156,421	91.25%
PP Holding LLC(3)	141,421	—	141,421	82.50%
Robert B. Toth(4)	—	—	—	*
Frank Nasisi(3)	—	—	—	*
Lynn Amos(3)	—	—	—	*
Stefan Geyler(3)	—	—	—	*
Brad Reed(3)	—	—	—	*
David A. Barr(5)	171,421	—	171,421	100.00%
Michael Graff	—	—	—	*
Kevin Kruse	—	—	—	*
All directors and executive officers as a group (seven) persons	171,421	—	171,421	100.00%

*	Less than one percent of the outstanding shares of common stock

(1)	Includes 15,000 shares owned directly and 141,421 shares beneficially owned through PP Holding, LLC. Warburg Pincus Private Equity VIII, L.P., including two related limited partnerships (“WP VIII”), is one of two managing members of PP Holding, LLC and may be deemed to own beneficially all of the shares owned by PP Holding, LLC. Warburg Pincus Partners LLC (“WPP LLC”) is the sole general partner of WP VIII. WPP LLC is managed by Warburg Pincus & Co., a New York general partnership (“WP”). WP VIII is managed by Warburg Pincus LLC, a Delaware limited liability company (“WP LLC”). The address of the Warburg Pincus entities is 466 Lexington Avenue, New York, New York 10017. See Note 3 below.

(2)	Includes 15,000 shares owned directly and 141,421 shares beneficially owned through PP Holding, LLC. Warburg Pincus International Partners, L.P., including two related limited partnerships (“WPIP”), is one of the managing members of PP Holding, LLC and may be deemed to own beneficially all of the shares owned by PP Holding, LLC. WPP LLC is the sole general partner of each of these entities. WPIP is managed by WP LLC. The address of the Warburg Pincus entities is 466 Lexington Avenue, New York, New York 10017. See Note 3 below.

(3)	WP VIII and WPIP each own 70,000 Class A units of PP Holding, LLC, representing an aggregate of approximately 99% of the outstanding membership interests of PP Holding, LLC. Frank Nasisi, Lynn Amos, Stefan Geyler and Brad Reed own, in the aggregate, 785 Class A units of PP Holding, LLC, representing an aggregate of approximately 0.6% of the outstanding membership interests of PP Holding, LLC.

(4)	Mr. Toth, our Chief Executive Officer, will be entitled to purchase additional shares of the Company’s stock during the first year of his employment term at $875 per unit.

(5)	Mr. Barr, a director of Polypore International, is a general partner of WP and a managing director and member of WP LLC. All shares indicated as owned by Mr. Barr are included because of his affiliation with the Warburg Pincus entities. Mr. Barr owns no shares individually and disclaims beneficial ownership of all shares owned by the Warburg Pincus entities. His address is c/o Warburg Pincus LLC, 466 Lexington Avenue, New York, NY 10017. See Notes 1 and 2 above.

The following table provides certain information with respect to the Company’s equity compensation plans as of December 31, 2005.

Number of securities
remaining available
for future issuance
	Number of securities	Weighted-average	under equity
	to be issued upon	exercise price of	compensation plans
	exercise of	outstanding	(excluding securities
	outstanding options,	options, warrants	reflected in column
	warrants and rights	and rights	(a)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	8,741	$800	227
Equity compensation plans not approved by security holders	—	—	—

Total	8,741	$800	227

(1)	Includes shares issuable under the 2004 Stock Option Plan. In addition, as more fully described above in “Item 11. Executive Compensation — Employment Agreements,” our Chief Executive Officer is entitled to purchase additional shares of the Company’s common stock during the first year of his employment term at $875 per unit. The shares that can be purchased by the Chief Executive Officer are not included in the table because the number of shares are not determined as of the date of this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions
The Transactions
On May 13, 2004, Polypore, Inc. and its shareholders consummated a stock purchase agreement with PP Acquisition Corporation, our wholly owned indirect subsidiary, pursuant to which PP Acquisition Corporation purchased all of the outstanding shares of Polypore, Inc.’s capital stock. The aggregate purchase price, including acquisition related costs, was approximately $1,150.1 million in cash. In connection with these Transactions, PP Acquisition Corporation (i) obtained a new credit agreement consisting of a $370.0 million term loan facility and a €  36 million term loan facility, with initial borrowings of approximately $414.9 million, (ii) issued the 8 3/4% Notes, with a face amount of $405.9 million, and (iii) received equity contributions from its shareholders of $320.4 million. PP Acquisition Corporation used the net proceeds from the new credit agreement, the issuance of the 8 3/4 % Notes and the equity contributions to pay the net purchase price to the existing shareholders, repay all outstanding indebtedness under Polypore Inc.’s existing credit facility and pay transaction related fees and expenses. At the time of closing of the acquisition, PP Acquisition Corporation merged with and into Polypore Inc., with Polypore, Inc. as the surviving corporation.
Tax sharing agreement
We have entered into a tax sharing agreement with our subsidiaries. Under the terms of the tax sharing agreement, we and each of our subsidiaries are obligated to make payments to us equal to the amount of the federal and state income taxes that such subsidiaries and their subsidiaries would have owed if we did not file our federal and state income tax returns on a consolidated or combined basis with cash payments to us being limited by our actual cash tax obligations.
Management investments
In connection with the Transactions, Frank Nasisi, Lynn Amos, Stefan Geyler and Brad Reed purchased an aggregate of 385 Class A common units of PP Holding, LLC, one of our stockholders, for an aggregate purchase price of $385,000. Subsequent to the closing of the Transactions, Messrs. Nasisi, Amos, Reed and Pierre Hauswald acquired an additional 450 Class A common units for an aggregate purchase price of $450,000. The 835 Class A common units held by Messrs. Nasisi, Amos, Geyler, Reed and Hauswald represent approximately 1% of the outstanding membership interests of PP Holding, LLC.
Operating agreement
In connection with the Transactions, Frank Nasisi, Lynn Amos, Stefan Geyler, Brad Reed, Pierre Hauswald (which we collectively refer to as the “management members”), Warburg Pincus and PP Holding, LLC entered into an operating agreement which will govern PP Holding, LLC. The operating agreement provides that Warburg Pincus will be the managing members of PP Holding, LLC, which we refer to herein as the “managing members.” Subject to certain customary exceptions, no management member may transfer any Class A common units or any interest therein unless the written consent of the managing members is obtained, and thereafter any proposed transfer by a management member will be subject to a right of first refusal running in favor of Warburg Pincus. The operating agreement provides that Warburg Pincus may transfer its Class A common units freely, provided that, in the event of certain types of transfers of Class A common units, the other members of PP Holding, LLC may participate in such transfers on a pro rata basis. The operating agreement further provides that, in the event of certain types of transfers by Warburg Pincus of our common stock directly owned by Warburg Pincus, PP Holding, LLC will have the right to, and the managing members will agree to cause PP Holding, LLC to, participate in such transfers on a pro rata basis and distribute the proceeds to the holders of Class A Common Units.
Pursuant to the terms of the operating agreement, without the consent of the management members, the managing members may authorize the issuance of additional units, including Class A common units. In the event the managing members authorize the issuance of additional Units, under certain circumstances, the managing members may permit the other members to participate in such proposed issuance. In the event Warburg Pincus desires to transfer its Class A common units to persons who are not affiliates of Warburg Pincus or PP Holding, LLC, the operating agreement permits Warburg Pincus to cause the other members of PP Holding, LLC to transfer their Class A common units for the same consideration proposed to be received by Warburg Pincus.
Stockholders’ agreement
In connection with the Transactions, our stockholders, Warburg Pincus and PP Holding, LLC, entered into a stockholders’ agreement which governs our shares of capital stock.
The stockholders’ agreement provides that, subject to certain customary exceptions, in the event that we propose to issue equity securities, Warburg Pincus and PP Holding, LLC are entitled to participate in such proposed issuance on a pro rata basis. Those participation rights, and certain other rights granted under the stockholders’ agreement, will terminate automatically upon the closing of an initial public offering. The stockholders agreement further provides that until the initial public offering, Warburg Pincus will have the right to designate a majority of our board of directors.
Stockholders’ registration rights agreement
In connection with the Transactions, our stockholders and certain management investors entered into a stockholders’ registration rights agreement, which granted such stockholders certain customary registration rights, including demand, piggy-back and Form S-3 registration rights.
Transition services
In connection with the closing of the Transactions, we entered into a transition services agreement that expired in 2005 with The InterTech Group, one of our former stockholders, pursuant to which InterTech provided us with office space and certain administrative services. We made payments to Intertech under the transition services agreement were $32,000 in 2005 and $477,000 in 2004. Prior to the closing of the Transactions, we leased the same office space and similar administrative services on a month to month basis, with no written agreement governing the relationship.
German investments
Polypore’s German subsidiary has equity investments in two companies that provide patent, trademark and research services for the Company. The investments represent approximately 25% ownership in each of the firms and are accounted for by the equity method of accounting. The equity investment account balance was $150,000 and $154,000 at December 31, 2005 and January 1, 2005, respectively. Charges from the affiliates for work performed were $1,407,000 in 2005, $474,000 for the period from May 2, 2004 through January 1, 2005, $523,000 for the period from January 4, 2004 through May 1, 2004 and $756,000 in 2003. The Company has amounts due to the affiliates of approximately $84,000 and $357,000 at December 31, 2005 and January 1, 2005, respectively.

Item 14.	Principal Accountant Fees and Services
The following table shows the aggregate fees billed to the Company by Ernst & Young LLP for fiscal years 2005 and 2004:

(in thousands)	2005	2004

Audit Fees(1)	$889	$1,537
Audit-Related Fees(2)	84	302
Tax Fees(3)	595	1,891
All Other Fees	—	—

(1)	Audit Fees. This fee category consists of professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements and services normally provided by the independent auditors in connection with statutory and regulatory filings, including services associated with SEC registration statements, other documents filed with the SEC and advice on audit and accounting matters that arose during the audit or review of our financial statements.

(2)	Audit-Related Fees. This fee category consists of assurance and related professional services rendered by Ernst & Young LLP that are reasonably related to performing the audit and review of our financial statements and are not reported above under “Audit Fees.” The services for these fees include audits of financial statements for the Company’s employee benefit plans and Transaction related expenses.

(3)	Tax Fees. This fee category consists of professional services rendered by Ernst & Young LLP for tax return preparation, tax compliance and tax planning and advice.
The Audit Committee has considered whether the non-audit services provided were compatible with maintaining the principal auditor’s independence and believes that such services and related fees have not impaired the independence of the Company’s principal auditors. All services provided by Ernst &

Young LLP since May 13, 2004, the date of the Transactions, were pre-approved by the Audit Committee.
Generally, before an independent auditor is engaged by the Company to render audit or non-audit services, the engagement is approved by the Audit Committee. Any subsequent changes in audit, audit-related, tax or other services to be provided by the independent auditor due to changes in scope of work, terms, conditions or fees of the engagement must be pre-approved by the Audit Committee. Requests or applications to provide services that require specific approval by the Audit Committee will be submitted to the Audit Committee by both the independent auditor and the chief financial officer of the Company and must be consistent with applicable SEC regulations regarding auditor independence.
Part IV

Item 15.	Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report:
1. Financial Statements. The following items, including Consolidated Financial Statements of the Company, are set forth in Item 8 of this Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2005 and January 1, 2005

•	Consolidated Statements of Operations for the year ended December 31, 2005, the period from May 2, 2004 through January 1, 2005, the period from January 4, 2004 through May 1, 2004 and the year ended January 3, 2004

•	Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2005, the period from May 2, 2004 through January 1, 2005, the period from January 4, 2004 through May 1, 2004 and the year ended January 3, 2004

•	Consolidated Statements of Cash Flows for the year ended December 31, 2005, the period from May 2, 2004 through January 1, 2005, the period from January 4, 2004 through May 1, 2004 and the year ended January 3, 2004

•	Notes to Consolidated Financial Statements
2. Financial Statement Schedules. The following schedule is set forth on page S-1 of this Annual Report on Form 10-K.

Valuation and Qualifying Accounts for the year ended December 31, 2005, the period from May 2, 2004 through January 1, 2005, the period from January 4, 2004 through May 1, 2004 and the year ended January 3, 2004
Information required by other schedules has either been incorporated in the consolidated financial statements and accompanying notes or is not applicable to us.
3. Exhibits.

Exhibit
Number	Exhibit Description

3.1	Certificate of Incorporation of Polypore International, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed on April 18, 2005 (Commission File No. 333-124142))
3.2	Amendment to Certificate of Incorporation of Polypore International, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 filed on April 18, 2005 (Commission File No. 333-124142))
3.3	Bylaws of Polypore International, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4 filed on April 18, 2005 (Commission File No. 333-124142))

Exhibit
Number		Exhibit Description

4.1		Indenture, dated as of May 13, 2004, by and among PP Acquisition Corporation (merged with and into Polypore, Inc.), the Guarantors (as defined therein) and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 filed on April 18, 2005 (Commission File No. 333-124142)) (the “8 3/4 % Indenture”)
4.2		Form of 8 3/4% Senior Subordinated Dollar Notes Due 2012 (incorporated by reference to Exhibit C of the 8 3/4 % Indenture)
4.3		Form of 8 3/4% Senior Subordinated Euro Notes Due 2012 (incorporated by reference to Exhibit D of the 8 3/4 % Indenture)
4.4		Indenture, dated as of October 18, 2004, by and among Polypore International, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed on April 18, 2005 (Commission File No. 333-124142)) (the “10 1/2 % Indenture”)
4.5		Form of 10 1/2% Senior Discount Notes Due 2012 (incorporated by reference to Exhibit B of the 10 1/2 % Indenture)
10.1		Stock Purchase Agreement, dated as of January 30, 2004, by and among Polypore, Inc., PP Acquisition Corporation and the stockholders of Polypore, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 filed on April 18, 2005 (Commission File No. 333-124142))
10.2		Credit Agreement, dated as of May 13, 2004, by and among PP Holding Corporation, PP Acquisition Corporation, as Borrower, the Several Lenders (as defined therein) from time to time parties thereto, General Electric Capital Corporation, Lehman Commercial Paper Inc. and UBS Securities LLC, as Documentation Agents, Bear Stearns Corporate Lending Inc., as Syndication Agent, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 filed on April 18, 2005 (Commission File No. 333-124142))
10.3		First Amendment to Credit Agreement, dated as of May 13, 2004, by and among PP Holding Corporation, PP Acquisition Corporation, as Borrower, the Several Lenders (as defined therein) from time to time parties thereto, General Electric Capital Corporation, Lehman Commercial Paper Inc. and UBS Securities LLC, as Documentation Agents, Bear Stearns Corporate Lending Inc., as Syndication Agent, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 filed on April 18, 2005 (Commission File No. 333-124142))
10.4		Guarantee and Collateral Agreement, dated as of May 13, 2004, by and among PP Holding Corporation, PP Acquisition Corporation and the subsidiaries of PP Acquisition Corporation identified therein (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 filed on April 18, 2005 (Commission File No. 333-124142))
10.5		Tax Sharing Agreement, dated as of May 13, 2004, by and among Polypore International, Inc., PP Holding Corporation and Polypore, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 filed on April 18, 2005 (Commission File No. 333-124142))
10.6		Stockholders’ Agreement, dated as of May 13, 2004, by and among Warburg Pincus Private Equity VIII, L.P., Warburg Pincus International Partners, L.P., PP Holding, LLC and Polypore International, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4 filed on April 18, 2005 (Commission File No. 333-124142))
10.7		Registration Rights Agreement, dated as of May 13, 2004, by and among Warburg Pincus Private Equity VIII, L.P., Warburg Pincus International Partners, L.P., PP Holding, LLC, Polypore International, Inc. and certain other persons a party thereto (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4 filed on April 18, 2005 (Commission File No. 333-124142))
10	.8*	Polypore International, Inc. 2004 Stock Option Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 filed on April 18, 2005 (Commission File No. 333-124142))
10	.9*	Polypore International, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 filed on April 18, 2005 (Commission File No. 333-124142))

Exhibit
Number		Exhibit Description

10	.10*	Term Sheet for Employment Arrangement, dated as of January 2004, by and between Polypore, Inc. and Frank Nasisi (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4 filed on April 18, 2005 (Commission File No. 333-124142))
10	.11*	Form of Director and Officer Indemnification Agreement entered into between Polypore, Inc. and certain employees of Polypore, Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4 filed on April 18, 2005 (Commission File No. 333-124142))
10.12		Second Amendment to Credit Agreement, dated as of June 15, 2005, by and among PP Holding Corporation, PP Acquisition Corporation, as Borrower, the Several Lenders (as defined therein) from time to time parties thereto, General Electric Capital Corporation, Lehman Commercial Paper Inc. and UBS Securities LLC, as Documentation Agents, Bear Stearns Corporate Lending Inc., as Syndication Agent, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2005)
10	.13*	Employment Agreement, dated as of July 6, 2005, by and between Polypore International, Inc. and Robert B. Toth (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2005)
10	.14*	Employment Agreement, dated as of August 15, 2005, by and between Polypore International, Inc. and Frank Nasisi (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2005)
10.15		Third Amendment to Credit Agreement, dated as of December 19, 2005, by and among PP Holding Corporation, PP Acquisition Corporation, as Borrower, the Several Lenders (as defined therein) from time to time parties thereto, General Electric Capital Corporation, Lehman Commercial Paper Inc. and UBS Securities LLC, as Documentation Agents, Bear Stearns Corporate Lending Inc., as Syndication Agent, and JPMorgan Chase Bank, as Administrative Agent
12.1		Statement Regarding Computation of Ratio of Earnings to Fixed Charges
21.1		Subsidiaries of Polypore International, Inc.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYPORE INTERNATIONAL, INC.

By:	/s/ Robert B. Toth

Robert B. Toth
President and Chief Executive Officer
Date:
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

/s/ Robert B. Toth Robert B. Toth	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2006

/s/ Lynn Amos Lynn Amos	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2006

/s/ Michael Graff Michael Graff	Chairman of the Board	March 31, 2006

/s/ Frank Nasisi Frank Nasisi	Vice Chairman of the Board	March 31, 2006

/s/ David Barr David Barr	Director	March 31, 2006

/s/ Kevin Kruse Kevin Kruse	Director	March 31, 2006
SUPPLEMENTAL INFORMATION TO BE FURNISHED
WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS
WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
No annual report or proxy material has been sent to security holders.

Polypore International, Inc.
Financial statement schedule — Valuation and qualifying accounts
For the year ended December 31, 2005, the period from May 2, 2004 through
January 1, 2005, the period from January 4, 2004 through May 1, 2004 and the year ended January 3, 2004

		Additions

		Charged
	Balance at	to costs	Charged to				Balance at
	beginning of	and	other				end of
(in thousands)	period	expenses	accounts		Deductions		period

Year ended December 31, 2005:
Allowance for doubtful accounts	$5,962	$1,873	$(624	)(1)	$(396	)(2)	$6,815
Valuation allowance of deferred tax asset	2,245	1,792	—		$—		4,037

	$8,207	$3,665	$(624)		$(396)		$10,852
Period from May 2, 2004 through January 1, 2005:
Allowance for doubtful accounts	$6,672	$(959)	$633(1)		$(384	)(2)	$5,962
Valuation allowance of deferred tax asset	2,258	334	—		(347	)(3)	2,245

	$8,930	$(625)	$633		$(731)		$8,207
Period from January 4, 2004 through May 1, 2004:
Allowance for doubtful accounts	$5,324	1,628	$(280	)(1)	—		$6,672
Valuation allowance of deferred tax asset	484	1,774	—		—		2,258

	$5,808	$3,402	$(280)		$—		$8,930
Year ended January 3, 2004:
Allowance for doubtful accounts	$3,059	1,985	$666(1)		$(386	)(2)	$5,324
Valuation allowance of deferred tax asset	3,519	—	—		(3,035	)(3)	484

	$6,578	$1,985	$666		$(3,421)		$5,808

(1)	Foreign currency translation adjustment.

(2)	The amount represents charge-offs net of recoveries.

(3)	Utilization and expiration of foreign tax credits that were previously considered to be unrealizable and the utilization of foreign net operating losses.

S-1