Form 10-Q
period 2006-07-01
Polypore International, Inc.
filed 2006-08-15
CIK 1292556

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 1, 2006

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
☐ Large accelerated filer      ☐ Accelerated filer      ☑ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The Company currently has 171,938 shares of common stock outstanding, all of which are directly or indirectly owned by Warburg Pincus and certain members of management.

Polypore International, Inc.
Index to Quarterly Report on Form 10-Q
For the Quarter Ended July 1, 2006

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	26

PART II OTHER INFORMATION
Item 1. Legal Proceedings	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 6. Exhibits	27

SIGNATURES
In this Quarterly Report on Form 10-Q, the words “Polypore International,” “Company,” “we,” “us” and “our” refer to Polypore International, Inc. together with its subsidiaries, including Polypore, Inc., unless the context indicates otherwise.

Forward-looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements, including, in particular, the statements about Polypore International’s plans, objectives, strategies and prospects regarding, among other things, the financial condition, results of operations and business of Polypore International and its subsidiaries. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” and other words and terms of similar meaning. These forward-looking statements may be contained under captions such as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or “Controls and Procedures” or the Company’s financial statements or the notes thereto.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Polypore International, Inc.
Condensed Consolidated Balance Sheets

	July 1, 2006
(in thousands)	(unaudited)	December 31, 2005*

Assets
Current assets:
Cash and equivalents	$40,483	$28,060
Accounts receivable, net	103,197	88,347
Inventories	67,144	60,539
Prepaid and other	9,544	9,035

Total current assets	220,368	185,981
Property, plant and equipment, net	380,867	370,871
Goodwill	567,587	567,587
Intangibles and loan acquisition costs, net	214,191	222,666
Environmental indemnification receivable	17,720	16,366
Other	1,166	1,105

Total assets	$1,401,899	$1,364,576

Liabilities and shareholders’ equity
Current liabilities:
Revolving credit obligations	$—	$—
Accounts payable	26,555	23,209
Accrued liabilities	39,980	32,804
Income taxes payable	5,061	4,284
Current portion of debt	3,048	1,224
Current portion of capital lease obligation	1,349	1,326

Total current liabilities	75,993	62,847
Debt, less current portion	1,021,179	994,270
Capital lease obligation, less current portion	5,449	6,018
Pension and postretirement benefits	55,765	51,386
Postemployment benefits	4,701	7,096
Environmental reserve, less current portion	23,416	22,264
Deferred income taxes	120,338	125,501
Other	1,114	1,862
Commitments and contingencies	—	—

Shareholders’ equity:
Common stock	2	2
Paid-in capital	125,026	124,924
Retained deficit	(24,910)	(22,207)
Accumulated other comprehensive loss	(6,174)	(9,387)

	93,944	93,332

Total liabilities and shareholders’ equity	$1,401,899	$1,364,576

*	Derived from audited consolidated financial statements
See notes to condensed consolidated financial statements

Polypore International, Inc.
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except share and per share data)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net sales	$123,094	$112,614	$238,387	$225,112
Cost of goods sold	78,461	72,105	153,441	145,714

Gross profit	44,633	40,509	84,946	79,398
Selling, general and administrative expenses	22,018	18,567	44,516	37,006
Business restructuring	553	5,402	1,325	5,402

Operating income	22,062	16,540	39,105	36,990
Other (income) expense:
Interest expense, net	23,662	20,340	45,762	40,598
Change in accounting principle related to postemployment benefits	—	—	(2,593)	—
Foreign currency and other	1,282	(1,834)	1,981	(3,405)

	24,944	18,506	45,150	37,193

Loss before income taxes and the cumulative effect of a change in accounting principle	(2,882)	(1,966)	(6,045)	(203)
Income taxes	(1,508)	(51)	(3,111)	71

Loss before the cumulative effect of a change in accounting principle	(1,374)	(1,915)	(2,934)	(274)
Cumulative effect of a change in accounting principle related to stock compensation, net of income taxes of $139	—	—	231	—

Net loss	$(1,374)	$(1,915)	$(2,703)	$(274)

Net loss per share — basic and diluted:
Loss before cumulative effect of a change in accounting principle	$(8.01)	$(11.17)	$(17.11)	$(1.60)
Cumulative effect of a change in accounting principle related to stock compensation, net of income taxes	—	—	1.35	—

Net loss per share	$(8.01)	$(11.17)	$(15.76)	$(1.60)

Weighted average shares outstanding — basic and diluted	171,507	171,421	171,464	171,421
See notes to condensed consolidated financial statements

Polypore International, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
(in thousands)	July 1, 2006	July 2, 2005

Operating activities:
Net loss	$(2,703)	$(274)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	20,319	19,459
Amortization expense	8,824	8,903
Amortization of loan acquisition costs	1,496	1,348
Amortization of debt discount	11,929	10,822
Stock compensation	73	191
Loss (gain) on disposal of property, plant and equipment	772	(18)
Foreign currency and other	87	(3,515)
Deferred income taxes	(8,089)	(1,537)
Business restructuring	1,325	5,402
Change in accounting principle related to postemployment benefits	(2,593)	—
Cumulative effect of change in accounting principle related to stock compensation	(370)	—
Changes in operating assets and liabilities:
Accounts receivable	(10,904)	9,557
Inventories	(3,319)	(2,651)
Prepaid and other current assets	168	(2,284)
Accounts payable and accrued liabilities	6,007	(12,064)
Income taxes payable	(1,245)	1,557
Other, net	627	1,254

Net cash provided by operating activities	22,404	36,150
Investing activities:
Purchases of property, plant and equipment	(11,128)	(6,617)
Proceeds from sale of property, plant and equipment	—	24

Net cash used in investing activities	(11,128)	(6,593)
Financing activities:
Principal payments on debt	(698)	(27,393)
Loan acquisition costs	(15)	(663)
Issuance of common stock	399	—

Net cash used in financing activities	(314)	(28,056)
Effect of exchange rate changes on cash and equivalents	1,461	(2,845)

Net increase (decrease) in cash and equivalents	12,423	(1,344)
Cash and equivalents at beginning of period	28,060	33,149

Cash and equivalents at end of the period	$40,483	$31,805

See notes to condensed consolidated financial statements

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Description of Business and Basis of Presentation
Description of Business — Polypore International, Inc. (the “Company” or “Polypore International”) is a leading worldwide manufacturer and marketer of microporous membranes for use in energy storage and separations applications. The Company has a global presence in the major geographic markets of North America, South America, Western Europe and Asia.
Polypore International, Inc. is owned, directly and indirectly, by Warburg Pincus Private Equity VIII, L.P. and Warburg Pincus International Partners, L.P. as well as certain members of management. On May 13, 2004, Polypore International, Inc., through a wholly owned subsidiary, purchased the outstanding capital stock of Polypore, Inc. (“Polypore”). The aggregate purchase price, including acquisition related costs, was approximately $1,150,073,000 in cash. In connection with the acquisition, Polypore obtained a new credit facility, issued 8.75% senior subordinated notes and received equity contributions from its shareholders. The proceeds from these transactions were used to pay the net purchase price to the existing shareholders, repay all outstanding indebtedness under Polypore’s then-existing credit facility and pay transaction related fees and expenses.
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, the unaudited condensed consolidated financial statements and notes do not contain certain information included in the Company’s annual financial statements. In the opinion of management, all normal and recurring adjustments that are necessary for a fair presentation have been made. Operating results for the period ended July 1, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the annual audited financial statements for the fiscal year ended December 31, 2005.
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
On January 1, 2006, the Company adopted EITF Issue No. 05-5, Accounting for Early Retirement or Postemployment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements) (“EITF 05-5”). The EITF agreed with FASB staff observations that the salary components of Type I and Type II ATZ arrangements (excluding the bonus and additional contributions into the German government pension scheme) should be recognized over the period from the point at which the ATZ period begins until the end of the active service period. Additionally, the portion of the salary that is deferred under a Type II arrangement should be discounted if payment is expected to be deferred for a period longer than one year. In addition, the EITF reached a consensus that the bonus feature and the additional contributions into the German government pension scheme (collectively, the additional compensation) under a Type II ATZ arrangement should be accounted for as a postemployment benefit under Statement 112. An entity should recognize the additional compensation over the period from the point at which the employee signs the ATZ contract until the end of the active service period. The EITF also concluded that the employer should recognize the government subsidy when it meets the necessary criteria and is entitled to the subsidy. As a result of adopting this consensus, which was treated as a change in accounting estimate effected by a change in accounting principle as described in paragraph 19 of FAS 154, the Company is required to recognize the bonus feature of its ATZ arrangements over the remaining active service period of the employees that have signed ATZ contracts. The Company had previously accrued for the bonus feature of its ATZ arrangements through purchase accounting in connection with an acquisition in 2002. As a result of the adoption of EITF 05-5, the Company reduced the accrual for postemployment benefits and recognized $2,593,000 in other income in the three months ended April 1, 2006. This reduction in the postemployment benefits accrual increased net income by $1,634,000, net of $959,000 in income tax expense. The impact of adopting EITF 05-5 is expected to result in additional compensation expense of approximately $1,200,000 in 2006, of which $335,000 and $695,000 was recognized in the three and six months ended July 1, 2006, respectively. The impact of this additional compensation expense reduced net income by $211,000, net of income taxes of $124,000, during the three months ended July 1, 2006 and reduced net income by $438,000, net of income taxes of $257,000, during the six months ended July 1, 2006.

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
On January 1, 2006, the Company adopted FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123R”). FAS 123R generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements. The Company adopted FAS 123R using the modified prospective transition method, and therefore, the prior period amounts in our Condensed Consolidated Financial Statements have not been restated to reflect the impact of FAS 123R. Prior to adopting FAS 123R, the Company accounted for employee share-based compensation using the fair value method under FASB Statement No. 123, Accounting for Stock Based Compensation (“FAS 123”). As a result of adopting FAS 123R, the Company’s income before income taxes and net income for the six months ended July 1, 2006, was $85,000 and $53,000 higher, respectively, than if the Company had continued to account for share-based compensation under FAS 123. Basic and diluted earnings per share for the six months ended July 1, 2006 were $0.31 higher than if the Company had continued to account for share-based compensation under FAS 123. Under FAS 123R, the value of stock options that are ultimately expected to vest is expensed over the requisite service period (the vesting period). FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates. Prior to the adoption of FAS 123R, the Company accounted for forfeitures as they occurred as allowed under FAS 123. For companies that accounted for forfeitures on an actual basis, FAS 123R requires the amount of expected forfeitures to be estimated upon adoption of FAS 123R and the difference to be recognized as a cumulative effect of a change in accounting principle. Under this provision of FAS 123R, the Company recorded a $231,000 reduction in our net loss (net of income tax expense of $139,000) shown as a cumulative effect of a change in accounting principle. The adoption of FAS 123R did not have a significant impact on cash flows from operations or financing activities. See note 8 for additional information on our stock option plans.
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertain tax positions. This Interpretation allows the tax effects from an uncertain tax position to be recognized in the Company’s financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.
3. Inventories
Inventories are carried at the lower of cost or market using the first-in, first-out (“FIFO”) method of accounting. Inventories consist of the following:

(in thousands)	July 1, 2006	December 31, 2005

Raw materials	$21,770	$21,485
Work-in-process	9,257	7,171
Finished goods	36,117	31,883

Total	$67,144	$60,539

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
4. Debt
Debt, in order of priority, consists of:

(in thousands)	July 1, 2006	December 31, 2005

Senior credit facilities:
Revolving credit facility	$—	$—
Term loan facilities	368,679	365,735
8.75% senior subordinated notes	415,815	401,955
10.50% senior discount notes, net of unamortized original issue discount of $61,560 and $73,489, respectively	238,440	226,511
Other	1,293	1,293

	1,024,227	995,494
Less current maturities	3,048	1,224

Long-term debt	$1,021,179	$994,270

5. Pension and Other Postretirement Benefits
The Company and its subsidiaries sponsor multiple defined benefit pension plans, which are primarily located at subsidiaries outside of the U.S., and an other postretirement benefit plan located in the U.S.
The following tables provide the components of net periodic benefit cost:

	Pension Plans
	Three Months Ended		Six Months Ended
(in thousands)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Service cost	$759	$652	$1,478	$1,230
Interest cost	805	857	1,568	1,616
Expected return on plan assets	(200)	(245)	(392)	(458)
Recognized net actuarial loss	8	16	17	30

Net periodic benefit cost	$1,372	$1,280	$2,671	$2,418

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
(in thousands)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Service cost	$8	$7	$16	$14
Interest cost	28	29	57	58
Recognized net actuarial loss	3	—	4	—

Net periodic benefit cost	$39	$36	$77	$72

6. Environmental Matters
The Company accrues for environmental obligations when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. Environmental reserves were $26,817,000 and $25,568,000 as of July 1, 2006 and December 31, 2005, respectively.
The Company received a Finding of Violation dated March 28, 2005 from the EPA alleging a noncompliance with the Title V Air Operating Permit at its Corydon, Indiana facility relating to the control of fugitive emissions at the facility. The Company recorded a reserve in 2005 for its best estimate of potential penalties. During the three months ended April 1, 2006, the Company finalized an agreement with the EPA that was consistent with the Company’s original estimate.

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The Company has indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel (“Akzo”), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. The Akzo agreement provides indemnification of claims through December 2007, with the indemnification percentage decreasing each year during the coverage period. Through December 2003, Akzo pays 75% of any approved claim. After that, Akzo pays 65% of claims reported through December 2006 and 50% of claims reported through December 2007. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. At July 1, 2006 and December 31, 2005, amounts receivable under the indemnification agreement were $18,729,000 and $17,369,000, respectively. Payments on these indemnification receivables will be due as the Company expends funds for the environmental matters.
7. Business Restructuring
2005 Restructuring Plan
In order to better accommodate customer growth and related demand for both lead-acid and lithium battery separators in the greater Asian market, the Company’s Energy Storage segment transferred certain assets from Europe and the United States to its facilities in Thailand and China. The capacity realignment plan included the closure of the Company’s facility in Feistritz, Austria, the downsizing of its Norderstedt, Germany facility and the relocation of certain assets from these two plants to the Company’s facilities in Prachinburi, Thailand. Additionally, finishing equipment from the Company’s facility in Charlotte, North Carolina was relocated to its facility in Shanghai, China. The total cost of the realignment plan is expected to be approximately $8,471,000, of which $7,586,000 was recognized through July 1, 2006. Of the remaining costs, $607,000 is expected to be recognized during the remainder of 2006 and $278,000 is expected to recognized during 2007 . In addition to the benefit of realigning capacity with market growth, the Company expects to realize costs savings, a portion of which will be realized in 2006 with the full impact expected to be realized in 2007. The timing and scope of these restructuring measures are subject to change as the Company further evaluates its business needs and costs.
Costs for the disassembly and moving of equipment, legal expenses and certain other costs of the realignment plan will be recognized as incurred in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These costs, which are included in the total cost of the realignment plan noted above, are expected to be approximately $1,818,000, of which $1,078,000 was recognized through July 1, 2006. The Company expects to recognize $484,000 of the remaining costs during the remainder of 2006 and to recognize $256,000 in costs during 2007.
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
During 2004, the Company recorded a $13,899,000 charge for severance and benefit costs for the employee layoffs. In addition, the Company established a $1,788,000 accrual for raw materials, a portion of which the Company was obligated to purchase under an existing purchase commitment. In connection with the relocation of its research and development operations, total costs are expected to be approximately $2,760,000, of which $2,722,000 was recognized through July 1, 2006. The remaining costs are expected to be recognized during the latter half of 2006.

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Restructuring activity during the six months ended July 1, 2006 consists of:

	Balance at			Foreign
	December 31,	Restructuring	Cash	Currency	Balance at
(in thousands)	2005	Charges	Payments	Translation	July 1, 2006

2005 Restructuring Plan:
Severance and benefit costs	$1,506	$338	$(882)	$114	$1,076
Other	—	393	(393)	—	—

	1,506	731	(1,275)	114	1,076

2004 Restructuring Plan:
Severance and benefit costs	4,069	—	(2,528)	187	1,728
Raw materials	32	—	(33)	1	—
Other	265	594	(806)	8	61

	4,366	594	(3,367)	196	1,789

Total	$5,872	$1,325	$(4,642)	$310	$2,865

Restructuring activity during the six months ended July 2, 2005 consists of:

					Foreign
	Balance at	Restructuring	Non-cash	Cash	Currency	Balance at
(in thousands)	January 1, 2005	Charges	Charges	Payments	Translation	July 2, 2005

2005 Restructuring Plan:
Severance and benefit costs	$—	$3,849	$—	$(10)	$(149)	$3,690
Asset disposals and impairments	—	1,278	(1,278)	—	—	—
Other	—	21	—	(21)	—	—

	—	5,148	(1,278)	(31)	(149)	3,690

2004 Restructuring Plan:
Severance and benefit costs	14,944	—	—	(7,649)	(1,082)	6,213
Raw materials	1,256	—	—	—	(139)	1,117
Other	—	254	—	(254)	—	—

	16,200	254	—	(7,903)	(1,221)	7,330

Total	$16,200	$5,402	$(1,278)	$(7,934)	$(1,370)	$11,020

8. Share-based Compensation Plans
The Company offers share-based compensation plans to attract, retain, motivate and reward key officers, non-employee directors and employees. Stock options are issued at a price not less than the fair market value on the grant date.
On June 15, 2006, the Company adopted the Polypore International, Inc. 2006 Option Plan (“2006 Plan”) and reserved 17,614 shares for issuance under the 2006 Plan. Options granted under the 2006 Plan have 10-year terms and vest based on satisfaction of certain annual and cumulative performance criteria over the four fiscal year period following the adoption of the 2006 Plan. In addition, all or a portion of the options granted under the 2006 Plan will vest upon a change in control if equity investors receive predetermined rates of return on their investment. Additionally, the 2006 Plan also allows for the granting of options that vest over time.
In 2004, the Company adopted the Polypore International, Inc. 2004 Stock Option Plan (“2004 Plan”). Under the 2004 Plan, options granted have 10-year terms, vest and become fully exercisable through 2008 upon satisfaction of certain performance criteria. In addition, all or a portion of the options will vest upon a change in control and the satisfaction of certain performance criteria, as defined under the plan. As a condition to receiving stock option grants under the 2006 Plan, participants in the 2006 Plan agreed that all unvested stock options granted under the 2004 Plan would be forfeited. Additionally, the participants in the 2006 Plan agreed that all vested stock options granted under the 2004 Plan would be

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
subject to the terms and conditions of the 2006 Plan and that the exercise price and expiration date of the previously vested options would remain unchanged.
On June 14, 2006, the Company recognized additional stock compensation expense of $47,000 for the repricing of 1,063 stock options issued under the 2004 Plan. The exercise price of the options, which were granted in 2005, was reduced from $850 and $875 per share to $772 per share.
A summary of the Company’s stock option activity and related information is as follows:

		Weighted-	Weighted Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Instrinsic Value
	Options	Price	Term (Years)	(in thousands)

2004 Plan
Outstanding at December 31, 2005	8,741	$800	9.0	$814
Forfeited	(1,060)	725
Unvested options forfeited upon grant of options under the 2006 Plan	(5,566)	814

Outstanding at July 1, 2006	2,115	749	8.5	66

Vested and exercisable at July 1, 2006	1,389	761	8.8	26

2006 Plan
Outstanding at December 31, 2005	—	—	—	—
Issued	13,219	772

Outstanding at July 1, 2006	13,219	772	10.0	96

Vested and exercisable at July 1, 2006	—	—	—	—
Exercise prices for options outstanding at July 1, 2006 ranged from $725 to $772.
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

	Weighted Average Assumptions
	2006	2005	2004

Weighted-average expected life (years)	3.50	4.00	5.00
Risk-free interest rate	5.10%	3.86%	3.96%
Expected volatility	23.00%	20.00%	20.00%
Dividend yield	—	—	—
The potential expected life of the stock options range from the vesting period of the options (three and a half years to five years) to the contractual life of the options of ten years. During 2004 and 2005, because the Company had no history with the expected life of stock options, the Company used the low end of the range in our fair value calculations, as allowed under FAS 123. During 2006, the Company determined that the expected life of the options was 3.5 years based primarily on the structure of the option plan.
Our risk-free interest rate is based on the interest rate of U.S. Treasury bills with a term approximating the expected life of the option and is measured at the date of the stock option grant.
Since the Company’s common stock is not publicly traded, the expected volatility was estimated based on the historical volatility of certain publicly-traded peer companies.

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company does not anticipate paying dividends.
During the three and six months ended July 1, 2006, the Company recorded $73,000 in stock compensation expense, including $47,000 related to the stock option repricing discussed above. Stock compensation expense recognized under FAS 123 was $95,000 and $191,000 for the three and six months ended July 2, 2005, respectively. As of July 1, 2006, the Company had $2,205,000 of total unrecognized stock compensation expense, net of estimated forfeitures, related to unvested stock options. This compensation expense is expected to be recognized over a weighted average period of 3.5 years.
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
10. Comprehensive Income
Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net loss	$(1,374)	$(1,915)	$(2,703)	$(274)
Other comprehensive income (loss), primarily foreign currency translation	1,673	(3,127)	3,213	(5,499)

Comprehensive income (loss)	$299	$(5,042)	$510	$(5,773)

11. Related Party Transactions
The Company’s German subsidiary has equity investments in two companies that provide patent, trademark and research services for the Company. These investments represent 25% ownership in each of the firms and are accounted for by the equity method of accounting. The Company’s equity investment account balance was $169,000 and $150,000 at July 1, 2006 and December 31, 2005, respectively. Charges from the affiliates for work performed were $261,000 and $461,000 for the three and six months ended July 1, 2006, respectively. Charges from the affiliates for work performed were $291,000 and $723,000 for the three and six months ended July 2, 2005, respectively. The amount due to the affiliates at July 1, 2006 and December 31, 2005 was approximately $84,000.

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
Financial information relating to the reportable operating segments is presented below:

	Three Months Ended		Six Months Ended
(in thousands)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net sales to external customers:
Energy storage	$87,807	$81,657	$170,962	$157,916
Separations media	35,287	30,957	67,425	67,196

Total net sales to external customers	$123,094	$112,614	$238,387	$225,112

Operating income:
Energy storage	$20,122	$18,574	$35,479	$31,488
Separations media	2,571	3,733	5,029	11,318
Corporate	(78)	(365)	(78)	(414)

Segment operating income	22,615	21,942	40,430	42,392
Business restructuring	553	5,402	1,325	5,402

Total operating income	22,062	16,540	39,105	36,990
Reconciling items:
Interest expense, net	23,662	20,340	45,762	40,598
Change in accounting principle related to postemployment benefits	—	—	(2,593)	—
Foreign currency and other	1,282	(1,834)	1,981	(3,405)

Total consolidated loss before income taxes and cumulative effect of a change in accounting principle	$(2,882)	$(1,966)	$(6,045)	$(203)

Depreciation and amortization:
Energy storage	$7,721	$8,282	$15,727	$16,682
Separations media	6,862	5,764	13,416	11,680

Total depreciation and amortization	$14,583	$14,046	$29,143	$28,362

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
We serve markets with an attractive mix of both stability and growth. Our lead-acid battery separators serve the stable and predictable market for transportation and industrial applications, with approximately 80% of sales for transportation applications coming from replacement products in the aftermarket. This replacement market is primarily driven by the growing size of the worldwide fleet of motor vehicles, which according to Ward’s Motor Vehicles Facts and Figures, has been growing approximately 3% per year. According to industry analysts, sales in the rechargeable lithium battery market are expected to grow at a compound annual growth rate of approximately 16% through 2011, driven by growth in underlying markets for portable electronic products (primarily mobile telephones and laptop computers) and the displacement of nickel-based battery technologies. In our primary healthcare end-market, hemodialysis, industry analysts estimate that the number of end-stage renal disease patients has been growing 7% per year over the last twenty years, while the frequent dialysis treatments required to treat the disease create a stable and recurring demand for dialyzers and our dialyzer membranes. In our industrial and specialty filtration markets, ever-increasing demand for higher-purity process streams is driving high growth rates in a variety of end-markets, including semiconductor and microelectronics manufacturing, food and beverage processing and water purification.
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
Polypore International, Inc. is owned, directly and indirectly, by Warburg Pincus Private Equity VIII, L.P. and Warburg Pincus International Partners, L.P. as well as certain members of management. On May 13, 2004, Polypore International, Inc., through a wholly owned subsidiary, purchased the outstanding capital stock of Polypore, Inc. (“Polypore”). The aggregate purchase price, including acquisition related costs, was approximately $1.15 billion in cash. In connection with the acquisition, Polypore obtained a new credit facility, issued 8.75% senior subordinated notes and received equity contributions from its shareholders. These net proceeds were used to pay the net purchase price to the existing shareholders, repay all outstanding indebtedness under Polypore’s then-existing credit facility and pay transaction related fees and expenses.

Critical accounting policies
Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations, and that require the use of complex and subjective estimates based on past experience and management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. These policies are critical to the understanding of our operating results and financial condition and include the policies related to the allowance for doubtful accounts, the impairment of intangibles and goodwill, pension and other postretirement benefits and environmental matters. For a discussion of each of these policies, please see the discussion entitled “Critical Accounting Policies” under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005.
Results of Operations
The following tables set forth, for the periods indicated, certain historical operating data of Polypore International in amount and as a percentage of net sales:

	Three months ended		Three months ended
($’s in millions)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net sales	$123.1	$112.6	100.0%	100.0%

Gross profit	44.6	40.5	36.3%	36.0%
Selling, general and administrative expenses	22.0	18.6	17.9%	16.5%
Business restructuring	0.6	5.4	0.4%	4.8%

Operating income	22.1	16.5	17.9%	14.7%
Interest expense, net	23.7	20.3	19.2%	18.1%
Foreign currency and other	1.3	(1.8)	1.0%	(1.6)%

	24.9	18.5	20.3%	16.4%

Loss before income taxes	(2.9)	(2.0)	(2.3)%	(1.7)%
Income taxes	(1.5)	(0.1)	(1.2)%	—%

Net loss	$(1.4)	$(1.9)	(1.1)%	(1.7)%

	Six months ended		Six months ended
($’s in millions)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net sales	$238.4	$225.1	100.0%	100.0%

Gross profit	84.9	79.4	35.6%	35.3%
Selling, general and administrative expenses	44.5	37.0	18.7%	16.4%
Business restructuring	1.3	5.4	0.6%	2.4%

Operating income	39.1	37.0	16.4%	16.4%
Interest expense, net	45.8	40.6	19.2%	18.0%
Change in accounting principle related to postemployment benefits	(2.6)	—	(1.1)%	—%
Foreign currency and other	2.0	(3.4)	0.8%	(1.5)%

	45.2	37.2	18.9%	16.5%

Loss before income taxes and the cumulative effect of a change in accounting principle	(6.0)	(0.2)	(2.5)%	(0.1)%
Income taxes	(3.1)	0.1	(1.3)%	—%

Loss before the cumulative effect of a change in accounting principle	(2.9)	(0.3)	(1.2)%	(0.1)%
Cumulative effect of a change in accounting principle, net of tax	0.2	—	0.1%	—%

Net loss	$(2.7)	$(0.3)	(1.1)%	(0.1)%

Comparison of the three months ended July 1, 2006 with the three months ended July 2, 2005
Net sales
Energy storage sales increased by $6.2 million to $87.8 million for the three months ended July 1, 2006. The increase in energy storage sales was primarily driven by a $2.9 million increase in lead-acid battery separator sales and a $4.1 million increase in lithium battery separator sales. These increases were partially offset by the negative impact of dollar/euro exchange rate fluctuations of $0.7 million. The increase in lead-acid battery separator sales was primarily attributable to increased volume demand, particularly in Asia, and to a lesser extent, the global price increase that was implemented in the fourth quarter of 2005. The increase in sales of lithium battery separators was driven by volume growth for rechargeable lithium battery separators, partially offset by lower average selling prices due primarily to customer and product mix.
Separations media sales increased by $4.3 million to $35.3 million for the three months ended July 1, 2006. The increase in separations media sales consisted of a $3.0 million increase in sales of filtration products and a $1.7 million increase in sales of hemodialysis membranes, partially offset by the negative impact of dollar/euro exchange rate fluctuations of $0.7 million. The increase in filtration sales was primarily driven by increased volume demand from existing customers, new customers and new applications for microporous technology. The increase in hemodialysis membrane sales is primarily due to increased sales volumes of synthetic membranes, partially offset by a decline in cellulosic membrane sales and lower average selling prices. The decline in average selling prices is due to a higher portion of sales being made to our larger customers who receive lower average selling prices. In response to the decline in cellulosic demand, we are obtaining firm sales commitments from our customers for their future cellulosic needs. Based on current estimates, demand is sufficient to support continued production of cellulosic membranes at least into the fourth quarter of 2006 to meet customer needs in 2006, 2007 and 2008. We expect to finalize customer commitments during the third quarter of 2006, and based on these commitments, make a decision to scale back or cease production of cellulosic membranes. Although the exact timing is not known, we expect to have a plan to realign our cost structure and to record a restructuring charge in the third or fourth quarter of 2006.
Gross Profit
Energy storage gross profit increased by $3.4 million to $34.5 million for the three months ended July 1, 2006. Gross profit as a percentage of sales increased from 38.1% in the second quarter of 2005 to 39.3% in 2006 and was primarily driven by lower production costs per unit as increased production volumes resulted in fixed costs being applied to higher production volumes. Raw material and energy cost increases have been largely offset by internal cost saving actions and recent price increases.

Separations media gross profit increased by $0.7 million to $10.1 million for the three months ended July 1, 2006. Gross profit as a percentage of sales decreased from 30.3% in the second quarter of 2005 to 28.6% in 2006 and was primarily due to lower average selling prices of hemodialysis membranes associated with customer mix and higher energy costs, partially offset by cost reductions resulting from the 2004 business restructuring and production efficiencies related to the accelerated production volumes of cellulosic hemodialysis membranes during 2006. In response to the decline in cellulosic demand, we expect to have a plan to realign our cost structure in the third or fourth quarter of 2006.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $3.4 million primarily due to increased costs aimed at driving growth, including personnel costs and the accrual of performance-based incentive compensation plan costs, and increased selling and other expenses.
Interest expense
The $3.4 million increase in interest expense was primarily due to the increase in the interest rates on our debt, partially offset by the lower debt balances resulting from $23.0 million in debt repayments occurring in the latter half of 2005. The increase in interest rates on our variable rate debt were driven by increases in the underlying base rates and an increase in our interest rate margin percentage by 75 basis points as part of the amendment to our Credit Facility in December 2005.
Income taxes
The income tax provision for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis. The effective tax rate for the three months ended July 1, 2006 was 52.3% as compared to 2.6% in the prior year. Our effective tax rates varies due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, certain export sales which are excluded from taxable income and various changes in estimates of permanent differences and valuation allowances. The impact of these factors on the effective tax rate is exacerbated by the relatively low consolidated income before income taxes.
Comparison of the six months ended July 1, 2006 with the six months ended July 2, 2005
Net sales
Energy storage sales increased by $13.1 million to $171.0 million for the six months ended July 1, 2006. The increase in energy storage sales was primarily driven by an $8.1 million increase in lead-acid battery separator sales and an $8.9 million increase in lithium battery separator sales. These increases were partially offset by the negative impact of dollar/euro exchange rate fluctuations of $3.9 million. The increase in lead-acid battery separator sales was primarily attributable to increased volume demand, particularly in Asia, and to a lesser extent, the global price increase that was implemented in the fourth quarter of 2005. The increase in sales of lithium battery separators was primarily driven by volume growth for rechargeable lithium battery separators, partially offset by lower average selling prices due primarily to customer and product mix.
Separations media sales increased by $0.2 million to $67.4 million for the six months ended July 1, 2006. The increase in separations media sales consisted of a $5.9 increase in sales of filtration products, partially offset by a $1.6 million decrease in sales of hemodialysis membranes and the negative impact of dollar/euro exchange rate fluctuations of $3.3 million. The increase in filtration sales was primarily driven by increased volume demand from existing customers, new customers and new applications for microporous technology. The decrease in hemodialysis membrane sales is primarily due to a decline in cellulosic membrane sales and lower average selling prices, partially offset by increased sales volumes of synthetic membranes. The decline in average selling prices is due to a higher portion of sales being made to our larger customers who receive lower average selling prices.
Gross Profit
Energy storage gross profit increased by $8.4 million to $65.1 million for the six months ended July 1, 2006. Gross profit as a percentage of sales increased from 36.0% in the first half of 2005 to 38.1% in 2006 and was primarily driven by lower production costs per unit as increased production volumes resulted in fixed costs being applied to higher production volumes. Raw material and energy cost increases have been largely offset by internal cost saving actions and recent price increases.

Separations media gross profit decreased by $2.8 million to $19.8 million for the six months ended July 1, 2006. Gross profit as a percentage of sales decreased from 33.6% in the first half of 2005 to 29.4% in 2006 and was primarily driven by lower average selling prices of hemodialysis membranes related to customer mix and higher energy costs, partially offset by cost reductions resulting from the 2004 business restructuring and production efficiencies related to the accelerated production volumes of cellulosic hemodialysis membranes during 2006.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $7.5 million primarily due to increased costs aimed at driving growth, including personnel costs and the accrual of performance-based incentive compensation plan costs, and increased selling and other expenses.
Interest expense
The $5.2 million increase in interest expense was primarily due to the increase in the interest rates on our debt, partially offset by the lower debt balances resulting from $50.4 million in debt repayments occurring in 2005. The increase in interest rates on our variable rate debt were driven by increases in the underlying base rates and an increase in our interest rate margin percentage by 75 basis points as part of the amendment to our Credit Facility in December 2005.
Income taxes
The income tax provision for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis. The effective tax rate for the six months ended July 1, 2006 was 52.4% as compared to (35.0)% in the prior year. Our effective tax rates varies due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, certain export sales which are excluded from taxable income and various changes in estimates of permanent differences and valuation allowances. The impact of these factors on the effective tax rate is exacerbated by the relatively low consolidated income before income taxes.
Business restructuring
2005 Restructuring Plan
During 2005, we initiated a business restructuring to better accommodate customer growth and related demand for both lead-acid and lithium battery separators in the greater Asian market. The realignment plan included the closure and downsizing of two European plants and the relocation of certain assets from those plants to our plant in Thailand. The plan also included the relocation of finishing equipment from the United States to China. During the three and six months ended July 1, 2006, we recorded $0.2 million and $0.3 million, respectively, in severance and benefit costs and $0.3 million and $0.4 million, respectively, in relocation costs related to this realignment plan. The total cost of the realignment plan is expected to be approximately $8.5 million, of which $7.6 million was recognized through July 1, 2006. Of the remaining costs, $0.6 million is expected to be recognized during the remainder of 2006 and $0.3 million is expected to be recognized during 2007.
2004 Restructuring Plan
In 2004, we initiated a business restructuring as part of an effort to manage costs and in response to the decision by one of our customers to outsource its dialyzer production. The cost reduction measures that we implemented included employee layoffs and the relocation of certain research and development operations. We also reserved for raw materials, including raw materials we were obligated to purchase under an existing purchase commitment. During the three and six months ended July 1, 2006, we recorded $0.1 million and $0.6 million, respectively, in costs related to the relocation of the research and development facilities. Total costs associated with the relocation are expected to be approximately $2.8 million, of which $2.7 million was recognized through July 1, 2006. The remaining costs are expected to be recognized during the latter half of 2006.

Restructuring activity during the six months ended July 1, 2006 consisted of:

	Balance at			Foreign
	December 31,	Restructuring	Cash	Currency	Balance at
(in millions)	2005	Charges	Payments	Translation	July 1, 2006

2005 Restructuring Plan:
Severance and benefit costs	$1.5	$0.3	$(0.9)	$0.1	$1.1
Other	—	0.4	(0.4)	—	—

	1.5	0.7	(1.3)	—	1.1

2004 Restructuring Plan:
Severance and benefit costs	4.1	—	(2.5)	0.2	1.7
Other	0.3	0.6	(0.8)	—	0.1

	4.4	0.6	(3.4)	0.2	1.8

Total	$5.9	$1.3	$(4.6)	$0.3	$2.9

Restructuring activity during the six months ended July 2, 2005 consisted of:

					Foreign
	Balance at	Restructuring	Non-cash	Cash	Currency	Balance at
(in millions)	January 1, 2005	Charges	Charges	Payments	Translation	July 2, 2005

2005 Restructuring Plan:
Severance and benefit costs	$—	$3.8	$—	$—	$(0.1)	$3.7
Asset disposals and impairments	—	1.3	(1.3)	—	—	—

	—	5.1	(1.3)	—	(0.1)	3.7

2004 Restructuring Plan:
Severance and benefit costs	14.9	—	—	(7.6)	$(1.1)	$6.2
Raw materials	1.3	—	—	—	(0.1)	1.1
Other	—	0.3	—	(0.3)	—	—

	16.2	0.3	—	(7.9)	$(1.2)	$7.3

Total	$16.2	$5.4	$(1.3)	$(7.9)	$(1.4)	$11.0

Liquidity and Capital Resources
Cash and cash equivalents increased to $40.5 million at July 1, 2006 from $28.1 million at December 31, 2005, primarily due to cash flows from operations of $22.4 million, partially offset by capital expenditures of $11.1 million.
Operating activities. Net cash provided by operations was $22.4 million in the six months ended July 1, 2006, as compared to $36.2 million in the six months ended July 2, 2005. Cash provided by operations for the six months ended July 1, 2006 consisted of net income before non-cash expenses of $31.4 million, less an increase in working capital. Accounts receivable increased from December 31, 2005 to July 1, 2006 by approximately $10.9 million (excluding the $3.9 million increase due to movements in the dollar / euro exchange rate) primarily due to the increase in sales during the quarter while days sales outstanding remained comparable to prior periods. Inventories increased approximately $3.3 million (excluding the $3.3 million increase due to movements in the dollar / euro exchange rate) primarily due to the build-up of cellulosic inventories as we produce during 2006 to meet customer sales commitments for 2006, 2007 and 2008. Accounts payable and accrued liabilities increased approximately $6.0 million (excluding the $4.5 million increase due to movements in the dollar / euro exchange rate) primarily due to an increase in accrued personnel costs, including the performance-based incentive compensation plan accrual.
Cash provided by operations for the six months ended July 2, 2005 primarily consisted of net income before non-cash expenses, offset somewhat by an increase in working capital. During 2005, accounts receivable decreased approximately $9.6 million (excluding a $6.2 million decrease due to movements in the dollar / euro exchange range) primarily due to a 21% decrease in days sales outstanding primarily driven by the timing of payments from customers and the collection of a past due receivable. In 2004, a customer decided to outsource its dialyzer production and withheld payment on their account until certain issues unrelated to the collection of the receivable were resolved. Inventories increased approximately $2.7 million (excluding the $4.4 million decrease due to movements in the dollar / euro exchange rate) primarily due to the planned inventory build to accommodate our annual European shutdowns for routine maintenance in the third quarter. Accounts payable and accrued liabilities decreased approximately $12.1 million (excluding a $6.1 million decrease due to movements in the dollar / euro exchange rate) primarily due to a decrease in the restructuring accrual of $3.8 million and the timing of payments.
Investing activities. Capital expenditures were $11.1 million and $6.6 million in the six months ended July 1, 2006 and July 2, 2005, respectively. We expect to spend approximately $20.0 million for capital expenditures in fiscal 2006.
Financing activities. Cash used in financing activities was $0.3 million and $28.1 million in the six months ended July 1, 2006 and July 2, 2005, respectively. During the six months ended July 2, 2005, we made an optional prepayment of $25.0 million on the term loans under the Credit Facility.
The Credit Facility is comprised of a U.S. dollar term loan facility ($328.2 million outstanding at July 1, 2006), a Eurodollar term loan facility ($40.5 million outstanding at July 1, 2006) and a $90.0 million revolving credit facility (all of which remains unfunded). The term loan facilities come due in 2011 and the revolving credit facility is due is 2010.
Borrowings under the Credit Facility bear interest at our choice of the Eurodollar rate or adjusted base rate, in each case, plus an applicable margin, subject to adjustment based on a pricing grid. At July 1, 2006, the interest rates on the U.S. dollar term loan and Eurodollar term loan facilities were 7.98% and 5.80%, respectively.
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
Adjusted EBITDA, as defined under Polypore’s credit agreement, is calculated as follows:

	Twelve Months	Three Months
	Ended	Ended
(in millions)	July 1, 2006	July 1, 2006

Net income	$12.5	$4.0
Add:
Depreciation and amortization	54.9	14.6
Interest expense, net	64.0	17.5
Provision for income taxes	(5.7)	(0.6)

EBITDA	125.7	35.5

Add:
Foreign currency loss	1.1	1.1
Operating lease payments on lease that was terminated (1)	2.0	—
Other non-cash charges (2)	(1.9)	0.3
Business restructuring	4.7	0.6
Loss on disposal of property, plant, and equipment	1.3	0.7

Adjusted EBITDA	$132.9	$38.2

(1)	Represents payments under an operating lease agreement that the Company terminated during the second quarter of 2006 and purchased the equipment from the lessor.

(2)	Represents other income of $2.6 million resulting from a reduction of the postemployment benefits accrual upon adoption of EITF 05-5 and compensation expense recorded under EITF 05-5 of $0.3 million and $0.7 million during the three and twelve months periods ended July 1, 2006, respectively.

The calculation of the minimum interest coverage ratio is as follows:

	Twelve Months
	Ended
(in millions)	July 1, 2006

Adjusted EBITDA	$132.9
Consolidated interest expense, as defined in the Credit Agreement	61.1
Actual interest coverage ratio	2.18	x
Permitted minimum interest coverage ratio	1.70	x
Under the Credit Facility, Polypore is required to maintain a ratio of Adjusted EBITDA to interest expense for any four consecutive fiscal quarters ending during any of the following periods or on any of the following dates of at least the following ratios:

Date or Period	Ratio

April 1, 2006 through March 31, 2007	1.70 to 1.00
June 30, 2007	1.75 to 1.00
September 29, 2007 through June 28, 2008	1.90 to 1.00
September 27, 2008 through January 3, 2009	2.00 to 1.00
January 4, 2009 through January 2, 2010	2.75 to 1.00
April 3, 2010 and each fiscal quarter thereafter	3.00 to 1.00
The calculation of the maximum leverage ratio is as follows:

	Twelve Months
	Ended
(in millions)	July 1, 2006

Indebtedness, as defined in the Credit Agreement	$792.6
Adjusted EBITDA	132.9
Actual leverage ratio	5.96	x
Permitted maximum leverage ratio	6.90	x
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
Polypore’s 8.75% Notes ($415.8 million outstanding at July 1, 2006) that mature in 2012 are guaranteed by most of our existing and future domestic restricted subsidiaries, subject to certain exceptions. Except under certain circumstances, the 8.75% Notes do not require principal payments prior to their maturity in 2012. Interest on the 8.75% Notes is payable semi-

annually in cash. The 8.75% Notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments.
Our 10.5% senior discount notes ($238.4 million outstanding at July 1, 2006) will mature in 2012 and, except under certain circumstances, such notes do not require principal payments prior to their maturity in 2012. Interest on the 10.5% senior discount notes will be payable in cash on July 1 and October 1 of each year, commencing on July 1, 2009. The 10.5% senior discount notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. Polypore International is the sole obligor of the 10.5% senior discount notes and, although, as a holding company, we are dependent on the cash flow (and possibly the assets) of our subsidiaries to meet our debt obligations, our subsidiaries have no obligation under the 10.5% senior discount notes.
As of July 1, 2006, our cash interest requirements for the next 12 months are expected to be approximately $66.7 million.
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
Foreign Operations
We manufacture our products at 11 strategically located facilities in North America, Europe and Asia. Net sales from the foreign locations were approximately $142.9 million for the six months ended July 1, 2006 and July 2, 2005. Typically, we sell our products in the currency of the country where the manufacturing facility that produces the product is located. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on our business or market opportunities within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.
Environmental matters
The Company accrues for environmental obligations when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. Environmental reserves were $26.8 million and $25.6 million as of July 1, 2006 and December 31, 2005, respectively.
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
The Company has indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel (“Akzo”), the prior owner of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. The Akzo agreement provides indemnification of claims through December 2007, with the indemnification percentage decreasing each year during the coverage period. Through December 2003, Akzo pays 75% of any approved claim. After that, Akzo pays 65% of claims reported through December 2006 and 50% of claims reported through December 2007. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. At July 1, 2006 and December 31, 2005, amounts receivable under the indemnification agreement were $18,729,000 and $17,369,000, respectively. Payments on these indemnification receivables will be due as the Company expends funds for the environmental matters.
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
On January 1, 2006, the Company adopted EITF Issue No. 05-5. The EITF agreed with FASB staff observations that the salary components of Type I and Type II ATZ arrangements (excluding the bonus and additional contributions into the German government pension scheme) should be recognized over the period from the point at which the ATZ period begins until the end of the active service period. Additionally, the portion of the salary that is deferred under a Type II arrangement should be discounted if payment is expected to be deferred for a period longer than one year. In addition, the EITF reached a consensus that the bonus feature and the additional contributions into the German government pension scheme (collectively, the additional compensation) under a Type II ATZ arrangement should be accounted for as a postemployment benefit under Statement 112. An entity should recognize the additional compensation over the period from the point at which the employee signs the ATZ contract until the end of the active service period. The EITF also concluded that the employer should recognize the government subsidy when it meets the necessary criteria and is entitled to the subsidy. As a result of adopting this consensus, which was treated as a change in accounting estimate effected by a change in accounting principle as described in paragraph 19 of FAS 154, the Company is required to recognize the bonus feature of its ATZ arrangements over the remaining active service period of the employees that have signed ATZ contracts. The Company had previously accrued for the bonus feature of its ATZ arrangements through purchase accounting in connection with an acquisition in 2002. As a result of the adoption of EITF 05-5, the Company reduced the accrual for postemployment benefits and recognized $2.6 million in other income in the three months ended April 1, 2006. This reduction in the postemployment benefits accrual increased net income by $1.6 million, net of $1.0 million in income tax expense. The impact of adopting EITF 05-5 is expected to result in additional compensation expense of approximately $1.2 million in 2006, of which $0.3 million and $0.7 million was recognized in the three and six months ended July 1, 2006, respectively. The impact of this additional compensation expense reduced net income by $0.2 million, net of income taxes of $0.1 million, during the three months ended July 1, 2006 and reduced net income by $0.4 million, net of income taxes of $0.3 million, during the six months ended July 1, 2006.

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
On January 1, 2006, the Company adopted FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123R”). FAS 123R generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements. The Company adopted FAS 123R using the modified prospective transition method, and therefore, the prior period amounts in our Condensed Consolidated Financial Statements have not been restated to reflect the impact of FAS 123R. Prior to adopting FAS 123R, the Company accounted for employee share-based compensation using the fair value method under FASB Statement No. 123, Accounting for Stock Based Compensation (“FAS 123”). As a result of adopting FAS 123R, the Company’s income before income taxes and net income for the six months ended July 1, 2006 was $0.1 million higher than if the Company had continued to account for share-based compensation under FAS 123. Basic and diluted earnings per share for the six months ended July 1, 2006 were $0.31 higher than if the Company had continued to account for share-based compensation under FAS 123. Under FAS 123R, the value of stock options that are ultimately expected to vest is expensed over the requisite service period (the vesting period). FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates. Prior to the adoption of FAS 123R, the Company accounted for forfeitures as they occurred as allowed under FAS 123. For companies that accounted for forfeitures on an actual basis, FAS 123R requires the amount of expected forfeitures to be estimated upon adoption of FAS 123R and the difference to be recognized as a cumulative effect of a change in accounting principle. Under this provision of FAS 123R, the Company recorded a $0.3 million reduction in our net loss (net of income tax expense of $0.1 million) shown as a cumulative effect of a change in accounting principle. The adoption of FAS 123R did not have a significant impact on cash flows from operations or financing activities.
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertain tax positions. This Interpretation allows the tax effects from an uncertain tax position be recognized in the Company’s financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, which are potential losses arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange fluctuations. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
Interest rate risk
At July 1, 2006, we had fixed rate debt of approximately $654.3 million and variable rate debt of approximately $368.7 million. The pre-tax earnings and cash flow impact resulting from a 100 basis point increase in interest rates on our variable rate debt, holding other variables constant, would be approximately $3.7 million per year. We currently are not a party to any interest rate hedging arrangements. We may decide in the future to enter into interest rate hedging arrangements.

Currency risk
Outside of the United States, we maintain assets and operations in Europe and, to a lesser extent, Asia. The results of operations and financial position of our foreign operations are principally measured in their respective currency and translated into U.S. dollars. As a result, exposure to foreign currency gains and losses exists. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency. Our subsidiaries and affiliates also purchase and sell products and services in various currencies. As a result, we may be exposed to cost increases relative to the local currencies in the markets in which we sell. Because the percentage of our revenues in a foreign currency differs from the percentage of our costs in that currency, a change in the relative value of the U.S. dollar could have a disproportionate impact on our revenues compared to our cost, which could impact our margins. A portion of our assets are based in our foreign locations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected in other comprehensive income (loss). We have a euro-denominated term loan and senior subordinated notes that effectively hedge the Company’s net investment in foreign subsidiaries. Therefore, foreign currency gains and losses resulting from the translation of the euro-denominated debt are included in accumulated other comprehensive income (loss). Accordingly, our consolidated shareholders’ equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency, primarily the euro.
The dollar/euro exchange rates used in our financial statements for the periods ended as set forth below were as follows:

	July 1, 2006	July 2, 2005

Period end rate	1.2721	1.2111
Period average rate for the three months ended	1.2561	1.2907
Period average rate for the six months ended	1.2295	1.3077
Our strategy for management of currency risk relies primarily on conducting our operations in a country’s respective currency and may, from time to time, involve currency derivatives. As of July 1, 2006, we did not have any foreign currency derivatives outstanding.
Item 4. Controls and Procedures
An evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective, as of July 1, 2006, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
During the three months ended July 1, 2006, there has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 14, 2006, Polypore International, Inc. issued 517 shares of common stock to its parent at a price of $772.46 per share, or $399,362 in aggregate. The proceeds from the issuance are being used for general corporate purposes.
Item 6. Exhibits

Exhibit No.	Exhibit Description

10.1	Employment Agreement, dated as of April 17, 2006, by and between Polypore, Inc., a subsidiary of Polypore International, Inc., and Mitchell J. Pulwer

10.2	Agreement and Release, dated as of April 17, 2006, by and between Celgard, LLC, an indirect subsidiary of Polypore International, Inc., and Bradley W. Reed

10.3	Employment Agreement, dated as of April 4, 2006, by and between Membrana, GmbH, an indirect subsidiary of Polypore International, Inc., and Josef Sauer

10.4	Polypore International, Inc. 2006 Stock Option Plan

10.5	Form of Option Agreement pursuant to the Polypore International, Inc. 2006 Stock Option Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2006		POLYPORE INTERNATIONAL, INC.
(Registrant)

	By:	/s/ Robert B. Toth

Robert B. Toth
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Lynn Amos

Lynn Amos
Chief Financial Officer
(principal financial officer and principal accounting officer)