Form 10-Q
period 2006-09-30
Polypore International, Inc.
filed 2006-11-14
CIK 1292556

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006

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

Polypore International, Inc.
Index to Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2006
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Polypore International, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2006	December 31, 2005*
(in thousands)	(unaudited)

Assets
Current assets:
Cash and equivalents	$63,795	$28,060
Accounts receivable, net	98,131	88,347
Inventories	66,434	60,539
Prepaid and other	10,256	9,035

Total current assets	238,616	185,981
Property, plant and equipment, net	357,239	370,871
Goodwill	567,587	567,587
Intangibles and loan acquisition costs, net	208,945	222,666
Environmental indemnification receivable	16,767	16,366
Other	2,169	1,105

Total assets	$1,391,323	$1,364,576

Liabilities and shareholders’ equity
Current liabilities:
Revolving credit obligations	$—	$—
Accounts payable	23,980	23,209
Accrued liabilities	65,851	32,804
Income taxes payable	6,291	4,284
Current portion of debt	4,768	1,224
Current portion of capital lease obligation	1,363	1,326

Total current liabilities	102,253	62,847
Debt, less current portion	1,024,831	994,270
Capital lease obligation, less current portion	5,104	6,018
Pension and postretirement benefits	56,335	51,386
Postemployment benefits	4,579	7,096
Environmental reserve, less current portion	22,783	22,264
Deferred income taxes	100,548	125,501
Other	3,862	1,862
Commitments and contingencies	—	—

Shareholders’ equity:
Common stock	2	2
Paid-in capital	125,183	124,924
Retained deficit	(49,028)	(22,207)
Accumulated other comprehensive loss	(5,129)	(9,387)

	71,028	93,332

Total liabilities and shareholders’ equity	$1,391,323	$1,364,576

* Derived from audited consolidated financial statements
See notes to condensed consolidated financial statements

Polypore International, Inc.
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(in thousands, except share and per share data)	2006	2005	2006	2005

Net sales	$116,384	$105,764	$354,771	$330,876
Cost of goods sold	78,296	74,316	231,737	220,030

Gross profit	38,088	31,448	123,034	110,846
Selling, general and administrative expenses	19,973	18,454	64,489	55,460
Business restructuring	36,333	1,453	37,658	6,855

Operating income (loss)	(18,218)	11,541	20,887	48,531
Other (income) expense:
Interest expense, net	22,880	20,580	68,642	61,178
Change in accounting principle related to postemployment benefits	—	—	(2,593)	—
Foreign currency and other	284	(126)	2,265	(3,531)

	23,164	20,454	68,314	57,647

Loss before income taxes and the cumulative effect of a change in accounting principle	(41,382)	(8,913)	(47,427)	(9,116)
Income taxes	(17,264)	(6,605)	(20,375)	(6,534)

Loss before the cumulative effect of a change in accounting principle	(24,118)	(2,308)	(27,052)	(2,582)
Cumulative effect of a change in accounting principle related to stock compensation, net of income taxes of $139	—	—	231	—

Net loss	$(24,118)	$(2,308)	$(26,821)	$(2,582)

Net loss per share — basic and diluted:
Loss before cumulative effect of a change in accounting principle	$(140.27)	$(13.46)	$(157.63)	$(15.06)
Cumulative effect of a change in accounting principle related to stock compensation, net of income taxes	—	—	1.35	—

Net loss per share	$(140.27)	$(13.46)	$(156.28)	$(15.06)

Weighted average shares outstanding — basic and diluted	171,938	171,421	171,622	171,421
See notes to condensed consolidated financial statements

Polypore International, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
(in thousands)	September 30, 2006	October 1, 2005

Operating activities:
Net loss	$(26,821)	$(2,582)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	30,689	28,947
Amortization expense	13,259	13,307
Amortization of loan acquisition costs	2,246	2,044
Amortization of debt discount	17,990	16,265
Stock compensation	230	287
Loss on disposal of property, plant and equipment	842	294
Foreign currency and other	538	(3,860)
Deferred income taxes	(29,122)	(2,284)
Business restructuring	37,658	6,855
Change in accounting principle related to postemployment benefits	(2,593)	—
Cumulative effect of change in accounting principle related to stock compensation	(370)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,913)	6,181
Inventories	(3,259)	3,294
Prepaid and other current assets	(562)	(2,088)
Accounts payable and accrued liabilities	10,025	1,533
Income taxes payable	1,420	(5,386)
Other, net	4,147	(2,522)

Net cash provided by operating activities	50,404	60,285
Investing activities:
Purchases of property, plant and equipment	(15,862)	(9,994)
Proceeds from sale of property, plant and equipment	61	24

Net cash used in investing activities	(15,801)	(9,970)
Financing activities:
Principal payments on debt	(1,116)	(50,065)
Loan acquisition costs	(15)	(798)
Issuance of common stock	399	—

Net cash used in financing activities	(732)	(50,863)
Effect of exchange rate changes on cash and equivalents	1,864	(2,692)

Net increase (decrease) in cash and equivalents	35,735	(3,240)
Cash and equivalents at beginning of period	28,060	33,149

Cash and equivalents at end of the period	$63,795	$29,909

See notes to condensed consolidated financial statements

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Description of Business and Basis of Presentation
Description of Business — Polypore International, Inc. (the “Company” or “Polypore International”) is a global leader in microporous membrane technology for high performance separation and filtration processes. Polypore International’s flat sheet and hollow fiber membranes are used in specialized applications ranging from ion exchange to those that require the removal or separation of various materials from liquids, primarily in the ultrafiltration and microfiltration markets. The Company has a global presence in the major geographic markets of North America, South America, Western Europe and Asia.
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
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, the unaudited condensed consolidated financial statements and notes do not contain certain information included in the Company’s annual financial statements. In the opinion of management, all normal and recurring adjustments that are necessary for a fair presentation have been made. Operating results for the period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the annual audited financial statements for the fiscal year ended December 31, 2005.
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
On January 1, 2006, the Company adopted EITF Issue No. 05-5, Accounting for Early Retirement or Postemployment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements) (“EITF 05-5”). The EITF agreed with FASB staff observations that the salary components of Type I and Type II ATZ arrangements (excluding the bonus and additional contributions into the German government pension scheme) should be recognized over the period from the point at which the ATZ period begins until the end of the active service period. Additionally, the portion of the salary that is deferred under a Type II arrangement should be discounted if payment is expected to be deferred for a period longer than one year. In addition, the EITF reached a consensus that the bonus feature and the additional contributions into the German government pension scheme (collectively, the additional compensation) under a Type II ATZ arrangement should be accounted for as a postemployment benefit under Statement 112. An entity should recognize the additional compensation over the period from the point at which the employee signs the ATZ contract until the end of the active service period. The EITF also concluded that the employer should recognize the government subsidy when it meets the necessary criteria and is entitled to the subsidy. As a result of adopting this consensus, which was treated as a change in accounting estimate effected by a change in accounting principle as described in paragraph 19 of FAS 154, the Company is required to recognize the bonus feature of its ATZ arrangements over the remaining active service period of the employees that have signed ATZ contracts. The Company had previously accrued for the bonus feature of its ATZ arrangements through purchase accounting in connection with an acquisition in 2002. As a result of the adoption of EITF 05-5, the Company reduced the accrual for postemployment benefits and recognized $2,593,000 in other income in the three months ended April 1, 2006. This reduction

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
in the postemployment benefits accrual increased net income by $1,634,000, or $9.52 per share, net of $959,000 in income tax expense. The impact of adopting EITF 05-5 is expected to result in additional compensation expense of approximately $1,200,000 in 2006, of which $292,000 and $987,000 was recognized in the three and nine months ended September 30, 2006, respectively. The impact of this additional compensation expense reduced net income by $184,000, or $1.07 per share, net of income taxes of $108,000, during the three months ended September 30, 2006 and reduced net income by $622,000, or $3.62 per share, net of income taxes of $365,000, during the nine months ended September 30, 2006.
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
On January 1, 2006, the Company adopted FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123R”). FAS 123R generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements. The Company adopted FAS 123R using the modified prospective transition method, and therefore, the prior period amounts in our Condensed Consolidated Financial Statements have not been restated to reflect the impact of FAS 123R. Prior to adopting FAS 123R, the Company accounted for employee share-based compensation using the fair value method under FASB Statement No. 123, Accounting for Stock Based Compensation (“FAS 123”). As a result of adopting FAS 123R, the Company’s income before income taxes and net income for the nine months ended September 30, 2006, was $120,000 and $74,000 higher, respectively, than if the Company had continued to account for share-based compensation under FAS 123. Basic and diluted earnings per share for the nine months ended September 30, 2006 were $0.43 higher than if the Company had continued to account for share-based compensation under FAS 123. Under FAS 123R, the value of stock options that are ultimately expected to vest is expensed over the requisite service period (the vesting period). FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates. Prior to the adoption of FAS 123R, the Company accounted for forfeitures as they occurred as allowed under FAS 123. For companies that accounted for forfeitures on an actual basis, FAS 123R requires the amount of expected forfeitures to be estimated upon adoption of FAS 123R and the difference to be recognized as a cumulative effect of a change in accounting principle. Under this provision of FAS 123R, the Company recorded a $231,000 reduction in our net loss (net of income tax expense of $139,000) shown as a cumulative effect of a change in accounting principle. The adoption of FAS 123R did not have a significant impact on cash flows from operations or financing activities. See note 8 for additional information on our stock option plans.
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
In September 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FAS 158”). FAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status through comprehensive income in the year in which the changes occur. This requirement will be effective for the Company as of December 29, 2007. SFAS 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of its fiscal year-end, with limited exceptions. This requirement is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact the adoption of FAS 158 will have on its consolidated financial statements.

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
3. Inventories
Inventories are carried at the lower of cost or market using the first-in, first-out (“FIFO”) method of accounting. Inventories consist of the following:

(in thousands)	September 30, 2006	December 31, 2005

Raw materials	$20,334	$21,485
Work-in-process	10,908	7,171
Finished goods	35,192	31,883

Total	$66,434	$60,539

4. Debt
Debt, in order of priority, consists of:

(in thousands)	September 30, 2006	December 31, 2005

Senior credit facilities:
Revolving credit facility	$—	$—
Term loan facilities	368,574	365,735
8.75% senior subordinated notes	415,320	401,955
10.50% senior discount notes, net of unamortized original issue discount of $55,499 and $73,489, respectively	244,501	226,511
Other	1,204	1,293

	1,029,599	995,494
Less current maturities	4,768	1,224

Long-term debt	$1,024,831	$994,270

5. Pension and Other Postretirement Benefits
The Company and its subsidiaries sponsor multiple defined benefit pension plans, which are primarily located at subsidiaries outside of the U.S., and an other postretirement benefit plan located in the U.S.
The following tables provide the components of net periodic benefit cost:

	Pension Plans
	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Service cost	$807	$533	$2,285	$1,763
Interest cost	854	699	2,422	2,315
Expected return on plan assets	(211)	(192)	(603)	(650)
Recognized net actuarial loss	9	13	26	43

Net periodic benefit cost	$1,459	$1,053	$4,130	$3,471

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Service cost	$7	$7	$23	$21
Interest cost	29	29	86	86
Recognized net actuarial loss	2	–	6	1

Net periodic benefit cost	$38	$36	$115	$108

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
6. Environmental Matters
The Company accrues for environmental obligations when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. Environmental reserves were $26,486,000 and $25,568,000 as of September 30, 2006 and December 31, 2005, respectively.
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
The Company has indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel (“Akzo”), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. The Akzo agreement provides indemnification of claims through December 2007, with the indemnification percentage decreasing each year during the coverage period. Through December 2003, Akzo pays 75% of any approved claim. After that, Akzo pays 65% of claims reported through December 2006 and 50% of claims reported through December 2007. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. At September 30, 2006 and December 31, 2005, amounts receivable under the indemnification agreements were $17,986,000 and $17,369,000, respectively. Payments under the indemnification agreements are due as the Company expends funds for the environmental matters.
7. Business Restructuring
2006 Restructuring Plan
In response to a significant decline in demand for cellulosic hemodialysis membranes driven by a shift in industry demand toward synthetic membranes, the Company’s Separations Media segment decided to exit the production of cellulosic membranes and realign its cost structure at its Wuppertal, Germany facility.
On August 24, 2006, the Company announced a layoff of 150 employees and began negotiations with the local Works Council on the specifics of the plan. During the third quarter of 2006, the Company recorded a restructuring charge of $36,008,000 related to the 2006 restructuring plan. The timing, scope and costs of these restructuring measures are subject to change as the Company continues to negotiate with the local Works Council and evaluates all of the costs associated with these measures. The restructuring charge included cash charges of $18,137,000, consisting of $13,513,000 for the layoff of 150 employees and $4,624,000 for other costs related to the shutdown of portions of the Wuppertal facility that will no longer be used. These other costs are related to local regulations surrounding complete or partial shutdowns of a facility. The restructuring charge also included a non-cash impairment charge of $17,871,000 associated with certain buildings and equipment that will no longer be used once cellulosics production has ceased.

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
2005 Restructuring Plan
In order to better accommodate customer growth and related demand for both lead-acid and lithium battery separators in the greater Asian market, the Company’s Energy Storage segment transferred certain assets from Europe and the United States to its facilities in Thailand and China. The capacity realignment plan included the closure of the Company’s facility in Feistritz, Austria, the downsizing of its Norderstedt, Germany facility and the relocation of certain assets from these two plants to the Company’s facilities in Prachinburi, Thailand. Additionally, finishing equipment from the Company’s facility in Charlotte, North Carolina was relocated to its facility in Shanghai, China. The total cost of the realignment plan is expected to be approximately $8,573,000, of which $7,933,000 was recognized through September 30, 2006. Of the remaining costs, $345,000 is expected to be recognized during the remainder of 2006, and $295,000 is expected to recognized during 2007. In addition to the benefit of realigning capacity with market growth, the Company expects to realize costs savings, a portion of which will be realized in 2006 with the full impact expected to be realized in 2007. The timing and scope of these restructuring measures are subject to change as the Company further evaluates its business needs and costs.
Costs for the disassembly and moving of equipment, legal expenses and certain other costs of the realignment plan will be recognized as incurred in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These costs, which are included in the total cost of the realignment plan noted above, are expected to be approximately $2,087,000, of which $1,492,000 was recognized through September 30, 2006. The Company expects to recognize $322,000 of the remaining costs during the remainder of 2006 and to recognize $273,000 in costs during 2007.
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
During 2004, the Company recorded a $13,899,000 charge for severance and benefit costs for the employee layoffs. In addition, the Company established a $1,788,000 accrual for raw materials, a portion of which the Company was obligated to purchase under an existing purchase commitment. In connection with the relocation of its research and development operations, total costs are expected to be approximately $2,730,000, of which $2,698,000 was recognized through September 30, 2006. The remaining costs are expected to be recognized during the fourth quarter of 2006.
Restructuring activity during the nine months ended September 30, 2006 consists of:

	Balance at				Foreign	Balance at
	December 31,	Restructuring	Non-cash	Cash	Currency	September 30,
(in thousands)	2005	Charges	Charges	Payments	Translation	2006

2006 Restructuring Plan:
Severance and benefit costs	$—	$13,513	$—	$(87)	$(64)	$13,362
Asset impairment	—	17,871	(17,871)	—	—	—
Other	—	4,624	—	(11)	(22)	4,591

	—	36,008	(17,871)	(98)	(86)	17,953

2005 Restructuring Plan:
Severance and benefit costs	1,506	272	—	(1,024)	111	865
Other	—	807	—	(807)	—	—

	1,506	1,079	—	(1,831)	111	865

2004 Restructuring Plan:
Severance and benefit costs	4,069	—	—	(2,944)	178	1,303
Raw materials	32	—	—	(33)	1	—
Other	265	571	—	(844)	8	—

	4,366	571	—	(3,821)	187	1,303

Total	$5,872	$37,658	$(17,871)	$(5,750)	$212	$20,121

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The current portion of the reserve for business restructuring costs is recorded in accrued liabilities and the non-current portion is recorded in other non-current liabilities. The current portion of the reserve for business restructuring costs was $17,370,000 and $5,872,000 at September 30, 2006 and December 31, 2005, respectively.
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
In 2004, the Company adopted the Polypore International, Inc. 2004 Stock Option Plan (“2004 Plan”). Under the 2004 Plan, options granted have 10-year terms, vest and become fully exercisable through 2008 upon satisfaction of certain performance criteria. In addition, all or a portion of the options will vest upon a change in control and the satisfaction of certain performance criteria, as defined under the plan. As a condition to receiving stock option grants under the 2006 Plan, participants in the 2006 Plan agreed that all unvested stock options granted under the 2004 Plan would be forfeited. Additionally, the participants in the 2006 Plan agreed that all vested stock options granted under the 2004 Plan would be subject to the terms and conditions of the 2006 Plan and that the exercise price and expiration date of the previously vested options would remain unchanged.
On June 14, 2006, the Company recognized additional stock compensation expense of $47,000 for the repricing of 1,063 stock options issued under the 2004 Plan. The exercise price of the options, which were granted in 2005, was reduced from $850 and $875 per share to $772 per share.
A summary of the Company’s stock option activity and related information is as follows:

		Weighted-	Weighted Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Instrinsic Value
	Options	Price	Term (Years)	(in thousands)

2006 Plan
Outstanding at December 31, 2005	—	—	—	—
Issued	13,219	772

Outstanding at September 30, 2006	13,219	772	9.7	1,424

Vested and exercisable at September 30, 2006	—	—	—	—

2004 Plan
Outstanding at December 31, 2005	8,741	$800	9.0	$814
Forfeited	(1,060)	725
Unvested options forfeited upon grant of options under the 2006 Plan	(5,566)	814

Outstanding at September 30, 2006	2,115	749	8.2	278

Vested and exercisable at September 30, 2006	1,389	761	8.5	165

Exercise prices for options outstanding at September 30, 2006 ranged from $725 to $772.

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company adopted FAS 123R on January 1, 2006, using the modified prospective transition method. The Company accounts for share-based compensation plans under the fair value method as defined in FAS 123R. Under FAS 123R, the Company is required to estimate the fair value of stock options on the date of the grant using an option-pricing model. The fair value of each stock option granted under the 2004 Plan or the 2006 Plan was estimated on the date of grant based on the Black-Scholes option pricing model with the following weighted-average assumptions:

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
During the three months ended September 30, 2006, the Company recorded $157,000 in stock compensation expense. During the nine months ended September 30, 2006, the Company recorded $230,000 in stock compensation expense, including $47,000 related to the stock option repricing discussed above. Stock compensation expense recognized under FAS 123 was $96,000 and $287,000 for the three and nine months ended October 1, 2005, respectively. As of September 30, 2006, the Company had $2,048,000 of total unrecognized stock compensation expense, net of estimated forfeitures, related to unvested stock options. This compensation expense is expected to be recognized over a weighted average period of 3.3 years.
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
10. Comprehensive Loss
Comprehensive loss is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Net loss	$(24,118)	$(2,308)	$(26,821)	$(2,582)
Other comprehensive income (loss), primarily foreign currency translation	1,045	195	4,258	(5,304)

Comprehensive loss	$(23,073)	$(2,113)	$(22,563)	$(7,886)

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
11. Related Party Transactions
The Company’s German subsidiary has equity investments in two companies that provide patent, trademark and research services for the Company. These investments represent 25% ownership in each of the firms and are accounted for by the equity method of accounting. The Company’s equity investment account balance was $213,000 and $150,000 at September 30, 2006 and December 31, 2005, respectively. Charges from the affiliates for work performed were $195,000 and $655,000 for the three and nine months ended September 30, 2006, respectively. Charges from the affiliates for work performed were $147,000 and $870,000 for the three and nine months ended October 1, 2005, respectively. The amounts due to the affiliates at September 30, 2006 and December 31, 2005 were approximately $57,000 and $84,000, respectively.
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
Financial information relating to the reportable operating segments is presented below:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(in thousands)	2006	2005	2006	2005

Net sales to external customers:
Energy storage	$83,109	$76,018	$254,071	$233,934
Separations media	33,275	29,746	100,700	96,942

Total net sales to external customers	$116,384	$105,764	$354,771	$330,876

Operating income (loss):
Energy storage	$17,746	$13,842	$53,225	$45,330
Separations media	453	60	5,482	11,378
Corporate	(84)	(908)	(162)	(1,322)

Segment operating income	18,115	12,994	58,545	55,386
Business restructuring	36,333	1,453	37,658	6,855

Total operating income (loss)	(18,218)	11,541	20,887	48,531
Reconciling items:
Interest expense, net	22,880	20,580	68,642	61,178
Change in accounting principle related to postemployment benefits	—	—	(2,593)	—
Foreign currency and other	284	(126)	2,265	(3,531)

Total consolidated loss before income taxes and cumulative effect of a change in accounting principle	$(41,382)	$(8,913)	$(47,427)	$(9,116)

Depreciation and amortization:
Energy storage	$7,785	$8,363	$23,511	$25,045
Separations media	7,021	5,529	20,437	17,209

Total depreciation and amortization	$14,806	$13,892	$43,948	$42,254

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
Results of Operations
The following tables set forth, for the periods indicated, certain historical operating data of Polypore International in amount and as a percentage of net sales:

	Three months ended		Three months ended
	September 30,	October 1,	September 30,	October 1,
($’s in millions)	2006	2005	2006	2005

Net sales	$116.4	$105.8	100.0%	100.0%

Gross profit	38.1	31.4	32.7%	29.7%
Selling, general and administrative expenses	20.0	18.5	17.2%	17.4%
Business restructuring	36.3	1.5	31.2%	1.4%

Operating income (loss)	(18.2)	11.5	(15.7)%	10.9%
Interest expense, net	22.9	20.6	19.7%	19.5%
Foreign currency and other	0.3	(0.1)	0.2%	(0.1)%

	23.2	20.5	19.9%	19.3%

Loss before income taxes	(41.4)	(8.9)	(35.6)%	(8.4)%
Income taxes	(17.3)	(6.6)	(14.8)%	(6.2)%

Net loss	$(24.1)	$(2.3)	(20.7)%	(2.2)%

	Nine months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
($’s in millions)	2006	2005	2006	2005

Net sales	$354.8	$330.9	100.0%	100.0%

Gross profit	123.0	110.8	34.7%	33.5%
Selling, general and administrative expenses	64.5	55.5	18.2%	16.8%
Business restructuring	37.7	6.9	10.6%	2.1%

Operating income	20.9	48.5	5.9%	14.7%
Interest expense, net	68.6	61.2	19.3%	18.5%
Change in accounting principle related to postemployment benefits	(2.6)	—	(0.7)%	—%
Foreign currency and other	2.3	(3.5)	0.6%	(1.1)%

	68.3	57.6	19.3%	17.4%

Loss before income taxes and the cumulative effect of a change in accounting principle	(47.4)	(9.1)	(13.4)%	(2.8)%
Income taxes	(20.4)	(6.5)	(5.7)%	(2.0)%

Loss before the cumulative effect of a change in accounting principle	(27.1)	(2.6)	(7.6)%	(0.8)%
Cumulative effect of a change in accounting principle, net of tax	0.2	—	0.1%	—%

Net loss	$(26.8)	$(2.6)	(7.6)%	(0.8)%

Comparison of the three months ended September 30, 2006 with the three months ended October 1, 2005
Net sales
Energy storage sales increased by $7.1 million to $83.1 million for the three months ended September 30, 2006. The increase in energy storage sales was primarily driven by a $3.8 million increase in lead-acid battery separator sales and a $1.9 million increase in lithium battery separator sales. Also contributing to the increase was the positive impact of dollar/euro exchange rate fluctuations of $1.9 million. The increase in lead-acid battery separator sales was primarily attributable to increased volume growth, particularly in Asia, and to a lesser extent, the global price increase that we implemented in the fourth quarter of 2005. The increase in sales of lithium battery separators was primarily driven by volume growth for rechargeable lithium battery separators, and to a lesser extent, higher average selling prices due primarily to customer and product mix.
Separations media sales increased by $3.6 million to $33.3 million for the three months ended September 30, 2006. The increase in separations media sales was primarily due to $2.6 million of increased sales volume in filtration applications as we continue to expand on our core competency in microporous technology and the positive impact of dollar/euro exchange rate fluctuations of $1.3 million. These increases were partially offset by a $0.8 million decrease in sales of hemodialysis membranes. The decrease in hemodialysis membrane sales was primarily due to the decline in cellulosic membrane sales and lower average selling prices, partially offset by increased sales volumes of synthetic membranes. The decline in average selling prices was due to a higher portion of sales being made to our larger customers who receive lower average selling prices.
Gross Profit
Energy storage gross profit increased by $4.6 million to $31.4 million for the three months ended September 30, 2006. Gross profit as a percentage of sales increased from 35.3% in the third quarter of 2005 to 37.8% in 2006 and was primarily driven by lower production costs per unit as increased production volumes resulted in fixed costs being applied to higher production volumes and by changes in product mix. Raw material and energy cost increases have been largely offset by internal cost saving actions and the global price increase.
Separations media gross profit increased by $2.1 million to $6.7 million for the three months ended September 30, 2006. Gross profit as a percentage of sales increased from 15.5% in the third quarter of 2005 to 20.1% in 2006. Historically, operations at our European production facilities are traditionally subjected to shutdown during the month of August each year for employee vacations. Because of strong demand for synthetic membranes during the third quarter of 2006, the shutdown period for our synthetic production lines was shorter than in the prior year. This positive impact of increased synthetic production was partially offset by higher energy costs and lower average selling prices of hemodialysis membranes associated with customer mix.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $1.5 million primarily due to increased costs aimed at driving growth, including personnel costs and the accrual of performance-based incentive compensation plan costs.
Interest expense
The $2.3 million increase in interest expense was due to the increase in the interest rates on our debt, partially offset by the lower debt balances resulting from $22.7 million in debt repayments occurring toward the end the third quarter of 2005. The increase in interest rates on our variable rate debt were driven by increases in the underlying base rates and an increase in our interest rate margin percentage by 75 basis points as part of the amendment to our Credit Facility in December 2005.
Income taxes
The income tax provision for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis. The effective tax rate for the three months ended September 30, 2006 was 41.7% as compared to 74.1% in the prior year. Our effective tax rates varies due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, certain export sales which are excluded from taxable income, various changes in estimates of permanent differences and valuation allowances and the relative size of our consolidated income or loss before taxes.

Comparison of the nine months ended September 30, 2006 with the nine months ended October 1, 2005
Net sales
Energy storage sales increased by $20.2 million to $254.1 million for the nine months ended September 30, 2006. The increase in energy storage sales was primarily driven by a $11.9 million increase in lead-acid battery separator sales and a $10.8 million increase in lithium battery separator sales. These increases were partially offset by the negative impact of dollar/euro exchange rate fluctuations of $2.0 million. The increase in lead-acid battery separator sales was primarily attributable to increased volume growth, particularly in Asia, and to a lesser extent, the global price increase that was implemented in the fourth quarter of 2005. The increase in sales of lithium battery separators was primarily driven by volume growth for rechargeable lithium battery separators, partially offset by lower average selling prices due primarily to customer and product mix.
Separations media sales increased by $3.8 million to $100.7 million for the nine months ended September 30, 2006. The increase in separations media sales was primarily due to $8.5 million of increased sales volume in filtration applications as we continue to expand on our core competency in microporous technology, partially offset by a $2.4 million decrease in sales of hemodialysis membranes and the negative impact of dollar/euro exchange rate fluctuations of $2.0 million. The decrease in hemodialysis membrane sales is due to a decline in cellulosic membrane sales and lower average selling prices, partially offset by increased sales volumes of synthetic membranes. The decline in average selling prices is due to a higher portion of sales being made to our larger customers who receive lower average selling prices.
Gross Profit
Energy storage gross profit increased by $12.9 million to $96.5 million for the nine months ended September 30, 2006. Gross profit as a percentage of sales for the first nine months of the year increased from 35.7% 2005 to 38.0% in 2006 and was primarily driven by lower production costs per unit as increased production volumes resulted in fixed costs being applied to higher production volumes and by changes in product mix. Raw material and energy cost increases have been largely offset by internal cost saving actions and the global price increase.
Separations media gross profit decreased by $0.7 million to $26.5 million for the nine months ended September 30, 2006. Gross profit as a percentage of sales for the first nine months of the year decreased from 28.1% 2005 to 26.3% in 2006 and was primarily driven by lower average selling prices of hemodialysis membranes related to customer mix and higher energy costs. Historically, operations at our European production facilities are traditionally subjected to shutdown during the month of August each year for employee vacations. Because of strong demand for synthetic membranes during the third quarter of 2006, the shutdown period for our synthetic production lines was shorter than in the prior year. This positive impact of increased synthetic production during the third quarter of 2006 partially offset the gross profit reduction due to lower selling prices and higher energy costs. Also partially offsetting the decrease were production efficiencies resulting from the accelerated production volumes of cellulosic hemodialysis membranes during 2006 and cost reductions resulting from the 2004 business restructuring.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $9.0 million primarily due to increased costs aimed at driving growth, including personnel costs and the accrual of performance-based incentive compensation plan costs, and increased selling and other expenses.
Interest expense
The $7.5 million increase in interest expense was due to the increase in the interest rates on our debt, partially offset by the lower debt balances resulting from $50.4 million in debt repayments occurring in 2005. The increase in interest rates on our variable rate debt were driven by increases in the underlying base rates and an increase in our interest rate margin percentage by 75 basis points as part of the amendment to our Credit Facility in December 2005.
Income taxes
The income tax provision for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis. The effective tax rate for the nine months ended September 30, 2006 was 43.0% as compared to 71.7% in the prior year. Our effective tax rates varies due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, certain export sales which are excluded from taxable income, various changes in estimates of permanent differences and valuation allowances and the relative size of our consolidated income or loss before taxes.

Business restructuring
2006 Restructuring Plan
In response to a significant decline in demand for cellulosic hemodialysis membranes, driven by a shift in industry demand toward synthetic membranes, our Separations Media segment decided to exit the production of cellulosic membranes and realign its cost structure at our Wuppertal, Germany facility. We have obtained firm sales commitments for cellulosic membranes from our customers which support continued production through December of 2006 to meet their needs in 2007 and 2008.
On August 24, 2006, we announced a layoff of 150 employees and began negotiations with the local Works Council on the specifics of the plan. During the third quarter of 2006, we recorded a restructuring charge of $36.0 million related to the 2006 restructuring plan. The timing, scope and costs of these restructuring measures are subject to change as we continue to negotiate with the local Works Council and evaluate all of the costs associated with these measures. The restructuring charge included cash charges of $18.1 million, consisting of $13.5 million for the layoff of 150 employees and $4.6 million for other costs related to the shutdown of portions of the Wuppertal facility that will no longer be used. These other costs are related to local regulations surrounding complete or partial shutdowns of a facility. The restructuring charge also included a non-cash impairment charge of $17.9 million associated with certain buildings and equipment that will no longer be used once cellulosics production has ceased. The cash charges are expected to be paid over the next nine quarters from cash generated from operations, with most of the payments being made in 2007.
2005 Restructuring Plan
During 2005, we initiated a business restructuring to better accommodate customer growth and related demand for both lead-acid and lithium battery separators in the greater Asian market. The realignment plan included the closure and downsizing of two European plants and the relocation of certain assets from those plants to our plant in Thailand. The plan also included the relocation of finishing equipment from the United States to China. During the three and nine months ended September 30, 2006, we recorded $(0.1) million and $0.3 million, respectively, in severance and benefit costs and $0.4 million and $0.8 million, respectively, in relocation costs related to this realignment plan. The total cost of the realignment plan is expected to be approximately $8.6 million, of which $7.9 million was recognized through September 30, 2006. Of the remaining costs, $0.4 million is expected to be recognized during the remainder of 2006, and the $0.3 million is expected to be recognized during 2007.
2004 Restructuring Plan
In 2004, we initiated a business restructuring as part of an effort to manage costs and in response to the decision by one of our customers to outsource its dialyzer production. The cost reduction measures that we implemented included employee layoffs and the relocation of certain research and development operations. We also reserved for raw materials, including raw materials we were obligated to purchase under an existing purchase commitment. Total costs associated with the relocation of the research and development facilities are expected to be approximately $2.7 million, all of which were substantially recognized through September 30, 2006, including an immaterial amount of charges during the three months ended September 30, 2006 and $0.6 million during the nine months ended September 30, 2006.

Restructuring activity during the nine months ended September 30, 2006 consisted of:

	Balance at				Foreign	Balance at
	December 31,	Restructuring	Non-cash	Cash	Currency	September 30,
(in millions)	2005	Charges	Charges	Payments	Translation	2006

2006 Restructuring Plan:
Severance and benefit costs	$—	$13.5	$—	$(0.1)	$(0.1)	$13.3
Asset impairments	—	17.9	(17.9)	—	—	—
Other	—	4.6	—	—	—	4.6

	—	36.0	(17.9)	(0.1)	(0.1)	17.9

2005 Restructuring Plan:
Severance and benefit costs	1.5	0.3	—	(1.0)	0.1	0.9
Other	—	0.8	—	(0.8)	—	—

	1.5	1.1	—	(1.8)	0.1	0.9

2004 Restructuring Plan:
Severance and benefit costs	4.1	—	—	(2.9)	0.2	1.3
Other	0.3	0.6	—	(0.8)	—	—

	4.4	0.6	—	(3.8)	0.2	1.3

Total	$5.9	$37.7	$(17.9)	$(5.8)	$0.2	$20.1

Liquidity and Capital Resources
Cash and cash equivalents increased to $63.8 million at September 30, 2006 from $28.1 million at December 31, 2005, primarily due to cash flows from operating activities of $50.4 million, partially offset by capital expenditures of $15.9 million.
Operating activities. Net cash provided by operating activities was $50.4 million in the nine months ended September 30, 2006, as compared to $60.3 million in the nine months ended October 1, 2005. Cash provided by operating activities for the nine months ended September 30, 2006 consisted of net income before non-cash expenses of $26.6 million and an increase in working capital of $23.8 million, net of foreign exchange rate fluctuations. Accounts receivable increased from December 31, 2005 to September 30, 2006 by approximately $5.9 million (excluding the $3.9 million increase due to movements in the dollar / euro exchange rate) due to the increase in sales during the quarter while days sales outstanding decreased slightly compared to prior periods. Inventories increased approximately $3.3 million (excluding the $2.6 million increase due to movements in the dollar / euro exchange rate) primarily due to the build-up of cellulosic inventories during 2006 to meet customer sales commitments for 2007 and 2008. The increase was partially offset by a reduction in inventory days resulting from the annual European shutdowns for routine maintenance and employee vacations in the third quarter. Accounts payable and accrued liabilities increased approximately $28.0 million (excluding the $3.9 million increase due to movements in the dollar / euro exchange rate) primarily due to increases in accrued restructuring costs of $14.0 million, accrued interest and accrued personnel costs, including the performance-based incentive compensation plan accrual. Interest for the 8.75% Notes is paid semi-annually in the second and fourth quarters.
Cash provided by operating activities for the nine months ended October 1, 2005 primarily consisted of net income before non-cash expenses, offset somewhat by an increase in working capital. During 2005, accounts receivable decreased approximately $6.2 million (excluding the $5.8 million decrease due to movements in the dollar / euro exchange rate) primarily due to a 12% decrease in days sales outstanding primarily driven by the timing of payments from customers and the collection of a past due receivable. In 2004, a customer decided to outsource its dialyzer production and withheld payment on their account until certain issues unrelated to the collection of the receivable were resolved. Inventories decreased approximately $3.3 million (excluding the $4.3 million decrease due to movements in the dollar / euro exchange rate) primarily due a reduction in inventory days resulting from the annual European shutdowns for routine maintenance and employee vacations in the third quarter. Accounts payable and accrued liabilities increased approximately $3.1 million (excluding the $4.5 million decrease due to movements in the dollar / euro exchange rate) primarily due to an increase in accrued interest and the timing of payments.
Investing activities. Capital expenditures were $15.9 million and $10.0 million in the nine months ended September 30, 2006 and October 1, 2005, respectively. We expect to spend approximately $24.0 million for capital expenditures in fiscal 2006.

Financing activities. Cash used in financing activities was $0.7 million and $50.9 million in the nine months ended September 30, 2006 and October 1, 2005, respectively. During the nine months ended October 1, 2005, we made optional prepayments of $45.0 million on the term loans under the Credit Facility and payments on other debt of $5.1 million.
The Credit Facility is comprised of a U.S. dollar term loan facility ($328.2 million outstanding at September 30, 2006), a Eurodollar term loan facility ($40.4 million outstanding at September 30, 2006) and a $90.0 million revolving credit facility (all of which remains unfunded). The term loan facilities mature in 2011 and the revolving credit facility expires in 2010. Our Credit Facility also contains a provision requiring annual debt prepayments if we generate excess cash flows, as defined by the Credit Facility.
Borrowings under the Credit Facility bear interest at our choice of the Eurodollar rate or adjusted base rate, in each case, plus an applicable margin, subject to adjustment based on a pricing grid. At September 30, 2006, the interest rates on the U.S. dollar term loan and Eurodollar term loan facilities were 8.33% and 6.09%, respectively.
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
Adjusted EBITDA, as defined under the Credit Facility, is calculated as follows:

	Twelve Months	Three Months
	Ended	Ended
(in millions)	September 30, 2006	September 30, 2006

Net loss	$(10.0)	$(20.8)
Add:
Depreciation and amortization	55.8	14.8
Interest expense, net	65.6	16.8
Provision for income taxes	(15.8)	(14.4)

EBITDA	95.6	(3.6)

Add:
Foreign currency loss	1.6	0.5
Operating lease payments on lease that was terminated (1)	1.3	—
Stock compensation costs	0.2	0.2
Other non-cash charges (2)	(2.2)	(0.3)
Business restructuring (3)	18.5	15.3
Impairment of cellulosic buildings and equipment as part of the 2006 business restructuring	17.9	17.9
Loss on disposal of property, plant, and equipment	1.1	—

Adjusted EBITDA	$134.0	$30.0

(1)	Represents payments under an operating lease agreement that the Company terminated during the second quarter of 2006 and purchased the equipment from the lessor.

(2)	Relates primarily to the adoption of EITF 05-5, Accounting for Early Retirement or Postemployment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements) and other non-cash items.

(3)	The Credit Facility limits the add-back to Adjusted EBITDA for the cellulosic restructuring (2006 Restructuring Plan) to $15.0 million. For the three and nine months ended September 30, 2006, the Company incurred cash charges of $18.1 million related to the cellulosics restructuring. Thus, the business restructuring add-back for Adjusted EBITDA purposes for the three and twelve months ended September 30, 2006 excludes $3.1 million of cellulosic restructuring charges. The add-back also includes $0.3 million and $3.5 million for the three and twelve months ended September 30, 2006, respectively, related to the 2005 and 2004 business restructurings.

The calculation of the minimum interest coverage ratio is as follows:

Twelve Months
Ended
September 30,
(in millions)	2006

Adjusted EBITDA	$134.0
Consolidated interest expense, as defined in the Credit Agreement	62.7
Actual interest coverage ratio	2.14x
Permitted minimum interest coverage ratio	1.70x

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

The calculation of the maximum leverage ratio is as follows:

Twelve Months
Ended
September 30,
(in millions)	2006

Indebtedness, as defined in the Credit Agreement	$791.6
Adjusted EBITDA	134.0
Actual leverage ratio	5.91x
Permitted maximum leverage ratio	6.90x

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

In addition, the Credit Facility contains certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. The facilities also contain certain customary events of default, subject to grace periods, as appropriate. We believe that annual capital expenditure limitations imposed by our Credit Facility will not significantly inhibit us from meeting our ongoing capital expenditure needs.

Polypore’s 8.75% Notes ($415.3 million outstanding at September 30, 2006) that mature in 2012 are guaranteed by most of our existing and future domestic restricted subsidiaries, subject to certain exceptions. Except under certain circumstances, the 8.75% Notes do not require principal payments prior to their maturity in 2012. Interest on the 8.75% Notes is payable semi-annually in cash. The 8.75% Notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments.
Our 10.5% senior discount notes ($244.5 million outstanding at September 30, 2006) will mature in 2012 and, except under certain circumstances, such notes do not require principal payments prior to their maturity in 2012. Interest on the 10.5% senior discount notes will be payable in cash on April 1 and October 1 of each year, commencing on September 30, 2009. The 10.5% senior discount notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. Polypore International is the sole obligor of the 10.5% senior discount notes and, although, as a holding company, we are dependent on the cash flow (and possibly the assets) of our subsidiaries to meet our debt obligations, our subsidiaries have no obligation under the 10.5% senior discount notes.
As of September 30, 2006, our cash interest requirements for the next 12 months are expected to be approximately $67.0 million.
We intend to fund our operations through cash generated by operations and availability under our Credit Facility. We believe we have sufficient liquidity to meet our cash requirements over both the short (next twelve months) and long term (in relation to our debt service requirements). In evaluating the sufficiency of our liquidity for both the shorter and longer term, we considered the expected cash flow to be generated by our operations and the available borrowings under our Credit Facility compared to our anticipated cash requirements for debt service, working capital, cash taxes, and capital expenditures as well as funding requirements for long-term liabilities. We anticipate that our operating cash flow, together with borrowings under the revolving credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due for at least the next twelve months. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. See “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K.
From time to time, we may explore additional financing methods and other means to lower our cost of capital, which could include stock issuance or debt financing and the application of the proceeds therefrom to repay bank debt or other indebtedness. In addition, in connection with any future acquisitions, we may require additional funding which may be provided in the form of additional debt or equity financing or a combination thereof. There can be no assurance that any additional financing will be available to us on acceptable terms.
Foreign Operations
We manufacture our products at 10 strategically located facilities in North America, Europe and Asia. Net sales from the foreign locations were approximately $213.4 million and $207.3 million for the nine months ended September 30, 2006 and October 1, 2005, respectively. Typically, we sell our products in the currency of the country where the manufacturing facility that produces the product is located. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on our business or market opportunities within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.
Seasonality
Historically, our results of operations have not been materially affected by seasonal fluctuations. However, operations at our European production facilities are traditionally subjected to shutdown during the month of August each year for employee vacations. As a result, revenues and net income during the third quarter of the fiscal year 2006 and 2005 were impacted by these shutdowns. In view of the seasonal fluctuations, we believe that comparisons to our operating results for the third quarter of any fiscal year with those of the other quarters during the same fiscal year may be of limited relevance in predicting our future financial performance.

Environmental matters
We accrue for environmental obligations when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. Environmental reserves were $26.5 million and $25.6 million as of September 30, 2006 and December 31, 2005, respectively.
We received a Finding of Violation dated March 28, 2005 from the EPA alleging a noncompliance with the Title V Air Operating Permit at our Corydon, Indiana facility relating to the control of fugitive emissions at the facility. We recorded a reserve in 2005 for its best estimate of potential penalties. During the first quarter of 2006, we finalized an agreement with the EPA that was consistent with the Company’s original estimate.
In 2004, we recorded a reserve for potential environmental contamination at its manufacturing facility in Potenza, Italy. Environmental studies were performed and a plan for remediation was developed and refined with assistance from a third-party advisor and in consultation with the Italian environmental authorities. We anticipate that expenditures will continue to be made over the next seven to ten years.
In 2002, we recorded a reserve for environmental obligations at its Membrana facility providing for costs to remediate known environmental issues and operational upgrades which are required in order for the Company to remain in compliance with local regulations. We anticipate that expenditures will continue to be made over the next seven to ten years.
We have indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel (“Akzo”), the prior owner of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. The Akzo agreement provides indemnification of claims through December 2007, with the indemnification percentage decreasing each year during the coverage period. Through December 2003, Akzo pays 75% of any approved claim. After that, Akzo pays 65% of claims reported through December 2006 and 50% of claims reported through December 2007. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. At September 30, 2006 and December 31, 2005, amounts receivable under the indemnification agreement were $18.0 million and $17.4 million, respectively. Payments under these indemnification agreements are due as we expend funds for the environmental matters.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
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

On January 1, 2006, the Company adopted EITF Issue No. 05-5, Accounting for Early Retirement or Postemployment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements) (“EITF 05-5”). The EITF agreed with FASB staff observations that the salary components of Type I and Type II ATZ arrangements (excluding the bonus and additional contributions into the German government pension scheme) should be recognized over the period from the point at which the ATZ period begins until the end of the active service period. Additionally, the portion of the salary that is deferred under a Type II arrangement should be discounted if payment is expected to be deferred for a period longer than one year. In addition, the EITF reached a consensus that the bonus feature and the additional contributions into the German government pension scheme (collectively, the additional compensation) under a Type II ATZ arrangement should be accounted for as a postemployment benefit under Statement 112. An entity should recognize the additional compensation over the period from the point at which the employee signs the ATZ contract until the end of the active service period. The EITF also concluded that the employer should recognize the government subsidy when it meets the necessary criteria and is entitled to the subsidy. As a result of adopting this consensus, which was treated as a change in accounting estimate effected by a change in accounting principle as described in paragraph 19 of FAS 154, the Company is required to recognize the bonus feature of its ATZ arrangements over the remaining active service period of the employees that have signed ATZ contracts. The Company had previously accrued for the bonus feature of its ATZ arrangements through purchase accounting in connection with an acquisition in 2002. As a result of the adoption of EITF 05-5, the Company reduced the accrual for postemployment benefits and recognized $2.6 million in other income in the three months ended April 1, 2006. This reduction in the postemployment benefits accrual increased net income by $1.6 million, or $9.52 per share, net of $1.0 million in income tax expense. The impact of adopting EITF 05-5 is expected to result in additional compensation expense of approximately $1.2 million in 2006, of which $0.3 million and $1.0 million was recognized in the three and nine months ended September 30, 2006, respectively. The impact of this additional compensation expense reduced net income by $0.2 million, or $1.07 per share, net of income taxes of $0.1 million, during the three months ended September 30, 2006 and reduced net income by $0.6 million, or $3.62 per share, net of income taxes of $0.4 million, during the nine months ended September 30, 2006.
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
On January 1, 2006, the Company adopted FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123R”). FAS 123R generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements. The Company adopted FAS 123R using the modified prospective transition method, and therefore, the prior period amounts in our Condensed Consolidated Financial Statements have not been restated to reflect the impact of FAS 123R. Prior to adopting FAS 123R, the Company accounted for employee share-based compensation using the fair value method under FASB Statement No. 123, Accounting for Stock Based Compensation (“FAS 123”). As a result of adopting FAS 123R, the Company’s income before income taxes and net income for the nine months ended September 30, 2006 were $0.1 million higher than if the Company had continued to account for share-based compensation under FAS 123. Basic and diluted earnings per share for the nine months ended September 30, 2006 were $0.43 higher than if the Company had continued to account for share-based compensation under FAS 123. Under FAS 123R, the value of stock options that are ultimately expected to vest is expensed over the requisite service period (the vesting period). FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates. Prior to the adoption of FAS 123R, the Company accounted for forfeitures as they occurred as allowed under FAS 123. For companies that accounted for forfeitures on an actual basis, FAS 123R requires the amount of expected forfeitures to be estimated upon adoption of FAS 123R and the difference to be recognized as a cumulative effect of a change in accounting principle. Under this provision of FAS 123R, the Company recorded a $0.2 million reduction in our net loss (net of income tax expense of $0.1 million) shown as a cumulative effect of a change in accounting principle. The adoption of FAS 123R did not have a significant impact on cash flows from operations or financing activities.
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

In September 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FAS 158”). FAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status through comprehensive income in the year in which the changes occur. This requirement will be effective for the Company as of December 29, 2007. SFAS 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of its fiscal year-end, with limited exceptions. This requirement is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact the adoption of FAS 158 will have on its consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, which are potential losses arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange fluctuations. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
Interest rate risk
At September 30, 2006, we had fixed rate debt of approximately $659.8 million and variable rate debt of approximately $369.8 million. The pre-tax earnings and cash flow impact resulting from a 100 basis point increase in interest rates on our variable rate debt, holding other variables constant, would be approximately $3.7 million per year. We currently are not a party to any interest rate hedging arrangements. We may decide in the future to enter into interest rate hedging arrangements.
Currency risk
Outside of the United States, we maintain assets and operations in Europe and, to a lesser extent, Asia. The results of operations and financial position of our foreign operations are principally measured in their respective currency and translated into U.S. dollars. As a result, exposure to foreign currency gains and losses exists. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency. Our subsidiaries and affiliates also purchase and sell products and services in various currencies. As a result, we may be exposed to cost increases relative to the local currencies in the markets in which we sell. Because the percentage of our revenues in a foreign currency differs from the percentage of our costs in that currency, a change in the relative value of the U.S. dollar could have a disproportionate impact on our revenues compared to our cost, which could impact our margins. A portion of our assets are based in our foreign locations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected in other comprehensive loss. We have a euro-denominated term loan and senior subordinated notes that effectively hedge the Company’s net investment in foreign subsidiaries. Therefore, foreign currency gains and losses resulting from the translation of the euro-denominated debt are included in accumulated other comprehensive loss. Accordingly, our consolidated shareholders’ equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency, primarily the euro.
The dollar/euro exchange rates used in our financial statements for the periods ended as set forth below were as follows:

	September 30, 2006	October 1, 2005

Period end rate	1.2688	1.2225
Period average rate for the three months ended	1.2752	1.2128
Period average rate for the nine months ended	1.2447	1.2761

Our strategy for management of currency risk relies primarily on conducting our operations in a country’s respective currency and may, from time to time, involve currency derivatives. As of September 31, 2006, we did not have any foreign currency derivatives outstanding.

Item 4. Controls and Procedures
An evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.
During the three months ended September 30, 2006, there has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations.
Item 6. Exhibits

Exhibit No.	Exhibit Description

10.1	Contract, dated as of July 27, 2006, by and between Membrana, GmbH and Stefan Geyler

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2006	POLYPORE INTERNATIONAL, INC. (Registrant)
	By:	/s/ Robert B. Toth
Robert B. Toth
President and Chief Executive Officer (principal executive officer)

	By:	/s/ Lynn Amos
Lynn Amos
Chief Financial Officer (principal financial officer and principal accounting officer)