Form 10-Q
period 2007-03-31
Polypore International, Inc.
filed 2007-05-10
CIK 1292556

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number: 1-32266

POLYPORE INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	43-2049334 (IRS Employer Identification No.)
11430 North Community House Road, Suite 350 Charlotte, North Carolina (Address of Principal Executive Offices)	28277 (Zip Code)
(704) 587-8409 (Registrant's Telephone Number, Including Area Code)

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

☐ Large accelerated filer                ☐ Accelerated filer                ☒ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes        ☒ No

The Company currently has 171,663 shares of common stock outstanding, all of which are directly or indirectly owned by Warburg Pincus and certain members of management.

Polypore International, Inc.
Index to Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2007

        In this Quarterly Report on Form 10-Q, the words "Polypore International," "Company," "we," "us" and "our" refer to Polypore International, Inc. together with its subsidiaries, including Polypore, Inc., unless the context indicates otherwise.

Forward-looking Statements

        This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements, including, in particular, the statements about Polypore International's plans, objectives, strategies and prospects regarding, among other things, the financial condition, results of operations and business of Polypore International and its subsidiaries. We have identified some of these forward-looking statements with words like "believe," "may," "will," "should," "expect," "intend," "plan," "predict," "anticipate," "estimate" or "continue" and other words and terms of similar meaning. These forward-looking statements may be contained under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" or "Controls and Procedures" or the Company's consolidated financial statements or the notes thereto.

        These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Many factors mentioned in our discussion in this Quarterly Report on Form 10-Q, including the risks outlined under the caption entitled "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, will be important in determining future results. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including with respect to Polypore International, the following, among other things:

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

  •
  the adverse impact on our financial condition from past restructuring activities;

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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

Polypore International, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2007	December 30, 2006*
	(unaudited)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$69,218	$54,712
Accounts receivable, net	104,058	102,110
Inventories	66,144	67,741
Refundable income taxes	2,351	—
Prepaid and other	10,838	13,386

Total current assets	252,609	237,949
Property, plant and equipment, net	371,378	363,526
Goodwill	568,505	567,587
Intangibles and loan acquisition costs, net	199,764	204,645
Environmental indemnification receivable	16,808	15,236
Other	1,389	917

Total assets	$1,410,453	$1,389,860

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$24,901	$25,494
Accrued liabilities	59,047	55,883
Income taxes payable	—	3,689
Current portion of debt	3,792	3,938
Current portion of capital lease obligation	1,391	1,377

Total current liabilities	89,131	90,381
Debt, less current portion	1,047,528	1,038,837
Capital lease obligation, less current portion	4,401	4,754
Pension and postretirement benefits	62,895	61,219
Postemployment benefits	4,273	4,451
Environmental reserve, less current portion	23,819	22,935
Deferred income taxes	88,843	94,347
Other	14,394	3,274
Commitments and contingencies
Shareholders' equity:
Common stock	2	2
Paid-in capital	125,313	125,485
Retained deficit	(49,920)	(51,776)
Accumulated other comprehensive loss	(226)	(4,049)

	75,169	69,662

Total liabilities and shareholders' equity	$1,410,453	$1,389,860

*
Derived from audited consolidated financial statements

See notes to condensed consolidated financial statements

Polypore International, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006
	(in thousands, except share data)
Net sales	$129,781	$115,293
Cost of goods sold	81,500	74,980

Gross profit	48,281	40,313
Selling, general and administrative expenses	23,644	22,498
Business restructuring	53	772

Operating income	24,584	17,043
Other (income) expense:
Interest expense, net	23,643	22,100
Foreign currency and other	(133)	699
Change in accounting principle related to postemployment benefits	—	(2,593)

	23,510	20,206

Income (loss) before income taxes	1,074	(3,163)
Income taxes	(1,036)	(1,603)

Income (loss) before the cumulative effect of a change in accounting principle	2,110	(1,560)
Cumulative effect of a change in accounting principle related to stock compensation, net of income taxes of $139	—	231

Net income (loss)	$2,110	$(1,329)

Net income (loss) per share—basic:
Income (loss) before cumulative effect of a change in accounting principle	$12.28	$(9.10)
Cumulative effect of a change in accounting principle related to stock compensation, net of income taxes	—	1.35

Net income (loss)	$12.28	$(7.75)

Net income (loss) per share—diluted:
Income (loss) before cumulative effect of a change in accounting principle	$12.22	$(9.10)
Cumulative effect of a change in accounting principle related to stock compensation, net of income taxes	—	1.35

Net income (loss)	$12.22	$(7.75)

Weighted average shares outstanding—basic	171,846	171,421
Effect of dilutive stock options	876	—

Weighted average shares outstanding—diluted	172,722	171,421

See notes to condensed consolidated financial statements

Polypore International, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006
	(in thousands)
Operating activities:
Net income (loss)	$2,110	$(1,329)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	7,661	10,160
Amortization expense	4,452	4,400
Amortization of loan acquisition costs	749	748
Amortization of debt discount	6,490	5,793
Stock compensation	148	—
Loss on disposal of property, plant and equipment	567	33
Foreign currency gain	(74)	(1,068)
Deferred income taxes	(4,049)	(3,313)
Business restructuring	53	772
Change in accounting principle related to postemployment benefits	—	(2,593)
Cumulative effect of change in accounting principle related to stock compensation	—	(370)
Changes in operating assets and liabilities:
Accounts receivable	(815)	(7,701)
Inventories	2,391	(2,097)
Prepaid and other current assets	2,107	(1,510)
Accounts payable and accrued liabilities	950	13,140
Income taxes payable	1,291	507
Other, net	(1,092)	453

Net cash provided by operating activities	22,939	16,025
Investing activities:
Purchases of property, plant and equipment	(2,663)	(3,989)
Acquisition of business	(5,181)	—

Net cash used in investing activities	(7,844)	(3,989)
Financing activities:
Principal payments on debt	(1,286)	(303)
Repurchase of common stock	(320)	—
Loan acquisition costs	(31)	(15)

Net cash used in financing activities	(1,637)	(318)
Effect of exchange rate changes on cash and cash equivalents	1,048	372

Net increase in cash and cash equivalents	14,506	12,090
Cash and cash equivalents at beginning of period	54,712	28,060

Cash and cash equivalents at end of the period	$69,218	$40,150

See notes to condensed consolidated financial statements

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.    Description of Business and Basis of Presentation

Description of Business

        Polypore International, Inc. (the "Company") is a leading global high technology filtration company that develops, manufactures and markets specialized microporous membranes used in separation and filtration processes. The Company has a global presence in the major geographic markets of North America, South America, Western Europe and Asia.

        On May 13, 2004, the Company acquired 100% of the outstanding common stock of PP Holding Corporation and its wholly owned subsidiary, PP Acquisition Corporation ("PP Acquisition") for $320,385,000 in cash. On May 13, 2004, PP Acquisition purchased the outstanding capital stock of Polypore, Inc. ("Polypore"). The aggregate purchase price, including acquisition related costs, was approximately $1,150,073,000 in cash. In connection with the acquisition, PP Acquisition obtained a new credit facility, issued 8.75% senior subordinated notes and received equity contributions from its shareholders. PP Acquisition used the net proceeds from the new credit facility, the issuance of senior subordinated debt and equity contributions to repay all outstanding indebtedness under Polypore's existing credit facility and pay transaction related fees and expenses. At the time of closing the acquisition, PP Acquisition merged with and into Polypore, with Polypore as the surviving corporation. These events are hereinafter referred to as the "Transactions".

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, the unaudited condensed consolidated financial statements and notes do not contain certain information included in the Company's annual financial statements. In the opinion of management, all normal and recurring adjustments that are necessary for a fair presentation have been made. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the annual audited financial statements for the fiscal year ended December 30, 2006.

2.    Recent Accounting Pronouncements

        On January 1, 2006, the Company adopted EITF Issue No. 05-5, Accounting for Early Retirement or Postemployment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements) ("EITF 05-5"). Under EITF 05-5, the salary components of Type I and Type II ATZ arrangements (excluding the bonus and additional contributions into the German government pension scheme) should be recognized over the period from the point at which the ATZ period begins until the end of the active service period. The bonus feature and the additional contributions into the German government pension scheme (collectively, the additional compensation) under a Type II ATZ arrangement should be accounted for as a postemployment benefit under Statement 112. An entity should recognize the additional compensation over the period from the point at which the employee signs the ATZ contract until the end of the active service period. In connection with an acquisition in 2002, the Company implemented a restructuring plan that included Type II ATZ arrangements. The Company accrued in the opening balance sheet the estimated amounts to be paid to employees during the passive phase, plus the bonus feature of the plan. Salary paid to employees during their active phase was expensed as incurred. As a result of adopting this consensus, which was treated as a change in accounting estimate effected by a change in accounting principle, the Company reduced the accrual for postemployment benefits and recognized $2,593,000 in other income in the three months ended April 1, 2006. The reduction in the postemployment benefits accrual decreased the net loss for the three months ended April 1, 2006 by $1,634,000, or $9.53 per share.

        On January 1, 2006, the Company adopted FASB Statement No. 123 (R), Share-Based Payment ("FAS 123(R)") using the modified prospective transition method. FAS 123(R) generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements. Prior to adopting FAS 123R, the Company accounted for employee share-based compensation using the fair value method under FASB Statement No. 123, Accounting for Stock Based Compensation ("FAS 123"). FAS 123(R) requires forfeitures to be estimated at the time of grant and the estimate should be revised, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates. Prior the adoption of FAS 123(R), the Company accounted for forfeitures as they occurred as allowed under FAS 123. The change in accounting for forfeitures under FAS 123(R) resulted in a $231,000 charge, net of applicable income taxes of $139,000, which was recorded in the three months ended April 1, 2006 as a cumulative effect of a change in accounting principle.

        On December 31, 2006, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN 48"), which clarifies the accounting for uncertain tax positions. FIN 48 allows the tax effects from an uncertain tax position to be recognized in the Company's financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption of FIN 48, the Company increased the existing reserves for uncertain tax positions by $854,000, recorded a deferred tax asset of $643,000, decreased goodwill by $43,000 and decreased retained earnings by $254,000 for the cumulative effect of adopting FIN 48.

        In September 2006, the FASB issued FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("FAS 158"). FAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status through comprehensive income in the year in which the changes occur. This requirement will be effective for fiscal years ending after June 15, 2007. FAS 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of its fiscal year-end, with limited exceptions. This requirement is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact adoption of FAS 158 will have on its consolidated financial statements.

        In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("FAS 159"). FAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact adoption of FAS 159 will have on its consolidated financial statements.

3.    Inventories

        Inventories are carried at the lower of cost or market using the first-in, first-out ("FIFO") method of accounting and consist of:

	March 31, 2007	December 30, 2006
	(in thousands)
Raw materials	$22,533	$21,714
Work-in-process	11,155	10,679
Finished goods	32,456	35,348

Total	$66,144	$67,741

4.    Debt

        Debt, in order of priority, consists of:

	March 31, 2007	December 30, 2006
	(in thousands)
Senior credit facilities:
Revolving credit facility	$—	$—
Term loan facilities	368,740	369,163
8.75% senior subordinated notes	425,025	422,550
10.50% senior discount notes, net of unamortized original issue discount of $42,663 and $49,153, respectively	257,337	250,847
Other	218	215

	1,051,320	1,042,775
Less current maturities	3,792	3,938

Long-term debt	$1,047,528	$1,038,837

5.    Employee Benefit Plans

        The Company and its subsidiaries sponsor multiple defined benefit pension plans and an other postretirement benefit plan. The following table provides the components of net periodic benefit cost:

	Pension Plans		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
	(in thousands)
Service cost	$786	$719	$8	$8
Interest cost	812	763	28	29
Expected return on plan assets	(236)	(192)	—	—
Recognized net actuarial loss	90	9	—	1

Net periodic benefit cost	$1,452	$1,299	$36	$38

6.    Environmental Matters

        The Company accrues for environmental obligations when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. Environmental reserves were $27,927,000 and $27,995,000 as of March 31, 2007 and December 30, 2006, respectively.

        In connection with the Transactions, the Company identified potential environmental contamination at its manufacturing facility in Potenza, Italy. Based on environmental studies and the initial remediation plan presented to local authorities, the Company recorded a liability of $3,261,000 in connection with the application of purchase accounting for the Transactions. During the three months ended December 30, 2006, the Company further refined the remediation plan based on management's analysis of facts and circumstances and consultations with local authorities, resulting in an increase in the estimated environmental liability of $1,078,000 that was recorded through a charge to earnings. The Company anticipates that expenditures will be made over the next seven to ten years.

        In the three months ended December 30, 2006, as part of an internal self-audit of its Corydon, IN and Owensboro, KY facilities, the Company identified instances of potential non-compliance with its environmental operating permits at these facilities. The Company self-reported these issues to the proper state and federal agencies and is taking steps to resolve these issues. Although the agencies have the authority and discretion to issue substantial fines that could be material, based upon management's analysis of facts and circumstances and consideration of recent cases addressed by the agencies involved, the Company does not believe that the maximum penalty will be assessed and that penalties, if any, resulting from this matter will not have a material adverse effect on the business, financial condition or results of operations of the Company.

        In connection with the acquisition of Membrana in 2002, the Company recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for the Company to remain in compliance with local regulations. The Company anticipates that expenditures will continue to be made over the next seven to ten years. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of the acquisition.

        The Company has indemnification agreements for certain environmental matters from Acordis A.G. ("Acordis") and Akzo Nobel ("Akzo"), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis's successors. Akzo's indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. The Akzo agreement provides indemnification of claims through December 2007, with the indemnification percentage decreasing each year during the coverage period. Through December 2003, Akzo pays 75% of any approved claim. After that, Akzo pays 65% of claims reported through December 2006 and 50% of claims reported through December 2007. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. At March 31, 2007 and December 30, 2006, amounts receivable under the indemnification agreement were $18,903,000 and $18,669,000, respectively. The current portion of the indemnification receivable is included in other current assets.

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

The capacity realignment plan included the closure of the Company's facility in Feistritz, Austria, the downsizing of its Norderstedt, Germany facility and the relocation of certain assets from these two plants to the Company's facilities in Prachinburi, Thailand. During the three months ended September 30, 2006, the Company completed installation and started production with the assets relocated to Thailand. Additionally, finishing equipment from the Company's facility in Charlotte, North Carolina was relocated to its facility in Shanghai, China. The total cost of the realignment plan is expected to be approximately $8,831,000, of which $8,798,000 was recognized through March 31, 2007. The remaining expenses will be recognized in 2007. In addition to the benefit of realigning capacity with market growth, the Company expects to realize the full impact of cost savings in 2007. The timing and scope of these restructuring measures are subject to change as the Company further evaluates its business needs and costs.

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

        Restructuring activity during the three months ended March 31, 2007 consisted of:

	Balance at December 30, 2006	Restructuring Charges	Cash Payments	Foreign Currency Translation	Balance at March 31, 2007
	(in thousands)
2006 Restructuring Plan:
Severance and benefit costs	$11,559	$—	$(2,764)	$94	$8,889
Other	5,684	—	(1,733)	39	3,990

	17,243	—	(4,497)	133	12,879
2005 Restructuring Plan:
Severance and benefit costs	876	53	(154)	10	785
2004 Restructuring Plan:
Severance and benefit costs	1,152	—	(334)	8	826

Total	$19,271	$53	$(4,985)	$151	$14,490

8.    Stock Option Plans

        On June 15, 2006, the Company adopted the Polypore International, Inc. 2006 Stock Option Plan ("2006 Plan"). The Company recognized $148,000 in stock compensation expense during the three months ended March 31, 2007. Stock compensation expense is recognized as a component of "Selling, general and administrative expenses" in the accompanying consolidated statements of operations.

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

        As of March 31, 2007 and December 31, 2006, the Company had unrecognized tax benefits of $8,809,000 and $8,703,000, respectively. The unrecognized tax benefits include uncertain tax positions of $1,450,000 that may affect the Company's annual effective income tax rate upon resolution.

        The Company recognizes accrued interest and penalties related to unrecognized tax positions as a component of income tax expense in its financial statements. As of March 31, 2007 and December 31, 2006, the Company had accrued $402,000 and $375,000, respectively, for the potential payment of penalties and interest.

        The Company files numerous tax returns in approximately 10 different tax jurisdictions including North America, Europe and Asia. Generally, the Company is not subject to income tax adjustments in the U.S. for tax years before 2002 and in foreign jurisdictions for tax years prior to 2000. The Company is currently undergoing income tax audits in two tax jurisdictions. The U.S. tax authority is currently examining the Company's Federal income tax returns for tax years 2003 and 2004. The German tax authority has informed the Company that they will audit the 2001, 2002 and 2003 tax years of one of the Company's German subsidiaries. Because audit outcomes and the timing of audit settlements are subject to significant uncertainty, the Company cannot make a reasonable estimate of the impact on earnings in the next twelve months from these audits.

10.    Comprehensive Income

        Comprehensive income is as follows:

	Three Months Ended
	March 31, 2007	April 1, 2006
	(in thousands)
Net income (loss)	$2,110	$(1,329)
Other comprehensive income, primarily foreign currency translation	3,823	1,540

Comprehensive income	$5,933	$211

11.    Related Party Transactions

        The Company's German subsidiary has equity investments in two companies that provide patent, trademark and research services for the Company and other companies that have invested in them. The Company's investments represent 25% ownership in each of the firms and are accounted for by the equity method of accounting. The Company's equity investment account balance was $178,000 and $177,000 at March 31, 2007 and December 30, 2006, respectively. Charges from the affiliates for work performed were $347,000 and $200,000 for the three months ended March 31, 2007 and April 1, 2006, respectively. Amounts due to the affiliates were approximately $64,000 and $59,000 at March 31, 2007 and December 30, 2006, respectively.

12.    Acquisition

        Effective January 1, 2007, the Company purchased from Nippon Sheet Glass Company, Limited ("NSG") a 60% share in Daramic NSG Tianjin PE Separator Co., LTD ("DNPET") for $5,181,000. DNPET is a lead-acid battery separator manufacturing facility located in Tianjin, China. The acquisition supports the Company's strategy of expanding capacity in the high growth Asia-Pacific region. Beginning January 1, 2007, DNPET's assets, liabilities, results of operations and cash flows are consolidated with those of the Company and NSG's interest in DNPET is included in the Company's consolidated balance sheet as minority interest. The Company is entitled to all of the earnings and cash flow from DNPET for the first two years and after that, earnings and cash flows are allocated based on ownership percentages. On January 1, 2009 and January 1, 2012, the Company can exercise a call option and NSG can exercise a put option for the Company to purchase NSG's 40% ownership interest for $3,600,000. After 2012, the exercise price of the call and put options will be equal to the fair market value of the shares, as determined by an independent appraiser. The acquisition was accounted for as a purchase in conformity with FASB Statement No. 141, Business Combinations and FASB Statement No. 142, Goodwill and Other Intangible Assets. The excess of the purchase price over the fair value of the net assets purchased was approximately $946,000 and was allocated to goodwill. DNPET is included in the Company's energy storage segment.

13.    Segment Information

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

        Financial information relating to the reportable operating segments is presented below:

	Three Months Ended
	March 31, 2007	April 1, 2006
	(in thousands)
Net sales to external customers:
Energy storage	$93,898	$83,155
Separations media	35,883	32,138

Total net sales to external customers	$129,781	$115,293

Operating income:
Energy storage	$21,271	$15,357
Separations media	3,413	2,458
Corporate	(47)	—

Segment operating income	24,637	17,815
Business restructuring	53	772

Total operating income	24,584	17,043
Reconciling items:
Interest expense, net	23,643	22,100
Change in accounting principle related to postemployment benefits	—	(2,593)
Foreign currency and other	(133)	699

Income (loss) before income taxes	$1,074	$(3,163)

Depreciation and amortization:
Energy storage	$8,185	$8,006
Separations media	3,928	6,554

Total depreciation and amortization	$12,113	$14,560

14.    Other

        The Company filed a Form S-1 registration statement with the Securities and Exchange Commission on March 14, 2007 (as amended on April 30, 2007).

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and results of operations should be read together with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

Overview

        We are a leading global high technology filtration company that develops, manufactures and markets specialized microporous membranes used in separation and filtration processes. We operate in two business segments: (i) the energy storage segment and (ii) the separations media segment. We manufacture our products at facilities in North America, Europe and Asia.

        In the energy storage segment, our membrane separators are a critical performance component in lithium batteries, which are used in consumer electronic applications, and lead-acid batteries, which are used in transportation and industrial applications. The energy storage segment has benefited from the overall increase in demand by consumers for mobile power which we believe will continue.

        Lithium batteries are the power source in a wide variety of electronics applications ranging from laptop computers and mobile phones to power tools. In addition, many new applications, such as consumer power tools and electric bikes and developing applications such as hybrid electric vehicles incorporate large-format batteries that require much greater membrane separator volume per battery. As a result, we believe that membrane separator growth will exceed battery unit sales growth.

        In the motor vehicle battery market, the high proportion of aftermarket sales and the steady growth of the worldwide fleet of motor vehicles provide us with a growing, recurring revenue base in lead-acid battery membrane separators. We believe we will also benefit from the worldwide conversion of alternative separator materials to the higher-performance polyethylene-based membrane separators such as those we produce. Growth is strongest in the Asia-Pacific region as a result of increasing per capita penetration of automobiles, growth in the industrial and manufacturing sectors, and a high rate of conversion to polyethylene-based membrane separators. We have positioned ourselves to benefit from this growth by expanding capacity at our Prachinburi, Thailand facility, acquiring a 60% stake in a production facility in Tianjin, China, and establishing an Asian Technical Center in Thailand.

        Expansion of the Thailand facility occurred as part of larger restructuring activities. In 2005, we closed our Austrian lead-acid battery separator facility, downsized our German facility and transferred certain assets from these facilities to our facility in Thailand.

        In the separations media segment, our filtration membranes and modules are used in healthcare and high-performance industrial and specialty filtration applications. Healthcare applications include hemodialysis, blood oxygenation, and plasmapheresis. Growth in demand for hemodialysis membranes is driven by the increasing worldwide population of end-stage renal disease patients. We estimate that conversion to single-use dialyzers and increasing treatment frequency will result in additional dialyzer market growth.

        We produce a wide range of membranes and membrane-based elements for micro—and ultrafiltration and gasification/degasification of liquids. Micro- and ultrafiltration membrane element market growth is being driven by several factors, including end-market growth in applications such as water treatment and pharmaceutical processing, displacement of conventional filtration media by membrane filtration due to membranes' superior cost and performance attributes and increasing purity requirements in industrial and other applications.

        In separations media, we engaged in certain restructuring activities in each of 2004 and 2006 in response to changing customer, industry and market demands. Our 2004 restructuring plan was enacted to manage costs and to respond to the decision of a customer to outsource its dialyzer production. We implemented a number of cost reduction measures in 2004 relating to the separations media segment, including employee layoffs and the relocation and consolidation of certain research and development operations. All activities and charges relating to this plan were completed as of December 30, 2006. In 2005 and 2006, we experienced a significant decline in demand for cellulosic hemodialysis membranes, primarily driven by a shift in industry demand toward higher performing synthetic membranes. In response, in 2006 we ceased production of cellulosic hemodialysis membranes and realigned the cost structure of our separations media segment at our Wuppertal, Germany facility.

Critical accounting policies

        Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations, and that require the use of complex and subjective estimates based on past experience and management's judgment. Because of uncertainty inherent in such estimates, actual results may differ from these estimates. These policies are critical to the understanding of our operating results and financial condition and include the policies related to the allowance for doubtful accounts, the impairment of intangibles and goodwill, pension and other postretirement benefits and environmental matters. For a discussion of each of these policies, please see the discussion entitled "Critical Accounting Policies" under Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 30, 2006.

Results of Operations

        The following table sets forth, for the periods indicated, certain operating data in amount and as a percentage of net sales:

	Three Months Ended		Percentage of Sales Three Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
	($'s in millions)
Net sales	$129.8	$115.3	100.0%	100.0%

Gross profit	48.3	40.3	37.2%	35.0%
Selling, general and administrative expenses	23.6	22.5	18.2%	19.5%
Business restructuring	0.1	0.8	0.0%	0.7%

Operating income	24.6	17.0	19.0%	14.7%
Interest expense, net	23.6	22.1	18.2%	19.2%
Change in accounting principle related to postemployment benefits	—	(2.6)	—	(2.3)%
Foreign currency and other	(0.1)	0.7	(0.1)%	0.6%

	23.5	20.2	18.1%	17.5%

Income (loss) before income taxes	1.1	(3.2)	0.9%	(2.8)%
Income taxes	(1.0)	(1.6)	(0.8)%	(1.4)%

Income (loss) before the cumulative effect of a change in accounting principle	2.1	(1.6)	1.7%	(1.4)%
Cumulative effect of a change in accounting principle, net of tax	—	0.3	—	0.3%

Net income (loss)	$2.1	$(1.3)	1.7%	(1.1)%

Comparison of the three months ended March 31, 2007 with the three months ended April 1, 2006

        Net sales.    Net sales for the three months ended March 31, 2007 were $129.8 million, an increase of $14.5 million, or 12.6%, from the three months ended April 1, 2006. Energy storage sales for the three months ended March 31, 2007 were $93.9 million, an increase of $10.7 million, or 12.9%. The increase in energy storage sales was primarily due to higher lead-acid and lithium battery separator sales volume, higher average sales prices for lead-acid battery separators and the positive impact of dollar/euro exchange rate fluctuations of $2.5 million. Lead-acid separator volume growth of 6.6% was driven by the increasing size of the automotive market, particularly in Asia, and the trend of conversion from alternative separator materials to superior performing polyethylene-based separators. In addition, average sales prices increased due to global price increases implemented in the three months ended December 30, 2006 to offset higher raw material and energy costs. The increase in sales volumes of 15.3% for lithium battery separators was driven by strong demand for consumer electronic products and expanding applications for lithium batteries.

        Separations media sales for the three months ended March 31, 2007 were $3.8 million, an increase of $35.9 million, or 11.8% from the same period in the prior year. The increase in separations media sales was due to higher sales of industrial and specialty filtration products and the positive impact of dollar/euro exchange rate fluctuations of $2.2 million. The 29.8% growth in sales of industrial and specialty filtration products was due to continued growth in demand for high performance filtration applications. In total, hemodialysis sales for the three months ended March 31, 2007 were comparable to the three months ended April 1, 2006. Synthetic membrane sales volumes increased due to continued market growth for synthetic membranes. The increase in synthetic membrane sales was offset by the decline in cellulosic membrane sales. During 2006, we produced sufficient quantities of cellulosic membranes to meet our customer needs and ceased production of cellulosic membranes. We expect to sell the majority of our remaining quantities of cellulosic membranes during 2007.

        Gross Profit.    Gross profit as a percent of net sales was 37.2% for the three months ended March 31, 2007, as compared to 35.0% in the same period of the prior year. Energy storage gross profit as a percent of net sales increased to 39.4% for the three months ended March 31, 2007 from 36.8% in the same period of the prior year due to lower production costs per unit as increased production volumes resulted in fixed costs being applied to higher production volumes. Raw material and energy cost increases were largely offset by internal cost saving actions and the global price increase for lead-acid battery separators.

        Separations media gross profit as a percent of net sales increased to 31.5% for the three months ended March 31, 2007, which was consistent with 30.2% for the same period in the prior year.

        Selling, general and administrative expenses.    Selling, general and administrative expenses as a percent of net sales was 18.2% for the three months ended March 31, 2007, which was consistent with 19.5% for the same period in the prior year.

        Interest expense.    The $1.5 million increase in interest expense was primarily due to the increase in the interest rates on our variable rate debt driven by increases in the underlying base rates over the past year.

        Income taxes.    The income tax provision for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis. The effective tax rate was (96.5)% for the three months ended March 31, 2007, as compared to 50.7% for the same period in the prior year. Our effective tax rates fluctuate due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, certain export sales that are excluded from taxable income, various changes in estimates of permanent differences and valuation allowances, and the relative size of our consolidated income or loss before income taxes.

Business Restructuring

        The pre-tax components of restructuring activity in the three months ended March 31, 2007 were as follows:

	Balance at December 30, 2006	Restructuring Charges	Cash Payments	Foreign Currency Translation	Balance at March 31, 2007
	(in millions)
2006 Restructuring Plan:
Severance and benefit costs	$11.6	$—	$(2.8)	$0.1	$8.9
Other	5.7	—	(1.7)	—	4.0

	17.3	—	(4.5)	0.1	12.9
2005 Restructuring Plan:
Severance and benefit costs	0.9	0.1	(0.2)	—	0.8
2004 Restructuring Plan:
Severance and benefit costs	1.1	—	(0.3)	—	0.8

Total	$19.3	$0.1	$(5.0)	$0.1	$14.5

        The Company expects to make payments against the restructuring reserve of approximately $17.2 million in 2007, with the remaining payments expected to be made in 2008 and 2009.

        2006 Restructuring Plan.    In response to a significant decline in demand for cellulosic hemodialysis membranes driven by a shift in industry demand toward synthetic membranes, our separations media segment decided to exit the production of cellulosic membranes and realign its cost structure at its Wuppertal, Germany facility. On August 24, 2006, we announced a layoff of approximately 150 employees. Production of cellulosic hemodialysis membranes ceased on December 27, 2006 and the majority of the employees were laid off effective January 1, 2007. The total cost of the plan is expected to be approximately $17.0 million, consisting of $11.4 million for the employee layoffs and $5.6 million for other costs related to the shutdown of portions of the Wuppertal facility that will no longer be used. The other costs included in the restructuring plan are related to local regulations surrounding complete or partial shutdowns of a facility. We expect to complete these activities by the end of the second quarter of 2008. The timing, scope and costs of these restructuring measures are subject to change as we proceed with our restructuring plans and further evaluates our business needs and costs. The restructuring charge also included a non-cash impairment charge of $17.5 million for buildings and equipment used in the production of cellulosic hemodialysis membranes.

        2005 Restructuring Plan.    In order to better accommodate customer growth and related demand for both lead-acid and lithium battery separators in the greater Asian market, our energy storage segment transferred certain assets from Europe and the United States to its facilities in Thailand and China. The capacity realignment plan included the closure of our facility in Feistritz, Austria, the downsizing of our Norderstedt, Germany facility and the relocation of certain assets from these two plants to our facilities in Prachinburi, Thailand. During the three months ended September 30, 2006, we completed installation and started production with the assets relocated to Thailand. Additionally, finishing equipment from our facility in Charlotte, North Carolina was relocated to our facility in Shanghai, China. The total cost of the realignment plan is expected to be approximately $8.8 million, which has been substantially recognized through March 31, 2007. In addition to the benefit of realigning capacity with market growth, we expect to realize the full impact of cost savings in 2007. The timing and scope of these restructuring measures are subject to change as we further evaluate our business needs and costs.

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

Liquidity and Capital Resources

        Cash and cash equivalents increased to $69.2 million at March 31, 2007 from $54.7 million at December 30, 2006, due primarily to cash flows from operations of $22.9 million, partially offset by cash used in investing activities of $7.8 million and cash used in financing activities of $1.6 million.

        Operating activities.    Net cash provided by operations was $22.9 million in the three months ended March 31, 2007, as compared to $16.0 million in the three months ended April 1, 2006. Cash provided by operations for the three months ended March 31, 2007 consisted of net income before non-cash expenses of $18.1 million and an increase in working capital of $4.8 million, excluding the impact of foreign exchange rate fluctuations. Accounts receivable increased from December 30, 2006 to March 31, 2007 by approximately $0.8 million (excluding the $1.1 million increase due to movements in the dollar / euro exchange rate) and days sales outstanding remained comparable to prior periods. Inventories decreased approximately $2.4 million (excluding an $0.8 million increase due to movements in the dollar / euro exchange rate) due to the reduction of cellulosic hemodialysis membrane inventories as we began making final shipments out of inventory to our customers. During 2006, we built up cellulosic inventories in preparation for the shutdown of production on December 27, 2006. Accounts payable and accrued liabilities increased approximately $1.2 million (excluding the $1.1 million increase due to movements in the dollar / euro exchange rate), primarily due to an increase in accrued interest on the 8.75% Notes, partially offset by a reduction in the restructuring accrual. Interest for the 8.75% Notes is paid semi-annually in the second and fourth quarters.

        Cash provided by operations for the three months ended April 1, 2006 consisted of net income before non-cash expenses of $13.2 million and a decrease in working capital of $2.8 million. Accounts receivable increased from December 31, 2005 to April 1, 2006 by approximately $7.7 million (excluding the $1.6 million increase due to movements in the dollar / euro exchange rate) primarily due to the increase in sales during the quarter as compared to the same period in the prior year, while days sales outstanding remained comparable to prior periods. Inventories increased approximately $2.1 million (excluding the $1.2 million increase due to movements in the dollar / euro exchange rate) primarily due to increased inventory levels necessary to support higher sales. Days in inventory were comparable to prior year levels. Accounts payable and accrued liabilities increased approximately $13.1 million (excluding the $2.9 million increase due to movements in the dollar / euro exchange rate), primarily due to an increase in accrued interest on the 8.75% Notes and an increase in accrued personnel costs, including the performance-based incentive compensation plan accrual.

        Investing activities.    Capital expenditures were $2.7 million and $4.0 million in the three months ended March 31, 2007 and April 1, 2006, respectively. We are currently evaluating a number of growth opportunities which could result in capital expenditures in excess of the $24.0 million that we spent in fiscal 2006. During the three months ended March 31, 2007, the Company purchased a 60% share in a lead-acid battery separator manufacturing facility in Tianjin, China for $5.2 million.

        Financing activities.    Cash used in financing activities was $1.6 million and $0.3 million in the three months ended March 31, 2007 and April 1, 2006, respectively, and consisted primarily of scheduled principal payments on our debt.

        We intend to fund our ongoing operations through cash generated by operations and availability under the credit agreement relating to the senior secured credit facilities. As part of the 2004 Transactions, Polypore, Inc. incurred substantial debt under the credit agreement and from the issuance of the 8.75% senior subordinated notes, with interest payments on this indebtedness substantially increasing our liquidity requirements. As of March 31, 2007, our cash interest requirements for the next 12 months are expected to be approximately $65.0 million.

        The credit agreement for the senior secured credit facilities is comprised of a $370.0 million term loan ($326.5 million outstanding at March 31, 2007), and a €36.0 million term loan facility ($42.3 million outstanding at March 31, 2007) each due in 2011 and a $90.0 million revolving credit facility due in 2010 (no amounts were outstanding at March 31, 2007). The credit agreement permits Polypore, Inc. to incur additional senior secured debt at the option of participating lenders, subject to the satisfaction of certain conditions.

        Borrowings under the credit agreement bear interest at our choice of the Eurodollar rate or adjusted base rate, in each case, plus an applicable margin, subject to adjustment based on a pricing grid. At March 31, 2007, the applicable margin percentage was 2.00% for alternate base rate loans and 3.00% for adjusted LIBO rate loans. At March 31, 2007, the interest rates on our U.S. dollar term loan and Eurodollar term loan facilities were 8.32% and 6.73%, respectively.

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

        Adjusted EBITDA for Polypore, Inc., as defined in the credit agreement for the senior secured credit facilities, is calculated as follows:

Twelve Months Ended March 31, 2007
(in millions)
Net loss	$(9.7)
Add:
Depreciation and amortization	57.7
Interest expense, net	68.7
Income taxes	(13.5)
Stock compensation expense from Polypore International, Inc.(1)	0.6
Foreign currency loss	2.6
Loss on disposal of property, plant and equipment	1.9
Environmental expenses(2)	1.1
Asset impairment(3)	17.5
Business restructuring(4)	16.8
Other non-cash charges(5)	0.5

Adjusted EBITDA	$144.2

(1)
Represents compensation expense for stock options issued by Polypore International, Inc. to Polypore, Inc. employees.

(2)
Represents an increase in the existing environmental reserves at our manufacturing facility in Potenza, Italy.

(3)
Represents the non-cash asset impairment recognized in connection with the 2006 restructuring plan.

(4)
Represents business restructuring costs incurred for the 2004, 2005 and 2006 restructuring plans. For the 2006 restructuring plan, the credit agreement limits the add-back of cash charges to Adjusted EBITDA to $15.0 million, which is $2.0 million less than the actual costs incurred during the twelve months ended March 31, 2007.

(5)
Represents compensation expense recorded under EITF 05-5, Accounting for Early Retirement or Postemployment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements) and other non-cash items.

        The calculation of the minimum interest coverage ratio for Polypore, Inc. is as follows:

	Twelve Months Ended March 31, 2007
	(in millions)
Adjusted EBITDA	$144.2
Consolidated interest expense, as defined in the Credit Agreement(1)	65.8
Actual interest coverage ratio	2.19	x
Permitted minimum interest coverage ratio	1.70	x

(1)
Calculated as interest expense for the past twelve months of $68.7 million less amortization of loan acquisition costs of $2.9 million.

        Under the credit agreement for the senior secured credit facilities, Polypore, Inc. is required to maintain the following ratios of Adjusted EBITDA to interest expense for any four consecutive fiscal quarters ending during any of the following periods or on any of the following dates:

Date or Period	Ratio
June 30, 2007	1.75 to 1.00
September 29, 2007 through June 28, 2008	1.90 to 1.00
September 27, 2008 through January 3, 2009	2.00 to 1.00
January 4, 2009 through January 2, 2010	2.75 to 1.00
April 3, 2010 and each fiscal quarter thereafter	3.00 to 1.00

        The calculation of the maximum leverage ratio for Polypore, Inc. is as follows:

Twelve Months Ended March 31, 2007
(in millions)
Indebtedness, as defined in the Credit Agreement(1)	$799.8
Adjusted EBITDA	144.2
Actual leverage ratio	5.55x
Permitted maximum leverage ratio	6.90x

(1)
Calculated as long-term debt of $794.0 million plus capital lease obligation of $5.8 million.

        Under the credit agreement, Polypore, Inc. is required to maintain a ratio not more than the following ratios of total indebtedness to Adjusted EBITDA at the end of any quarter ending during any of the following periods or on any of the following dates:

Date or Period	Ratio
June 30, 2007	6.75 to 1.00
September 29, 2007	6.50 to 1.00
December 29, 2007	6.25 to 1.00
March 29, 2008	6.00 to 1.00
June 28, 2008	5.75 to 1.00
September 27, 2008 through January 3, 2009	5.50 to 1.00
January 4, 2009 through October 3, 2009	4.25 to 1.00
January 2, 2010 and each fiscal quarter thereafter	4.00 to 1.00

        In addition, the credit agreement contains certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances, and other matters customarily restricted in such agreements. The facilities also contain certain customary events of defaults, subject to grace periods, as appropriate. We believe that annual capital expenditure limitations imposed by the senior credit facilities will not significantly inhibit us from meeting our ongoing capital expenditure needs.

        Future principal debt payments are expected to be paid out of cash flows from operations, borrowings on our revolving credit facility and future refinancing of our debt.

        Polypore, Inc.'s 8.75% senior subordinated notes ($425.0 million outstanding at March 31, 2007) will mature in 2012 and are guaranteed by most of our existing and future domestic restricted subsidiaries, subject to certain exceptions. Except under certain circumstances, the 8.75% senior subordinated notes do not require principal payments prior to their maturity in 2012. Interest on the 8.75% senior subordinated notes is payable semi-annually in cash. The 8.75% senior subordinated notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments.

        Our 10.5% senior discount notes ($257.3 million outstanding at March 31, 2007) will mature in 2012 and, except under certain circumstances, such notes do not require principal payments prior to their maturity in 2012. Interest on the 10.5% senior discount notes will be payable in cash on April 1 and October 1 of each year, commencing on April 1, 2009. The 10.5% senior discount notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. Polypore International is the sole obligor of the 10.5% senior discount notes and although, as a holding company, we are dependent on the cash flow (and possibly the assets) of our subsidiaries to meet our debt obligations, our subsidiaries have no obligation under the 10.5% senior discount notes.

        We believe we have sufficient liquidity to meet our cash requirements over both the short term (next twelve months) and long term (in relation to our debt service requirements). In evaluating the sufficiency of our liquidity for both the shorter and longer term, we considered the expected cash flow to be generated by our operations and the available borrowings under the credit agreement for Polypore, Inc.'s senior secured credit facilities compared to our anticipated cash requirements for debt service, working capital (including restructuring payments), cash taxes and capital expenditures as well as funding requirements for long-term liabilities. We anticipate that our operating cash flow, together with borrowings under the revolving credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due for at least the next 12 months. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. See "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

        From time to time, we may explore additional financing methods and other means to lower our cost of capital, which could include stock issuance or debt financing and the application of the proceeds therefrom to the repayment of bank debt or other indebtedness. In addition, in connection with any future acquisitions, we may require additional funding which may be provided in the form of additional debt or equity financing or a combination thereof. There can be no assurance that any additional financing will be available to us on acceptable terms. We filed a Form S-1 registration statement with the Securities and Exchange Commission on March 14, 2007 (as amended on April 30, 2007).

Foreign Operations

        We manufacture our products at 11 strategically located facilities in North America, Europe and Asia. Net sales from the foreign locations were approximately $81.2 million and $67.9 million for the three months ended March 31, 2007 and April 1, 2006, respectively. Typically, we sell our products in the currency of the country where the manufacturing facility that produces the product is located. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on our business or market opportunities within such governments' countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.

Environmental matters

        We accrue for environmental obligations when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. Environmental reserves were $27.9 million and $28.0 million as of March 31, 2007 and December 30, 2006, respectively.

        In connection with the Transactions, we identified potential environmental contamination at our manufacturing facility in Potenza, Italy. Based on environmental studies and the initial remediation plan presented to local authorities, we recorded a liability of $3.3 million in connection with the application of purchase accounting for the Transactions. During the three months ended December 30, 2006, we further refined the remediation plan based on management's analysis of facts and circumstances and consultations with local authorities, resulting in an increase in the estimated environmental liability of $1.1 million that was recorded through a charge to earnings. We anticipate that expenditures will be made over the next seven to ten years.

        In the three months ended December 30, 2006, as part of an internal self-audit of our Corydon, IN and Owensboro, KY facilities, we identified instances of potential non-compliance with our environmental operating permits at these facilities. We self-reported these issues to the proper state and federal agencies and are taking steps to resolve these issues. Although the agencies have the authority and discretion to issue substantial fines that could be material, based upon management's analysis of facts and circumstances and consideration of recent cases addressed by the agencies involved, we do not believe that the maximum penalty will be assessed and that penalties, if any, resulting from this matter will not have a material adverse effect on our business, financial condition or results of operations.

        In connection with the acquisition of Membrana in 2002, we recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for us to remain in compliance with local regulations. We anticipate that expenditures will continue to be made over the next seven to ten years. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of the acquisition.

        We have indemnification agreements for certain environmental matters from Acordis A.G. ("Acordis") and Akzo Nobel ("Akzo"), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis's successors. Akzo's indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. The Akzo agreement provides indemnification of claims through December 2007, with the indemnification percentage decreasing each year during the coverage period. Through December 2003, Akzo pays 75% of any approved claim. After that, Akzo pays 65% of claims reported through December 2006 and 50% of claims reported through December 2007. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. At March 31, 2007 and December 30, 2006, amounts receivable under the indemnification agreement were $18.9 million and $18.7 million, respectively. The current portion of the indemnification receivable is included in other current assets.

Off-Balance Sheet Arrangements

        We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

New Accounting Standards

        On January 1, 2006, we adopted EITF Issue No. 05-5, Accounting for Early Retirement or Postemployment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements) ("EITF 05-5"). Under EITF 05-5, the salary components of Type I and Type II ATZ arrangements (excluding the bonus and additional contributions into the German government pension scheme) should be recognized over the period from the point at which the ATZ period begins until the end of the active service period. The bonus feature and the additional contributions into the German government pension scheme (collectively, the additional compensation) under a Type II ATZ arrangement should be accounted for as a postemployment benefit under Statement 112. An entity should recognize the additional compensation over the period from the point at which the employee signs the ATZ contract until the end of the active service period. In connection with an acquisition in 2002, we implemented a restructuring plan that included Type II ATZ arrangements. We accrued in the opening balance sheet the estimated amounts to be paid to employees during the passive phase, plus the bonus feature of the plan. Salary paid to employees during their active phase was expensed as incurred. As a result of adopting this consensus, which was treated as a change in accounting estimate effected by a change in accounting principle, we reduced the accrual for postemployment benefits and recognized $2.6 million in other income in the three months ended April 1, 2006. The reduction in the postemployment benefits accrual decreased the net loss in the three months ended April 1, 2006 by $1.6 million, or $9.53 per share.

        On January 1, 2006, we adopted FASB Statement No. 123 (R), Share-Based Payment ("FAS 123(R)") using the modified prospective transition method. FAS 123(R) generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements. Prior to adopting FAS 123R, we accounted for employee share-based compensation using the fair value method under FASB Statement No. 123, Accounting for Stock Based Compensation ("FAS 123"). FAS 123(R) requires forfeitures to be estimated at the time of grant and the estimate should be revised, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates. Prior to adopting FAS 123(R), we accounted for forfeitures as they occurred as allowed under FAS 123. The change in accounting for forfeitures under FAS 123(R) resulted in a $0.2 million charge, net of applicable income taxes of $0.1 million, that was recorded in the three months ended April 1, 2006 as a cumulative effect of a change in accounting principle.

        On December 31, 2006, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN 48"), which clarifies the accounting for uncertain tax positions. FIN 48 allows the tax effects from an uncertain tax position to be recognized in our financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption of FIN 48, we increased the existing reserves for uncertain tax positions by $0.9 million, recorded a deferred tax asset of $0.6 million and decreased retained earnings by $0.3 million for the cumulative effect of adopting FIN 48.

        In September 2006, the FASB issued FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("FAS 158"). FAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status through comprehensive income in the year in which the changes occur. This requirement will be effective for fiscal years ending after June 15, 2007. FAS 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of its fiscal year-end, with limited exceptions. This requirement is effective for fiscal years ending after December 15, 2008. We are currently evaluating the impact adoption of FAS 158 will have on our consolidated financial statements.

        In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("FAS 159"). FAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. FAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact adoption of FAS 159 will have on our consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to various market risks, which are potential losses arising from adverse changes in market rates and prices, such as interest rates and foreign exchange fluctuations. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest rate risk

        At March 31, 2007, we had fixed rate debt of approximately $682.6 million and variable rate debt of approximately $368.7 million. The pre-tax earnings and cash flow impact resulting from a 100 basis point increase in interest rates on our variable rate debt, holding other variables constant, would be approximately $3.7 million per year. We currently are not a party to any interest rate hedging arrangements.

Currency risk

        Outside of the United States, we maintain assets and operations in Europe and, to a lesser extent, Asia. The results of operations and financial position of our foreign operations are principally measured in their respective currency and translated into U.S. dollars. As a result, exposure to foreign currency gains and losses exists. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency. Our subsidiaries and affiliates also purchase and sell products and services in various currencies. As a result, we may be exposed to cost increases relative to the local currencies in the markets in which we sell. Because a different percentage of our revenues are in a foreign currency other than our costs, a change in the relative value of the U.S. dollar could have a disproportionate impact on our revenues compared to our cost, which could impact our margins. A portion of our assets are based in our foreign locations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected in other comprehensive income (loss). We have a euro-denominated term loan and senior subordinated notes that effectively hedge the Company's net investment in foreign subsidiaries. Therefore, foreign currency gains and losses resulting from the translation of the euro-denominated debt are included in accumulated other comprehensive income (loss). Accordingly, our consolidated shareholders' equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency, primarily the euro.

        The dollar/euro exchange rates used in our financial statements for the periods ended as set forth below were as follows:

	Three Months Ended
	March 31, 2007	April 1, 2006
Period end rate	1.3335	1.2135
Period average rate	1.3094	1.2028

        Our strategy for management of currency risk relies primarily on conducting our operations in a country's respective currency and may, from time to time, involve currency derivatives. As of March 31, 2007, we did not have any foreign currency derivatives outstanding.

Item 4.    Controls and Procedures

        An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective, as of March 31, 2007.

        During the three months ended March 31, 2007, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        As part of an internal self-audit of our Corydon, Indiana and Owensboro, Kentucky facilities, we recently identified instances of potential non-compliance with our environmental operating permits at these facilities. We self-reported these issues to the proper state and federal agencies and are taking steps to resolve these issues. Although the agencies have the authority and discretion to issue substantial fines that could be material, based upon management's analysis of the facts and circumstances and consideration of recent cases addressed by the agencies involved, we do not believe that the maximum penalty will be assessed or that penalties, if any, resulting from this matter will have an adverse effect on our business, financial condition or results of operations.

        We received a Finding of Violation, dated March 28, 2005, from the EPA alleging a noncompliance with the Title V Air Operating Permit at our Corydon, Indiana facility relating to the control of fugitive emissions at the facility. We recorded a reserve in 2005 for our best estimate of potential penalties. During the three months ended April 1, 2006, we finalized an agreement with the EPA that was consistent with our original estimate, which required the payment of penalties and the installation of a supplemental environmental project intended to reduce our total emissions. We have completed the work required under the agreement and on April 16, 2007, we received a letter from the EPA confirming successful completion of all obligations under the agreement and final resolution of this matter.

Item 1A. Risk Factors

        Item 1A ("Risk Factors") of our Annual Report on Form 10-K for the year ended December 31, 2006 sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results. Certain of those risk factors have been updated in this Form 10-Q to provide updated information, as set forth below.

If we are unable to adequately protect our intellectual property, we could lose a significant competitive advantage.

        Our success with our products depends, in part, on our ability to protect our unique technologies and products against competitive pressure and to defend our intellectual property rights. If we fail to adequately protect our intellectual property rights, competitors may manufacture and market products similar to ours. Even though we have filed patent applications, we may not be granted patents for those applications. Moreover, even if we are granted a patent, that does not prove conclusively that the patent is valid and enforceable. Our existing or future patents that we receive or license may not provide competitive advantages for our products. Our competitors may invalidate, narrow or avoid the scope of any existing or future patents, trademarks, or other intellectual property rights that we receive or license. In addition, patent rights may not prevent our competitors from developing, using or selling products that are similar or functionally equivalent to our products. Patent rights are territorial; thus, the patent protection we do have will only extend to those countries in which we have issued patents. Even so, the laws of certain countries do not protect our intellectual property rights to the same extent as do the laws of the United States and various European countries. The loss of protection for our intellectual property could reduce the market value of our products, reduce product sales, and lower our profits or impair our financial condition. We intend to enforce our intellectual property rights vigorously, and from time to time we may initiate claims against third parties that we believe are infringing our intellectual property rights if we are unable to resolve matters satisfactorily through negotiation or we may be required to participate in other administrative proceedings. Lawsuits brought to protect and enforce our intellectual property rights could be expensive, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Our failure to secure, protect and enforce our intellectual property rights could seriously harm our business. Security interests or liens have been granted to financial institutions on some of our patents. If we fail to satisfy our obligations, the financial institutions have rights to those patents.

Our past restructuring activities can have an adverse impact on our financial condition.

        On August 24, 2006, in response to a significant decline in demand for cellulosic hemodialysis membranes driven by a shift in industry demand toward synthetic membranes, we decided to exit the production of cellulosic membranes and realign the cost structure at our Wuppertal, Germany facility. As a result, we incurred $34.5 million in restructuring charges in 2006. We also engaged in restructuring activities and incurred restructuring charges of $8.7 million and $15.7 million in 2005 and 2004, respectively. Our cost reduction measures have previously included the closure of facilities, employee layoffs and the relocation of assets and operations. The timing, scope and costs of any past restructuring measures are subject to change. As a result, our past restructuring activities could disrupt our business and have an adverse impact on our financial condition.

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

Date: May 10, 2007	POLYPORE INTERNATIONAL, INC. (Registrant)
	By:	/s/ ROBERT B. TOTH Robert B. Toth President and Chief Executive Officer (principal executive officer)
	By:	/s/ LYNN AMOS Lynn Amos Chief Financial Officer (principal financial officer and principal accounting officer)

QuickLinks

Polypore International, Inc. Index to Quarterly Report on Form 10-Q For the Three Months Ended March 31, 2007
Forward-looking Statements
Polypore International, Inc. Condensed Consolidated Balance Sheets
Polypore International, Inc. Condensed Consolidated Statements of Operations (Unaudited)
Polypore International, Inc. Condensed Consolidated Statements of Cash Flows (unaudited)
Polypore International, Inc. Notes to Condensed Consolidated Financial Statements (unaudited)
SIGNATURES