Form 10-Q
period 2007-06-30
Polypore International, Inc.
filed 2007-08-13
CIK 1292556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from ___ to ___
Commission file number: 1-32266
POLYPORE INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-2049334

(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

11430 North Community House Road, Suite 350
Charlotte, North Carolina	28277

(Address of Principal Executive Offices)	(Zip Code)
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
☐ Yes ☑ No
There were 40,306,928 shares of the registrant’s common stock outstanding as of August 10, 2007.

Polypore International, Inc.
Index to Quarterly Report on Form 10-Q
For the Three Months Ended June 30, 2007
In this Quarterly Report on Form 10-Q, the words “Polypore International,” “Company,” “we,” “us” and “our” refer to Polypore International, Inc. together with its subsidiaries, including Polypore, Inc., unless the context indicates otherwise.

Forward-looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements, including, in particular, the statements about Polypore International’s plans, objectives, strategies and prospects regarding, among other things, the financial condition, results of operations and business of Polypore International and its subsidiaries. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” and other words and terms of similar meaning. These forward-looking statements may be contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or “Controls and Procedures” or the Company’s consolidated financial statements or the notes thereto.
These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Many factors mentioned in our discussion in this Quarterly Report on Form 10-Q, including the risks outlined under the caption entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 and in any subsequent Quarterly Reports on Form 10-Q, will be important in determining future results. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including with respect to Polypore International, the following, among other things:
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Polypore International, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2007
(in thousands)	(unaudited)	December 30, 2006*

Assets
Current assets:
Cash and cash equivalents	$70,075	$54,712
Accounts receivable, net	103,297	102,110
Inventories	65,362	67,741
Refundable income taxes	3,550	—
Prepaid and other	12,081	13,386

Total current assets	254,365	237,949
Property, plant and equipment, net	373,410	363,526
Goodwill	568,812	567,587
Intangibles and loan acquisition costs, net	194,794	204,645
Environmental indemnification receivable	15,833	15,236
Other	1,092	917

Total assets	$1,408,306	$1,389,860

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$22,579	$25,494
Accrued liabilities	54,329	55,883
Income taxes payable	—	3,689
Current portion of debt	4,539	3,938
Current portion of capital lease obligation	1,406	1,377

Total current liabilities	82,853	90,381
Debt, less current portion	1,055,866	1,038,837
Capital lease obligation, less current portion	4,044	4,754
Pension and postretirement benefits	64,556	61,219
Postemployment benefits	4,067	4,451
Environmental reserve, less current portion	23,537	22,935
Deferred income taxes	86,708	94,347
Other	14,181	3,274
Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value — 200,000,000 shares authorized, 40,306,928 and 25,347,470 shares issued and outstanding at June 30, 2007 and December 30, 2006, respectively	403	253
Paid-in capital	390,452	125,234
Common stock subscription receivable, net of underwriting fees	(267,900)	—
Retained deficit	(50,971)	(51,776)
Accumulated other comprehensive income (loss)	510	(4,049)

	72,494	69,662

Total liabilities and shareholders’ equity	$1,408,306	$1,389,860

*	Derived from audited consolidated financial statements
See notes to condensed consolidated financial statements

Polypore International, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except share data)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net sales	$131,736	$123,094	$261,517	$238,387
Cost of goods sold	83,835	78,461	165,335	153,441

Gross profit	47,901	44,633	96,182	84,946
Selling, general and administrative expenses	23,211	22,018	46,855	44,516
Business restructuring	82	553	135	1,325
Change in accounting principle related to postemployment benefits	—	—	—	(2,593)

Operating income	24,608	22,062	49,192	41,698
Other (income) expense:
Interest expense, net	23,829	23,662	47,472	45,762
Foreign currency and other	507	1,282	374	1,981

	24,336	24,944	47,846	47,743

Income (loss) before income taxes	272	(2,882)	1,346	(6,045)
Income taxes	1,323	(1,508)	287	(3,111)

Income (loss) before the cumulative effect of a change in accounting principle	(1,051)	(1,374)	1,059	(2,934)
Cumulative effect of a change in accounting principle related to stock compensation, net of income taxes of $139	—	—	—	231

Net income (loss)	$(1,051)	$(1,374)	$1,059	$(2,703)

Net income (loss) per share — basic and diluted:
Income (loss) before cumulative effect of a change in accounting principle	$(0.04)	$(0.05)	$0.04	$(0.12)
Cumulative effect of a change in accounting principle related to stock compensation, net of income taxes	—	—	—	0.01

Net income (loss)	$(0.04)	$(0.05)	$0.04	$(0.11)

Weighted average shares outstanding — basic	25,801,434	25,286,328	25,572,001	25,278,790
Effect of dilutive stock options	—	—	178,577	—

Weighted average shares outstanding — diluted	25,801,434	25,286,328	25,750,578	25,278,790

See notes to condensed consolidated financial statements

Polypore International, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
(in thousands)	June 30, 2007	July 1, 2006

Operating activities:
Net income (loss)	$1,059	$(2,703)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	15,562	20,319
Amortization expense	8,924	8,824
Amortization of loan acquisition costs	1,499	1,496
Amortization of debt discount	13,170	11,929
Stock compensation	296	73
Loss on disposal of property, plant and equipment	1,106	772
Foreign currency loss	498	87
Deferred income taxes	(6,027)	(8,089)
Business restructuring	135	1,325
Change in accounting principle related to postemployment benefits	—	(2,593)
Cumulative effect of change in accounting principle related to stock compensation	—	(370)
Changes in operating assets and liabilities:
Accounts receivable	609	(10,904)
Inventories	3,701	(3,319)
Prepaid and other current assets	447	168
Accounts payable and accrued liabilities	(5,090)	6,007
Income taxes payable	(1,807)	(1,245)
Other, net	(1,911)	627

Net cash provided by operating activities	32,171	22,404
Investing activities:
Purchases of property, plant and equipment	(9,977)	(11,128)
Acquisition of business	(5,475)	—

Net cash used in investing activities	(15,452)	(11,128)
Financing activities:
Principal payments on debt	(1,768)	(698)
Initial public offering costs	(633)	—
Repurchase of common stock	(320)	—
Loan acquisition costs	(34)	(15)
Issuance of common stock	—	399

Net cash used in financing activities	(2,755)	(314)
Effect of exchange rate changes on cash and cash equivalents	1,399	1,461

Net increase in cash and cash equivalents	15,363	12,423
Cash and cash equivalents at beginning of period	54,712	28,060

Cash and cash equivalents at end of the period	$70,075	$40,483

Supplemental non-cash financing activities:
Increase in common stock and additional paid in capital in connection with initial public offering, net of underwriting fees and other offering costs	$266,025	—
Offering costs included in accrued liabilities	1,875	—
Common stock subscription receivable	(267,900)	—
See notes to condensed consolidated financial statements

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Description of Business and Basis of Presentation
Description of Business
Polypore International, Inc. (the “Company”) is a leading global high technology filtration company that develops, manufactures and markets specialized microporous membranes used in separation and filtration processes. The Company has a global presence in the major geographic markets of North America, South America, Western Europe and Asia.
On July 31, 2007, Polypore Inc. (“Polypore”) merged with and into the Company, and the Company assumed all of Polypore’s obligations including the senior secured credit facility and the 8.75% senior subordinated notes.
On May 13, 2004, the Company acquired 100% of the outstanding common stock of PP Holding Corporation and its wholly owned subsidiary, PP Acquisition Corporation (“PP Acquisition”) for $320,385,000 in cash. On May 13, 2004, PP Acquisition purchased the outstanding capital stock of Polypore. The aggregate purchase price, including acquisition related costs, was approximately $1,150,073,000 in cash. In connection with the acquisition, PP Acquisition obtained a new credit facility, issued 8.75% senior subordinated notes and received equity contributions from its shareholders. PP Acquisition used the net proceeds from the new credit facility, the issuance of senior subordinated debt and equity contributions to repay all outstanding indebtedness under Polypore’s existing credit facility and pay transaction related fees and expenses. At the time of closing the acquisition, PP Acquisition merged with and into Polypore, with Polypore as the surviving corporation. These events are hereinafter referred to as the “Transactions”.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, the unaudited condensed consolidated financial statements and notes do not contain certain information included in the Company’s annual financial statements. In the opinion of management, all normal and recurring adjustments that are necessary for a fair presentation have been made. Operating results for the period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the annual audited financial statements for the fiscal year ended December 30, 2006.
2. Recent Accounting Pronouncements
On January 1, 2006, the Company adopted EITF Issue No. 05-5, Accounting for Early Retirement or Postemployment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements) (“EITF 05-5”). Under EITF 05-5, the salary components of Type I and Type II ATZ arrangements (excluding the bonus and additional contributions into the German government pension scheme) should be recognized over the period from the point at which the ATZ period begins until the end of the active service period. The bonus feature and the additional contributions into the German government pension scheme (collectively, the additional compensation) under a Type II ATZ arrangement should be accounted for as a postemployment benefit under FASB Statement No. 112, Employers’ Accounting for Postemployment Benefits. An entity should recognize the additional compensation over the period from the point at which the employee signs the ATZ contract until the end of the active service period. In connection with an acquisition in 2002, the Company implemented a restructuring plan that included Type II ATZ arrangements. The Company accrued in the opening balance sheet the estimated amounts to be paid to employees during the passive phase, plus the bonus feature of the plan. Salary paid to employees during their active phase was expensed as incurred. As a result of adopting this consensus, which was treated as a change in accounting estimate effected by a change in accounting principle, the Company reduced the accrual for postemployment benefits and recognized $2,593,000 in operating income in the three months ended April 1, 2006. The reduction in the postemployment benefits accrual decreased the net loss for the six months ended July 1, 2006 by $1,634,000, or $0.06 per share.
On January 1, 2006, the Company adopted FASB Statement No. 123 (R), Share-Based Payment (“FAS 123(R)”) using the modified prospective transition method. FAS 123(R) generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements. Prior to adopting FAS 123(R), the Company accounted for employee share-based compensation using the fair value method under FASB Statement No. 123, Accounting for Stock Based Compensation (“FAS 123”). FAS 123(R) requires forfeitures to be estimated at the time of grant and the estimate should be revised, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates. Prior the adoption of FAS 123(R), the Company accounted for forfeitures as they occurred as allowed under FAS 123. The change in accounting for forfeitures under FAS 123(R) resulted in a $231,000 charge, net of applicable income taxes of $139,000, which was recorded in the three months ended April 1, 2006 as a cumulative effect of a change in accounting principle.

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (“FAS 157”). FAS 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that adoption of FAS 157 will have on its consolidated financial statements.
In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FAS 158”). FAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status through comprehensive income in the year in which the changes occur. This requirement will be effective for fiscal years ending after June 15, 2007. FAS 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of its fiscal year-end, with limited exceptions. This requirement is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact that adoption of FAS 158 will have on its consolidated financial statements.
On December 31, 2006, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertain tax positions. FIN 48 allows the tax effects from an uncertain tax position to be recognized in the Company’s financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption of FIN 48, the Company increased the existing reserves for uncertain tax positions by $854,000, recorded a deferred tax asset of $643,000, decreased goodwill by $43,000 and decreased retained earnings by $254,000 for the cumulative effect of adopting FIN 48. Additionally, the reserve for uncertain tax positions, which had been included in income taxes payable at December 30, 2006, was reclassified as a separate component and is now included in other liabilities.
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that adoption of FAS 159 will have on its consolidated financial statements.
3. Initial Public Offering and Related Transactions
On June 25, 2007, the Company’s Board of Directors approved a 147.422-for-one stock split of the Company’s common stock. The Company’s shareholders approved amended and restated articles of incorporation which increased the Company’s authorized shares to 200,000,000 shares of common stock and 15,000,000 shares of preferred stock. The accompanying consolidated financial statements give retroactive effect as if the stock split of the Company’s common stock occurred for all periods presented.
On June 27, 2007, the Company priced its initial public offering of common stock and signed an underwriting agreement, pursuant to which the underwriters agreed to purchase 15,000,000 shares of its common stock on a firm commitment basis at a price of $19.00 per share. Public trading of the Company’s common stock commenced on June 28, 2007. The estimated net proceeds from this offering are expected to be approximately $265,392,000, net of underwriting fees and other offering related costs. Because the proceeds from the initial public offering were not received until after June 30, 2007, the Company recorded a common stock subscription receivable of $267,900,000 in shareholders’ equity, which represents the proceeds from the offering, net of underwriting fees of $17,100,000. Other offering expenses are estimated to be $2,508,000, of which $633,000 was paid during the three months ended June 30, 2007 and the remaining estimated amount has been recorded in accrued liabilities at June 30, 2007. On July 3, 2007, the Company received the net proceeds from the initial public offering. In July 2007, the Company used the net proceeds and cash on hand of $25,731,000 to purchase the 10.50% senior discount notes.
4. Inventories
Inventories are carried at the lower of cost or market using the first-in, first-out (“FIFO”) method of accounting and consist of:

(in thousands)	June 30, 2007	December 30, 2006

Raw materials	$21,702	$21,714
Work-in-process	11,766	10,679
Finished goods	31,894	35,348

Total	$65,362	$67,741

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5. Debt
Debt, in order of priority, consists of:

(in thousands)	June 30, 2007	December 30, 2006

Senior secured credit facility:
Revolving credit facility	$—	$—
Term loan facilities	369,073	369,163
8.75% senior subordinated notes	427,125	422,550
10.50% senior discount notes, net of unamortized original issue discount of $35,983 and $49,153, respectively	264,017	250,847
Other	190	215

	1,060,405	1,042,775
Less current maturities	4,539	3,938

Long-term debt	$1,055,866	$1,038,837

On July 3, 2007, the Company refinanced Polypore, Inc.’s senior secured credit facility with a new senior secured credit facility. The new credit facility provides for a $322,900,000 term loan facility and a €35,000,000 term loan facility ($47,163,000 at July 3, 2007) and a $90,000,000 revolving credit facility, which remains undrawn. The term loans mature in July 2014 and the revolving credit facility matures in July 2013. Interest rates under the new senior secured credit facilities are, at Polypore’s option, equal to either an alternate base rate plus a 1.25% margin or the Eurocurrency base rate plus a 2.25% margin. The new senior secured credit facility is subject to limitations on capital spending and, when loans are outstanding under the revolving credit facility, a maximum leverage ratio. The current portion of long-term debt in the accompanying balance sheet has been adjusted to reflect the terms of the new senior secured credit agreement and also includes the last payment made under the previous credit agreement which was made on July 2, 2007, subsequent to the end of the quarter and before the refinancing. In connection with the refinancing, the Company incurred loan acquisition costs of approximately $8,396,000, which will be capitalized in the third quarter of 2007 and amortized over the life of the new credit facility.
In July 2007, the Company used proceeds from the initial public offering and cash on hand of $25,731,000 to purchase the 10.50% senior discount notes. The purchase of the notes was accomplished by a tender offer and subsequent redemption of the notes not tendered. The total purchase price for the notes was $293,631,000, consisting of principal of $264,144,000 and tender and redemption premiums of $29,487,000. The tender and redemption premiums will be recognized as expense in the third quarter of 2007.
During the third quarter of 2007, the Company will write-off loan acquisition costs of $10,957,000 associated with the previous senior secured credit facility and the 10.50% senior discount notes.
6. Employee Benefit Plans
The Company and its subsidiaries sponsor multiple defined benefit pension plans and an other postretirement benefit plan. The following table provides the components of net periodic benefit cost:

	Pension Plans
	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Service cost	$815	$759	$1,601	$1,478
Interest cost	842	805	1,654	1,568
Expected return on plan assets	(245)	(200)	(481)	(392)
Recognized net actuarial loss	94	8	184	17

Net periodic benefit cost	$1,506	$1,372	$2,958	$2,671

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Service cost	$8	$8	$16	$16
Interest cost	28	28	56	57
Recognized net actuarial loss	—	3	—	4

Net periodic benefit cost	$36	$39	$72	$77

7. Environmental Matters
The Company accrues for environmental obligations when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. Environmental reserves were $27,966,000 and $27,995,000 as of June 30, 2007 and December 30, 2006, respectively.
In connection with the Transactions, the Company identified potential environmental contamination at its manufacturing facility in Potenza, Italy. Based on environmental studies and the initial remediation plan presented to local authorities, the Company recorded a liability of $3,261,000 in connection with the application of purchase accounting for the Transactions. During the three months ended December 30, 2006, the Company further refined the remediation plan based on management’s analysis of facts and circumstances and consultations with local authorities, resulting in an increase in the estimated environmental liability of $1,078,000 that was recorded through a charge to earnings. The Company anticipates that expenditures will be made over the next seven to ten years.
In 2006, as part of an internal self-audit of its Corydon, IN and Owensboro, KY facilities, the Company identified instances of potential non-compliance with its environmental operating permits at these facilities. The Company self-reported these issues to the proper state and federal agencies and is taking steps to resolve these issues. Although the agencies have the authority and discretion to issue substantial fines that could be material, based upon management’s analysis of facts and circumstances and consideration of recent cases addressed by the agencies involved, the Company does not believe that the maximum penalty will be assessed and that penalties, if any, resulting from this matter will not have a material adverse effect on the business, financial condition or results of operations of the Company.
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
The Company has indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel (“Akzo”), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. The Akzo agreement provides indemnification of claims through December 2007, with the indemnification percentage decreasing each year during the coverage period. Through December 2003, Akzo pays 75% of any approved claim. After that, Akzo pays 65% of claims reported through December 2006 and 50% of claims reported through December 2007. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. At June 30, 2007 and December 30, 2006, amounts receivable under the indemnification agreement were $19,102,000 and $18,669,000, respectively. The current portion of the indemnification receivable is included in other current assets.

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
8. Business Restructuring
2006 Restructuring Plan
In response to a significant decline in demand for cellulosic hemodialysis membranes driven by a shift in industry demand toward synthetic membranes, the Company’s separations media segment decided to exit the production of cellulosic membranes and realign its cost structure at its Wuppertal, Germany facility. On August 24, 2006, the Company announced a layoff of approximately 150 employees. Production of cellulosic hemodialysis membranes ceased on December 27, 2006 and the majority of the employees were laid off effective January 1, 2007. The total cost of the plan is expected to be approximately $17,040,000, consisting of $11,403,000 for the employee layoffs and $5,637,000 for other costs related to the shutdown of portions of the Wuppertal facility that will no longer be used. The other costs included in the restructuring plan are related to local regulations surrounding complete or partial shutdowns of a facility. The Company expects to complete these activities by the end of the second quarter of 2008. The timing, scope and costs of these restructuring measures are subject to change as the Company proceeds with its restructuring plans and further evaluates its business needs and costs. The restructuring charge also included a non-cash impairment charge of $17,492,000 for buildings and equipment used in the production of cellulosic hemodialysis membranes. No goodwill or intangible assets were assigned to the cellulosics business in the allocation of purchase price for the Transactions.
2005 Restructuring Plan
In order to better accommodate customer growth and related demand for both lead-acid and lithium battery separators in the greater Asian market, the Company’s energy storage segment transferred certain assets from Europe and the United States to its facilities in Thailand and China. The capacity realignment plan included the closure of the Company’s facility in Feistritz, Austria, the downsizing of its Norderstedt, Germany facility and the relocation of certain assets from these two plants to the Company’s facilities in Prachinburi, Thailand. During the three months ended September 30, 2006, the Company completed installation and started production with the assets relocated to Thailand. Additionally, finishing equipment from the Company’s facility in Charlotte, North Carolina was relocated to its facility in Shanghai, China. The total cost of the realignment plan is expected to be approximately $8,900,000, of which $8,881,000 was recognized through June 30, 2007. The remaining expenses will be recognized in 2007. In addition to the benefit of realigning capacity with market growth, the Company expects to realize the full impact of cost savings in 2007. The timing and scope of these restructuring measures are subject to change as the Company further evaluates its business needs and costs.
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
Restructuring activity during the six months ended June 30, 2007 consisted of:

	Balance at			Foreign
	December 30,	Restructuring	Cash	Currency	Balance at
(in thousands)	2006	Charges	Payments	Translation	June 30, 2007

2006 Restructuring Plan:
Severance and benefit costs	$11,559	$—	$(5,630)	$190	$6,119
Other	5,684	—	(3,265)	83	2,502

	17,243	—	(8,895)	273	8,621

2005 Restructuring Plan:
Severance and benefit costs	876	135	(491)	17	537

2004 Restructuring Plan:
Severance and benefit costs	1,152	—	(614)	17	555

Total	$19,271	$135	$(10,000)	$307	$9,713

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
9. Stock Option Plans
On June 15, 2006, the Company adopted the Polypore International, Inc. 2006 Stock Option Plan (“2006 Plan”). The Company recognized $148,000 and $296,000 in stock compensation expense during the three and six months ended June 30, 2007, respectively. The Company recognized $73,000 in stock compensation expense during the three and six months ended July 1, 2006, respectively. Stock compensation expense is recognized as a component of “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.
On June 28, 2007, the Company adopted the 2007 Stock Incentive Plan (“2007 Plan”). The total number of shares of common stock available for issuance under the 2007 Plan is 1,751,963 shares. Stock options granted under the 2007 Plan will have 10-year terms and be issued with an exercise price not less than the fair market value of the Company’s stock on the grant date.
10. Income Taxes
The income tax provision for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the estimated taxable income by country and the statutory rates on a country-by-country basis. Income tax expense recorded in the financial statements differs from the Federal statutory income tax rate due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, certain export sales which are excluded from taxable income and various changes in estimates of permanent differences and valuation allowances. The impact of these factors on the effective tax rate is exacerbated by the relatively low consolidated income before income taxes.
In the three months ended June 30, 2007, the Company’s estimate of 2007 annualized income changed as a result of the refinancing of the senior secured credit facility and the purchase of the 10.50% senior discount notes in July 2007. These transactions will reduce interest expense and increase income before income taxes from the date of the transactions, resulting in a different overall effective income tax rate for fiscal year 2007 than was used to record income taxes in the first quarter of 2007. The effective income tax rate used in the second quarter of 2007 was adjusted to reflect the lower interest expense that will result from these transactions, so that the effective income tax rate for the six months ended June 30, 2007 represents the Company’s full year expectations as of June 30, 2007 (before the impact of discrete items discussed below).
The refinancing of the senior secured credit facility and the purchase of the 10.50% senior discount notes will have an additional impact on the Company’s effective income tax rate in the third quarter of 2007, when loan acquisition costs of $10,957,000 and tender and redemption premiums of $29,487,000 are recognized as expense. The total expense of $40,444,000 will be tax affected at the blended U.S. Federal and applicable state income tax rate of approximately 37%, which will increase the Company’s overall effective tax rate in the third quarter of 2007. In accordance with APB 28, Interim Financial Reporting, discrete events that impact the effective tax rate should be recorded in the period in which the discrete event occurs.
As of June 30, 2007 and December 31, 2006, the Company had unrecognized tax benefits of $8,900,000 and $8,703,000, respectively. The increase in unrecognized tax benefits from December 31, 2006 related to additions for tax positions taken in prior periods. The unrecognized tax benefits include uncertain tax positions of $1,478,000 that may affect the Company’s annual effective income tax rate upon resolution.
The Company recognizes accrued interest and penalties related to unrecognized tax positions as a component of income tax expense in its financial statements. As of June 30, 2007 and December 31, 2006, the Company had accrued $430,000 and $375,000, respectively, for the potential payment of penalties and interest.
The Company files numerous tax returns in approximately 10 different tax jurisdictions, including North America, Europe and Asia. Generally, the Company is not subject to income tax adjustments in the U.S. for tax years before 2002 and in foreign jurisdictions for tax years prior to 2000. The Company is currently undergoing income tax audits in two tax jurisdictions. The U.S. tax authority is currently examining the Company’s Federal income tax returns for tax years 2003 and 2004. The German tax authority has informed the Company that they will audit the 2001, 2002 and 2003 tax years of one of the Company’s German subsidiaries. Because audit outcomes and the timing of audit settlements are subject to significant uncertainty, the Company cannot make a reasonable estimate of the impact on earnings in the next twelve months from these audits.

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
11. Comprehensive Income (Loss)
Comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net income (loss)	$(1,051)	$(1,374)	$1,059	$(2,703)
Other comprehensive income, primarily foreign currency translation	735	1,673	4,559	3,213

Comprehensive income (loss)	$(316)	$299	$5,618	$510

12. Related Party Transactions
The Company’s German subsidiary has equity investments in two companies that provide patent, trademark and research services for the Company and other companies that have invested in them. The Company’s investments represent 25% ownership in each of the firms and are accounted for by the equity method of accounting. The Company’s equity investment account balance was $251,000 and $177,000 at June 30, 2007 and December 30, 2006, respectively. Charges from the affiliates for work performed were $182,000 and $528,000 for the three and six months ended June 30, 2007, respectively. Charges from the affiliates for work performed were $261,000 and $461,000 for the three and six months ended July 1, 2006, respectively. Amounts due to the affiliates were approximately $60,000 and $59,000 at June 30, 2007 and December 30, 2006, respectively.
13. Acquisition
Effective January 1, 2007, the Company purchased from Nippon Sheet Glass Company, Limited (“NSG”) a 60% share in Daramic NSG Tianjin PE Separator Co., LTD (“DNPET”) for $5,475,000, including acquisition related costs. DNPET is a lead-acid battery separator manufacturing facility located in Tianjin, China. The acquisition supports the Company’s strategy of expanding capacity in the high growth Asia-Pacific region. Beginning January 1, 2007, DNPET’s assets, liabilities, results of operations and cash flows are consolidated with those of the Company and NSG’s interest in DNPET is included in the Company’s consolidated balance sheet as minority interest. The Company is entitled to all of the earnings and cash flow from DNPET for the first two years and after that, earnings and cash flows are allocated based on ownership percentages. The acquisition was accounted for as a purchase in conformity with FASB Statement No. 141, Business Combinations and FASB Statement No. 142, Goodwill and Other Intangible Assets. On January 1, 2009 and January 1, 2012, the Company can exercise a call option and NSG can exercise a put option for the Company to purchase NSG’s 40% ownership interest for $3,600,000. After 2012, the exercise price of the call and put options will be equal to the fair market value of the shares, as determined by an independent appraiser. No amounts were assigned to the call or put option in the allocation of purchase price for the acquisition. The excess of the purchase price over the fair value of the net assets purchased was approximately $1,240,000 and was allocated to goodwill. DNPET is included in the Company’s energy storage segment.

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
14. Segment Information
The Company’s operations are principally managed on a products basis and are comprised of three operating segments that have been aggregated into two reportable segments: energy storage and separations media. The energy storage segment produces and markets membranes that provide the critical function of separating the cathode and anode in a variety of battery markets, including lithium, industrial and transportation applications. The separations media segment produces and markets membranes used as the high technology filtration element in various healthcare and industrial applications.
The Company evaluates the performance of segments and allocates resources to segments based on operating income before interest, income taxes, depreciation and amortization.
Financial information relating to the reportable operating segments is presented below:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(in thousands)	2007	2006	2007	2006

Net sales to external customers (by major product group):
Lead-acid battery separators	$72,126	$66,197	$144,717	$130,409
Lithium battery separators	20,346	21,610	41,653	40,553

Energy storage	92,472	87,807	186,370	170,962
Healthcare	26,165	24,281	49,358	45,826
Filtration and specialty	13,099	11,006	25,789	21,599

Separations media	39,264	35,287	75,147	67,425

Total net sales to external customers	$131,736	$123,094	$261,517	$238,387

Operating income:
Energy storage	$19,888	$20,122	$39,764	$35,479
Separations media	4,805	2,571	9,613	5,029
Corporate	(3)	(78)	(50)	(78)

Segment operating income	24,690	22,615	49,327	40,430
Business restructuring	82	553	135	1,325
Change in accounting principle related to post employment benefits	—	—	—	(2,593)

Total operating income	24,608	22,062	49,192	41,698
Reconciling items:
Interest expense, net	23,829	23,662	47,472	45,762
Foreign currency and other	507	1,282	374	1,981

Income (loss) before income taxes	$272	$(2,882)	$1,346	$(6,045)

Depreciation and amortization:
Energy storage	$8,178	$7,721	$16,363	$15,727
Separations media	4,195	6,862	8,123	13,416

Total depreciation and amortization	$12,373	$14,583	$24,486	$29,143

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
15. Financial Statements of Guarantors
On July 31, 2007, Polypore merged with and into the Company, and the Company assumed all of Polypore’s obligations under the 8.75% senior subordinated notes. The senior subordinated notes are unconditionally guaranteed, jointly and severally, on a senior basis by certain of the Company’s wholly owned subsidiaries (“Guarantors”). Management has determined that separate complete financial statements of the Guarantors would not be material to users of the financial statements.
The following sets forth condensed consolidating financial statements of the Guarantors and non-Guarantor subsidiaries.
Condensed Consolidating Balance Sheet
As of June 30, 2007

	Combined	Combined
	Guarantor	Non-Guarantor		Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	The Company	and Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$35,655	$34,420	$—	$70,075
Accounts receivable, net	37,300	65,997	—	—	103,297
Inventories	18,116	47,246	—	—	65,362
Refundable income taxes	621	2,929	—	—	3,550
Other	2,651	9,572	(142)	—	12,081

Total current assets	58,688	161,399	34,278	—	254,365
Due from affiliates	219,166	270,428	286,646	(776,240)	—
Investment in subsidiaries	241,118	300,596	240,219	(781,933)	—
Property, plant and equipment, net	105,739	267,671	—	—	373,410
Goodwill	—	1,268	567,544	—	568,812
Intangibles and loan acquisition costs, net	50	—	194,744	—	194,794
Other	711	16,214	—	—	16,925

Total assets	$625,472	$1,017,576	$1,323,431	$(1,558,173)	$1,408,306

Liabilities and shareholders’ equity
Accounts payable and accrued liabilities	$26,943	$41,656	$8,309	$—	$76,908
Current portion of debt	—	—	4,539	—	4,539
Current portion of capital lease obligation	1,406	—	—	—	1,406

Total current liabilities	28,349	41,656	12,848	—	82,853
Due to affiliates	315,164	262,003	199,073	(776,240)	—
Debt, less current portion	—	190	1,055,676	—	1,055,866
Capital lease obligation, less current portion	4,044	—	—	—	4,044
Pension and postretirement benefits	2,322	62,108	126	—	64,556
Postemployment benefits	—	4,067	—	—	4,067
Environmental reserve, less current portion	—	23,537	—	—	23,537
Deferred income taxes and other	68,553	50,220	(17,884)	—	100,889
Shareholder’s equity	207,040	573,795	73,592	(781,933)	72,494

Total liabilities and shareholders’ equity	$625,472	$1,017,576	$1,323,431	$(1,558,173)	$1,408,306

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
15. Financial Statements of Guarantors (continued)
Condensed Consolidating Balance Sheet
As of December 30, 2006

	Combined	Combined
	Guarantor	Non-Guarantor		Reclassifications and
(in thousands)	Subsidiaries	Subsidiaries	The Company	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$30,807	$23,905	$—	$54,712
Accounts receivable, net	37,287	64,823	—	—	102,110
Inventories	16,211	51,530	—	—	67,741
Other	3,435	10,062	(111)	—	13,386

Total current assets	56,933	157,222	23,794	—	237,949
Due from affiliates	199,196	256,327	284,658	(740,181)	—
Investment in subsidiaries	252,129	304,592	220,743	(777,464)	—
Property, plant and equipment, net	107,050	256,476	—	—	363,526
Goodwill	—	—	567,587	—	567,587
Intangibles and loan acquisition costs, net	57	—	204,588	—	204,645
Other	645	15,437	71	—	16,153

Total assets	$616,010	$990,054	$1,301,441	$(1,517,645)	$1,389,860

Liabilities and shareholders’ equity
Accounts payable and accrued liabilities	$13,769	$53,741	$13,867	$—	$81,377
Income taxes payable	13,447	(9,758)	—	—	3,689
Current portion of debt	—	152	3,786	—	3,938
Current portion of capital lease obligation	1,377	—	—	—	1,377

Total current liabilities	28,593	44,135	17,653	—	90,381
Due to affiliates	290,183	258,683	191,315	(740,181)	—
Debt, less current portion	—	63	1,038,774	—	1,038,837
Capital lease obligations, less current portion	4,754	—	—	—	4,754
Pension and postretirement benefits	2,302	58,917	—	—	61,219
Post employment benefits	—	4,451	—	—	4,451
Environmental reserve, less current portion	—	22,935	—	—	22,935
Deferred income taxes and other	63,593	49,991	(15,963)	—	97,621
Shareholder’s equity	226,585	550,879	69,662	(777,464)	69,662

Total liabilities and shareholders’ equity	$616,010	$990,054	$1,301,441	$(1,517,645)	$1,389,860

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
15. Financial Statements of Guarantors (continued)
Condensed Consolidating Statement of Operations
For the three months ended June 30, 2007

	Combined	Combined
	Guarantor	Non-Guarantor		Reclassifications and
(in thousands)	Subsidiaries	Subsidiaries	The Company	Eliminations	Consolidated

Net sales	$46,307	$85,429	$—	$—	$131,736
Cost of goods sold	20,883	62,952	—	—	83,835

Gross profit	25,424	22,477	—	—	47,901
Selling, general and administrative expenses	13,936	9,130	145	—	23,211
Business restructuring	—	82	—	—	82

Operating income (loss)	11,488	13,265	(145)	—	24,608
Other (income) expense, net	(1,805)	2,346	23,795	—	24,336
Equity in earnings of subsidiaries	—	—	(13,159)	13,159	—

Income (loss) before income taxes	13,293	10,919	(10,781)	(13,159)	272
Income taxes	7,612	3,441	(9,730)	—	1,323

Net income (loss)	$5,681	$7,478	$(1,051)	$(13,159)	$(1,051)

Condensed Consolidating Statement of Operations
For the three months ended July 1, 2006

		Combined
	Combined	Non-
	Guarantor	Guarantor		Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	The Company	and Eliminations	Consolidated

Net sales	$46,262	$76,832	$—	$—	$123,094
Cost of goods sold	19,483	58,978	—	—	78,461

Gross profit	26,779	17,854	—	—	44,633
Selling, general and administrative expenses	13,080	8,860	78	—	22,018
Business restructuring	—	553	—	—	553

Operating income (loss)	13,699	8,441	(78)	—	22,062
Other (income) expense, net	(399)	974	24,369	—	24,944
Equity in earnings of subsidiaries	—	—	(11,299)	11,299	—

Income (loss) before income taxes	14,098	7,467	(13,148)	(11,299)	(2,882)
Income taxes	6,617	3,649	(11,774)	—	(1,508)

Net income (loss)	$7,481	$3,818	$(1,374)	$(11,299)	$(1,374)

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
15. Financial Statements of Guarantors (continued)
Condensed Consolidating Statement of Operations
For the six months ended June 30, 2007

		Combined
	Combined	Non-
	Guarantor	Guarantor		Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	The Company	and Eliminations	Consolidated

Net sales	$94,863	$166,654	$—	$—	$261,517
Cost of goods sold	41,711	123,624	—	—	165,335

Gross profit	53,152	43,030	—	—	96,182
Selling, general and administrative expenses	29,348	17,173	334	—	46,855
Business restructuring	—	135	—	—	135

Operating income (loss)	23,804	25,722	(334)	—	49,192
Other (income) expense, net	(3,519)	3,996	47,369	—	47,846
Equity in earnings of subsidiaries	—	—	(27,982)	27,982	—

Income (loss) before income taxes	27,323	21,726	(19,721)	(27,982)	1,346
Income taxes	15,411	5,656	(20,780)	—	287

Net income	$11,912	$16,070	$1,059	$(27,982)	$1,059

Condensed Consolidating Statement of Operations
For the six months ended July 1, 2006

		Combined
	Combined	Non-
	Guarantor	Guarantor		Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	The Company	and Eliminations	Consolidated

Net sales	$92,109	$146,278	$—	$—	$238,387
Cost of goods sold	41,941	111,500	—	—	153,441

Gross profit	50,168	34,778	—	—	84,946
Selling, general and administrative expenses	26,677	17,761	78	—	44,516
Business restructuring	—	1,325	—	—	1,325
Change in accounting principle related to postemployment benefits	—	(2,593)	—	—	(2,593)

Operating income (loss)	23,491	18,285	(78)	—	41,698
Other (income) expense, net	(1,035)	1,939	46,839	—	47,743
Equity in earnings of subsidiaries	—	—	(24,711)	24,711	—

Income (loss) before income taxes	24,526	16,346	(22,206)	(24,711)	(6,045)
Income taxes	13,243	2,918	(19,272)	—	(3,111)

Net income (loss)	$11,283	$13,428	$(2,934)	$(24,711)	$(2,934)

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
15. Financial Statements of Guarantors (continued)
Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2007

	Combined	Combined
	Guarantor	Non-Guarantor		Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	The Company	and Eliminations	Consolidated

Net cash provided by operating activities	$20,905	$25,284	$13,964	$(27,982)	$32,171
Investing activities:
Purchases of property, plant and equipment	(3,679)	(6,298)	—	—	(9,977)
Purchase of 60% share in manufacturing facility	—	(5,475)	—	—	(5,475)

Net cash used in investing activities	(3,679)	(11,773)	—	—	(15,452)
Financing activities:
Principal payments on debt	(681)	(30)	(1,057)	—	(1,768)
Initial public offering costs	—	—	(633)	—	(633)
Repurchase of common stock	—	—	(320)	—	(320)
Loan acquisition costs	—	—	(34)	—	(34)
Intercompany transactions, net	(16,534)	(10,044)	(1,404)	27,982	—

Net cash provided by (used in) financing activities	(17,215)	(10,074)	(3,448)	27,982	(2,755)
Effect of exchange rate changes on cash and cash equivalents	(11)	1,410	—	—	1,399

Net increase in cash and cash equivalents	—	4,847	10,516	—	15,363
Cash and cash equivalents at beginning of period	—	30,807	23,905	—	54,712

Cash and cash equivalents at end of period	$—	$35,654	$34,421	$—	$70,075

Condensed Consolidating Statement of Cash Flows
For the six months ended July 1, 2006

	Combined	Combined
	Guarantor	Non-Guarantor		Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	The Company	and Eliminations	Consolidated

Net cash provided by operating activities	$21,794	$10,781	$14,541	$(24,712)	$22,404
Investing activities:
Purchases of property, plant and equipment	(7,106)	(4,022)	—	—	(11,128)

Net cash used in investing activities	(7,106)	(4,022)	—	—	(11,128)
Financing activities:
Principal payments on debt	(631)	(67)	—	—	(698)
Loan acquisition costs	—	—	(15)	—	(15)
Issuance of common stock	—	—	399	—	399
Intercompany transactions, net	(14,019)	(2,012)	(8,681)	24,712	—

Net cash provided by (used in) financing activities	(14,650)	(2,079)	(8,297)	24,712	(314)
Effect of exchange rate changes on cash and cash equivalents	47	1,414	—	—	1,461

Net increase in cash and cash equivalents	85	6,094	6,244	—	12,423
Cash and cash equivalents at beginning of period	20	18,173	9,867	—	28,060

Cash and cash equivalents at end of period	$105	$24,267	$16,111	$—	$40,483

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
Lithium batteries are the power source in a wide variety of electronics applications ranging from laptop computers and mobile phones to power tools. In addition, many new applications, such as consumer power tools and electric bikes and developing applications such as hybrid electric vehicles incorporate large-format batteries that require much greater membrane separator volume per battery. As a result, we believe that membrane separator growth will exceed battery unit sales growth. In June 2007, our Board of Directors approved a lithium battery separator capacity expansion at our Charlotte, NC facility to be completed by mid-2008.
In the motor vehicle battery market, the high proportion of aftermarket sales and the steady growth of the worldwide fleet of motor vehicles provide us with a growing, recurring revenue base in lead-acid battery membrane separators. We believe we will also benefit from the worldwide conversion of alternative separator materials to the higher-performance polyethylene-based membrane separators such as those we produce. Growth is strongest in the Asia-Pacific region as a result of increasing per capita penetration of automobiles, growth in the industrial and manufacturing sectors, and a high rate of conversion to polyethylene-based membrane separators. We have positioned ourselves to benefit from this growth by expanding capacity at our Prachinburi, Thailand facility, acquiring a 60% stake in a production facility in Tianjin, China, and establishing an Asian Technical Center in Thailand. In August 2007, our Board of Directors approved an additional capacity expansion at our Prachinburi, Thailand facility to be completed by the end of 2008.
Expansion of the Thailand facility occurred as part of larger restructuring activities. In 2005, we closed our Austrian lead-acid battery separator facility, downsized our German facility and transferred certain assets from these facilities to our facility in Thailand.
In the separations media segment, our filtration membranes and modules are used in healthcare and high-performance filtration and specialty applications. Healthcare applications include hemodialysis, blood oxygenation, and plasmapheresis. Growth in demand for hemodialysis membranes is driven by the increasing worldwide population of end-stage renal disease patients. We estimate that conversion to single-use dialyzers and increasing treatment frequency will result in additional dialyzer market growth.
We produce a wide range of membranes and membrane-based elements for micro- and ultrafiltration and gasification/degasification of liquids. Micro- and ultrafiltration membrane element market growth is being driven by several factors, including end-market growth in applications such as water treatment and pharmaceutical processing, displacement of conventional filtration media by membrane filtration due to membranes’ superior cost and performance attributes and increasing purity requirements in industrial and other applications.
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
Polypore International, Inc. is owned, directly and indirectly, by Warburg Pincus Private Equity VIII, L.P. and Warburg Pincus International Partners, L.P. as well as certain members of management. On May 13, 2004, Polypore International, Inc., through a wholly owned subsidiary, purchased the outstanding capital stock of Polypore, Inc. (“Polypore”). The aggregate purchase price, including acquisition related costs, was approximately $1.15 billion in cash. In connection with the acquisition, Polypore obtained a new credit facility, issued 8.75% senior subordinated notes and received equity contributions from its shareholders. These net proceeds were used to pay the net purchase price to the existing shareholders, repay all outstanding indebtedness under Polypore’s existing credit facility and pay transaction related fees and expenses. These events are hereinafter referred to as the “Transactions”.

Initial Public Offering and Related Transactions
On June 25, 2007, our Board of Directors approved a 147.422-for-one stock split of our common stock.
On June 27, 2007, we priced our initial public offering of common stock and signed an underwriting agreement, pursuant to which the underwriters agreed to purchase 15.0 million shares of our common stock on a firm commitment basis at a price of $19.00 per share. Public trading of our common stock commenced on June 28, 2007. The estimated net proceeds from this offering are expected to be approximately $265.4 million, net of underwriting fees and other offering related expenses.
On July 3, 2007, we received the net proceeds from the initial public offering and, together with cash on hand, purchased the 10.50% senior discount notes. The purchase of the notes was accomplished by a tender offer and subsequent redemption of the notes not tendered. The total purchase price of the notes was $293.6 million, consisting of principal of $264.1 million and tender and redemption premiums of $29.5 million. The tender and redemption premiums will be recognized as expense in the third quarter of 2007.
On July 3, 2007, we refinanced Polypore, Inc.’s senior secured credit facility with a new senior secured credit facility. The new credit facility provides for a $322.9 million term loan facility and a €35.0 million term loan facility ($47.2 million at July 3, 2007) and a $90.0 million revolving credit facility, which remains undrawn. The term loans mature in July 2014 and the revolving credit facility matures in July 2013. Loan acquisition costs incurred in connection with the refinancing were $8.4 million and will be capitalized in the third quarter of 2007 and amortized over the life of the new credit facility.
During the third quarter of 2007, we will write-off loan acquisition costs of $11.0 million associated with the previous senior secured credit facility and the senior discount notes.
On July 31, 2007, Polypore Inc. merged with and into Polypore International, and Polypore International assumed all of Polypore’s obligations including the 10.50% senior secured credit facility and the 8.75% senior subordinated notes.
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
Impairment of Intangibles and Goodwill
Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangible assets are not amortized, but are subject to an annual impairment test based primarily on a discounted cash flow analysis. A discounted cash flow analysis requires various judgmental assumptions including assumptions about future cash flows and discount rates. The assumptions about future cash flows are based on our financial and strategic plans and industry conditions. The discount rate assumptions used in the fair value estimates are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. The determination of whether or not goodwill has become impaired involves judgment in the assumptions underlying the approach used to determine the value of our reporting segment. Changes in our strategy or market conditions could impact these judgments and require adjustments to recorded amounts of intangible assets. At December 30, 2006, a 1% decrease in the estimated free cash flow assumptions would have resulted in a reduction in fair values of approximately $10.0 million for our energy storage segment and $4.0 million for our separations media segment. At December 30, 2006, a 1% increase in the discount rate would have resulted in a reduction in fair values of $104.3 million for our energy storage segment and $45.2 million for our separations media segment. None of these changes would have resulted in an impairment charge to goodwill or intangible assets.
Pension and other postretirement benefits
Certain assumptions are used in the calculation of the actuarial valuation of our defined benefit pension plans and other postretirement benefits. Two critical assumptions, discount rate and expected return on assets, are important elements of plan expense and/or liability measurement and differences between actual results and these two actuarial assumptions can materially affect our projected benefit obligation or the valuation of our plan assets. Other assumptions involve demographic factors such as retirement, expected increases in compensation, mortality and turnover. The discount rate enables us to state expected future cash flows at a present value on the measurement date. The discount rate assumptions are based on the market rate for high quality fixed income investments, and are thus subject to change each year. At December 30, 2006, a 1% decrease in the discount rate would increase our projected benefit obligations and the unfunded status of our pension plans by approximately $15.2 million. The expected rates of return on our pension plans’ assets are based on the asset allocation of each plan and the long-term projected return of those assets. At December 30, 2006, if the expected long-term rate of return on pension plan assets were reduced by 1%, the unfunded status of our pension plans would increase by approximately $0.2 million.
Environmental Matters
In connection with the Transactions, we identified and accrued for potential environmental contamination at our manufacturing facility in Potenza, Italy. In connection with the acquisition of Membrana GmbH (“Membrana”) in 2002, we recorded a reserve for environmental obligations for costs to remediate known environmental issues and operational upgrades as a matter of good manufacturing practices or in order to remain in compliance with local regulations.
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
Results of Operations
The following table sets forth, for the periods indicated, certain operating data in amount and as a percentage of net sales:

			Percentage of Net Sales
	Three Months Ended		Three Months Ended
($’s in millions)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net sales	$131.7	$123.1	100.0%	100.0%

Gross profit	47.9	44.6	36.4%	36.2%
Selling, general and administrative expenses	23.2	22.0	17.6%	17.9%
Business restructuring	0.1	0.5	0.1%	0.4%

Operating income	24.6	22.1	18.7%	17.9%
Interest expense, net	23.8	23.7	18.1%	19.2%
Foreign currency and other	0.5	1.3	0.4%	1.0%

	24.3	25.0	18.5%	20.2%

Income (loss) before income taxes	0.3	(2.9)	0.2%	(2.3)%
Income taxes	1.3	(1.5)	1.0%	(1.2)%

Net loss	$(1.0)	$(1.4)	(0.8)%	(1.1)%

			Percentage of Net Sales
	Six Months Ended		Six Months Ended
($’s in millions)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net sales	$261.5	$238.4	100.0%	100.0%

Gross profit	96.2	84.9	36.8%	35.6%
Selling, general and administrative expenses	46.9	44.5	17.9%	18.7%
Business restructuring	0.1	1.3	0.1%	0.5%
Change in accounting principle related to postemployment benefits	—	(2.6)	—	(1.1)%

Operating income	49.2	41.7	18.8%	17.5%
Interest expense, net	47.5	45.7	18.2%	19.2%
Foreign currency and other	0.4	2.0	0.1%	0.8%

	47.9	47.7	18.3%	20.0%

Income (loss) before income taxes	1.3	(6.0)	0.5%	(2.5)%
Income taxes	0.3	(3.1)	0.1%	(1.3)%

Income (loss) before the cumulative effect of a change in accounting principle	1.0	(2.9)	0.4%	(1.2)%
Cumulative effect of a change in accounting principle	—	0.2	—	0.1%

Net income (loss)	$1.0	$(2.7)	0.4%	(1.1)%

Comparison of the three months ended June 30, 2007 with the three months ended July 1, 2006
Net sales. Net sales for the three months ended June 30, 2007 were $131.7 million, an increase of $8.6 million, or 7.0%, from the three months ended July 1, 2006. Energy storage sales for the three months ended June 30, 2007 were $92.5 million, an increase of $4.7 million, or 5.3%. The increase in energy storage sales was primarily due to higher sales of lead-acid battery separators and the positive impact of dollar/euro exchange rate fluctuations of $2.1 million. The increase in lead-acid separator sales was due to volume growth of 3.2%, driven by the increasing size of the automotive market, particularly in Asia, and the trend of conversion from alternative separator materials to superior performing polyethylene-based separators. In addition, average sales prices increased due to global price increases implemented in the three months ended December 30, 2006 to offset higher raw material and energy costs. The increase in lead-acid separator sales was partially offset by an 5.8% decrease in lithium battery separator sales, primarily reflecting a more even sales distribution during the first two quarters of 2007 as compared to 2006.
Separations media sales for the three months ended June 30, 2007 were $39.2 million, an increase of $3.9 million, or 11.3% from the same period in the prior year. The increase in separations media sales was due to higher sales of filtration and specialty products and healthcare products and the positive impact of dollar/euro exchange rate fluctuations of $2.1 million. The growth in sales of filtration and specialty products was due to continued growth in demand for high performance filtration applications. The growth in healthcare products was primarily due to increased sales of blood oxygenation membranes and increased sales of synthetic hemodialysis membranes due to continued market growth. The increase in synthetic membrane sales was offset by the decline in cellulosic hemodialysis membrane sales. During 2006, we produced sufficient quantities of cellulosic membranes to meet our customer needs and ceased production of cellulosic membranes. We expect to sell the majority of our remaining cellulosic membrane inventory during 2007.
Gross Profit. Gross profit as a percent of net sales was 36.4% for the three months ended June 30, 2007, as compared to 36.2% in the same period of the prior year. Energy storage gross profit as a percent of net sales was 38.8% for the three months ended June 30, 2007, as compared to 39.3% for the same period in the prior year. Separations media gross profit as a percent of net sales was 30.6% for the three months ended June 30, 2007, as compared to 28.6% for the same period in the prior year. The increase in separations media gross profit percentage is largely due to the increase in sales of filtration and specialty products. In healthcare, higher production volumes of synthetic membranes resulted in lower production costs per unit as fixed costs were applied to higher production volumes. The improvement in gross profit related to production of synthetic membranes was offset by the impact of our exit from cellulosic production. In 2006, we fully produced for customers’ future cellulosic demand, maximizing production and realizing significant production efficiencies. In 2007, we are selling the remaining cellulosic inventory at minimal gross profit.

Selling, general and administrative expenses. Selling, general and administrative expenses as a percent of net sales was 17.6% for the three months ended June 30, 2007, as compared to 17.9% for the same period in the prior year. The decrease in selling, general and administrative costs as a percentage of net sales is due to higher sales revenue.
Interest expense. Interest expense for the three months ended June 30, 2007 was consistent with the same period in the prior year. In July 2007, we refinanced Polypore’s senior secured credit facility and purchased our 10.50% senior discount notes. The new credit facility will lower our interest rate margin by 75 basis points on our term loans. Based on interest rates at June 30, 2007, we estimate that interest expense, including amortization of loan acquisition costs, will be approximately $2.2 million lower for the remainder of 2007 under the new credit facility compared to the previous credit facility. In July 2007, we used the proceeds from our initial public offering and cash on hand to purchase our 10.50% senior discount notes. Interest expense on these notes was $6.7 million in the three months ended June 30, 2007. We expect to realize interest savings of approximately $13.8 million for the remainder of 2007 as a result of the purchase of these notes.
Income taxes. The income tax provision for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the estimated taxable income by country and the statutory rates on a country-by-country basis. The effective tax rate was 486.4% for the three months ended June 30, 2007, as compared to 52.3% for the same period in the prior year. Our effective tax rate fluctuates due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, certain export sales that are excluded from taxable income, various changes in estimates of permanent differences and valuation allowances and the relative size of our consolidated income or loss before income taxes.
The primary factor impacting our effective tax rate is the mix of earnings between the various tax jurisdictions in which we do business. Each tax jurisdiction has its own set of tax laws and tax rates. The income earned by our subsidiaries in each jurisdiction is taxed independently by these various jurisdictions. Currently, the applicable statutory tax rates in the jurisdictions that we operate in range from 0% to 39%. Therefore, the amount of income tax expense in each jurisdiction as compared to our consolidated income (loss) before income taxes has a significant impact on our annual effective tax rate.
Another factor impacting our effective tax rate is the size of our permanent differences and income or loss taxed in foreign jurisdictions compared to the size of our consolidated net income (loss) before income taxes. Net income (loss) before income taxes is the denominator in the calculation of our effective rate. Because of the size of our net income (loss) before income taxes, small changes in the amount of permanent differences and mix of income can have a significant impact on our effective tax rate.
In the three months ended June 30, 2007, our estimate of 2007 annualized income changed as a result of the refinancing of the senior secured credit facility and the purchase of the 10.50% senior discount notes in July 2007. These transactions will reduce interest expense and increase income before income taxes from the date of the transactions, resulting in a different overall effective tax rate for fiscal year 2007 than was used to record income taxes in the first quarter of 2007. The effective tax rate used in the second quarter of 2007 was adjusted to reflect the lower interest expense that will result from these transactions, so that the effective tax rate for the six months ended June 30, 2007 represents the Company’s full year expectations as of June 30, 2007 (before the impact of discrete items affecting the third quarter of 2007 discussed below).
The effect of each of these items on our effective tax rate is quantified in the table below:

	Three Months Ended
	June 30, 2007	July 1, 2006

U.S. Federal statutory rate	35.0%	35.0%
State income taxes	(3.7)	8.9
Mix of income in taxing jurisdictions	(22.1)	15.7
Export sales excluded from taxable income	—	6.1
Other permanent differences and valuation allowances	12.1	(13.4)

Effective tax rate prior to impact of the financing transactions	21.3	52.3
Change in estimate of 2007 annualized income as a result of the refinancing of the credit facility and purchase of the senior discount notes	465.1%	—

Total effective tax rate	486.4%	52.3%

The refinancing of the senior secured credit facility and the purchase of the 10.50% senior discount notes will have an additional impact on the Company’s effective tax rate in the third quarter of 2007, when loan acquisition costs of $11.0 million and tender and redemption premiums of $29.5 million are recognized as expense. The total expenses of $40.4 million will be tax affected at the blended U.S. Federal and applicable state income tax rate of approximately 37.0%, which will increase our overall effective tax rate in the third quarter of 2007. In accordance with APB 28, Interim Financial Reporting, discrete events that impact the effective tax rate should be recorded in the period in which the discrete event occurs.
Comparison of the six months ended June 30, 2007 with the six months ended July 1, 2006
Net sales. Net sales for the six months ended June 30, 2007 were $261.5 million, an increase of $23.1 million, or 9.7%, from the six months ended July 1, 2006. Energy storage sales for the six months ended June 30, 2007 were $186.4 million, an increase of $15.4 million, or 9.0%. The increase in energy storage sales was primarily due to higher lead-acid and lithium battery separator sales volume, higher average sales prices for lead-acid battery separators and the positive impact of dollar/euro exchange rate fluctuations of $4.6 million. Lead-acid separator volume growth of 4.9% was driven by the increasing size of the automotive market, particularly in Asia, and the trend of conversion from alternative separator materials to superior performing polyethylene-based separators. In addition, average sales prices increased due to global price increases implemented in the three months ended December 30, 2006 to offset higher raw material and energy costs. The increase in sales volumes of 2.2% for lithium battery separators was driven by increased demand for consumer electronic products and expanding applications for lithium batteries.
Separations media sales for the six months ended June 30, 2007 were $75.1 million, an increase of $7.7 million, or 11.5% from the same period in the prior year. The increase in separations media sales was due to higher sales of filtration and specialty products and the positive impact of dollar/euro exchange rate fluctuations of $4.2 million. The growth in sales of filtration and specialty products was due to continued growth in demand for high performance filtration applications. In total, healthcare sales for the six months ended June 30, 2007 were comparable to the six months ended July 1, 2006 with increased sales of blood oxygenation membranes offsetting a decline in hemodialysis membrane sales. Synthetic hemodialysis membrane sales volumes increased due to continued market growth. The increase in synthetic membrane sales was offset by the decline in cellulosic hemodialysis membrane sales.
Gross Profit. Gross profit as a percent of net sales was 36.8% for the six months ended June 30, 2007, as compared to 35.6% in the same period of the prior year. Energy storage gross profit as a percent of net sales was 39.0% for the six months ended June 30, 2007 as compared to 38.1% for the same period of the prior year. Separations media gross profit as a percent of net sales increased to 31.3% for the six months ended June 30, 2007 from 29.4% for the same period in the prior year. The increase in separations media gross profit percentage is largely due to the increase in sales of filtration and specialty products. In healthcare, higher production volumes of synthetic membranes resulted in lower production costs per unit as fixed costs were applied to higher production volumes. The improvement in gross profit related to production of synthetic membranes was offset by the impact of our exit from cellulosic production. In 2006, we fully produced for customers’ future cellulosic demand, maximizing production and realizing significant production efficiencies. In 2007, we are selling the remaining cellulosic inventory at minimal gross profit.
Selling, general and administrative expenses. Selling, general and administrative expenses as a percent of net sales was 17.9% for the six months ended June 30, 2007, as compared to 18.7% for the same period in the prior year. The decrease in selling, general and administrative costs as a percent of net sales is due to higher sales revenues.
Interest expense. The $1.7 million increase in interest expense was primarily due to the increase in the interest rates on our variable rate debt on the first day of the second quarter of 2006. In July 2007, we refinanced Polypore’s senior secured credit facility and purchased our 10.50% senior discount notes. The new credit facility will lower our interest rate margin by 75 basis points on our term loans. Based on interest rates at June 30, 2007, we estimate that interest expense, including amortization of loan acquisition costs, will be approximately $2.2 million lower for the remainder of 2007 under the new credit facility compared to the previous credit facility. In July 2007, we used the proceeds from our initial public offering and cash on hand to purchase our 10.50% senior discount notes. Interest expense on these notes was $13.2 million in the six months ended June 30, 2007. We expect to realize interest savings of approximately $13.8 million for the remainder of 2007 as a result of the purchase of these notes.
Income taxes. The income tax provision for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the estimated taxable income by country and the statutory rates on a country-by-country basis. The effective tax rate was 21.3% for the six months ended June 30, 2007, as compared to 51.5% for the same period in the prior year. Our effective tax rate fluctuates due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, certain export sales that are excluded from taxable income, various changes in estimates of permanent differences and valuation allowances and the relative size of our consolidated income or loss before income taxes.
The primary factor impacting our effective tax rate is the mix of earnings between the various tax jurisdictions in which we do business. Each tax jurisdiction has its own set of tax laws and tax rates. The income earned by our subsidiaries in each jurisdiction is taxed independently by these various jurisdictions. Currently, the applicable statutory tax rates in the jurisdictions that we operate in range from 0% to 39%. Therefore, the amount of income tax expense in each jurisdiction as compared to our consolidated income (loss) before income taxes has a significant impact on our annual effective tax rate.
Another factor impacting our effective tax rate is the size of our permanent differences and income or loss taxed in foreign jurisdictions compared to the size of our consolidated net income (loss) before income taxes. Net income (loss) before income taxes is the denominator in the calculation of our effective rate. Because of the size of our net income (loss) before income taxes, small changes in the amount of permanent differences and mix of income can have a significant impact on our effective tax rate.
In the six months ended June 30, 2007, our estimate of 2007 annualized income changed as a result of the refinancing of the senior secured credit facility and the purchase of the 10.50% senior discount notes in July 2007. These transactions will reduce interest expense and increase income before income taxes from the date of the transactions, resulting in a different overall effective tax rate for fiscal year 2007 than was used to record income taxes in the first quarter of 2007. The effective tax rate used in the second quarter of 2007 was adjusted to reflect the lower interest expense that will result from these transactions, so that the effective tax rate for the six months ended June 30, 2007 represents the Company’s full year expectations as of June 30, 2007 (before the impact of discrete items affecting the third quarter of 2007 discussed below).
The effect of each of these items on our effective tax rate is quantified in the table below:

	Six Months Ended
	June 30, 2007	July 1, 2006

U.S. Federal statutory rate	35.0%	35.0%
State income taxes	(3.7)	8.9
Mix of income in taxing jurisdictions	(22.1)	15.7
Export sales excluded from taxable income	—	6.1
Other permanent differences and valuation allowances	12.1	(14.2)

Total effective tax rate	21.3%	51.5%

The refinancing of the senior secured credit facility and the purchase of the 10.50% senior discount notes will have an additional impact on the Company’s effective tax rate in the third quarter of 2007, when loan acquisition costs of $11.0 million and tender redemption premiums of $29.5 million are recognized as expense. The total expenses of $40.4 million will be tax affected at the blended U.S. Federal and applicable state income tax rate of 37.0%, which will increase our overall effective tax rate in the third quarter of 2007. In accordance with APB 28, discrete events that impact the effective tax rate should be recorded in the period in which the discrete event occurs.
Business Restructuring
The pre-tax components of restructuring activity in the six months ended June 30, 2007 were as follows:

	Balance at			Foreign
	December 30,	Restructuring	Cash	Currency	Balance at
(in millions)	2006	Charges	Payments	Translation	June 30, 2007

2006 Restructuring Plan:
Severance and benefit costs	$11.5	$—	$(5.6)	$0.2	$6.1
Other	5.7	—	(3.3)	0.1	2.5

	17.2	—	(8.9)	0.3	8.6

2005 Restructuring Plan:
Severance and benefit costs	0.9	0.1	(0.5)	—	0.5

2004 Restructuring Plan:
Severance and benefit costs	1.2	—	(0.6)	—	0.6

Total	$19.3	$0.1	$(10.0)	$0.3	$9.7

We expect to make payments against the restructuring reserve of approximately $17.2 million in 2007, with the remaining payments expected to be made in 2008 and 2009.
2006 Restructuring Plan. In response to a significant decline in demand for cellulosic hemodialysis membranes driven by a shift in industry demand toward synthetic membranes, our separations media segment decided to exit the production of cellulosic membranes and realign its cost structure at its Wuppertal, Germany facility. On August 24, 2006, we announced a layoff of approximately 150 employees. Production of cellulosic hemodialysis membranes ceased on December 27, 2006 and the majority of the employees were laid off effective January 1, 2007. The total cost of the plan is expected to be approximately $17.0 million, consisting of $11.4 million for the employee layoffs and $5.6 million for other costs related to the shutdown of portions of the Wuppertal facility that will no longer be used. The other costs included in the restructuring plan are related to local regulations surrounding complete or partial shutdowns of a facility. We expect to complete these activities by the end of the second quarter of 2008. The timing, scope and costs of these restructuring measures are subject to change as we proceed with our restructuring plans and further evaluate our business needs and costs. The restructuring charge also included a non-cash impairment charge of $17.5 million for buildings and equipment used in the production of cellulosic hemodialysis membranes. No goodwill or intangible assets were assigned to the cellulosic business in the allocation of purchase price for the 2004 Transactions. Remaining sales of cellulosic membranes are expected to be approximately $16.0 over the next two years, with the majority of these sales occurring in 2007.
2005 Restructuring Plan. In order to better accommodate customer growth and related demand for both lead-acid and lithium battery separators in the greater Asian market, our energy storage segment transferred certain assets from Europe and the United States to its facilities in Thailand and China. The capacity realignment plan included the closure of our facility in

Feistritz, Austria, the downsizing of our Norderstedt, Germany facility and the relocation of certain assets from these two plants to our facilities in Prachinburi, Thailand. During the three months ended September 30, 2006, we completed installation and started production with the assets relocated to Thailand. Additionally, finishing equipment from our facility in Charlotte, North Carolina was relocated to our facility in Shanghai, China. The total cost of the realignment plan is expected to be approximately $8.9 million, which has been substantially recognized through June 30, 2007. In addition to the benefit of realigning capacity with market growth, we expect to realize the full impact of cost savings in 2007. The timing and scope of these restructuring measures are subject to change as we further evaluate our business needs and costs.
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
Liquidity and Capital Resources
Cash and cash equivalents increased to $70.1 million at June 30, 2007 from $54.7 million at December 30, 2006, due primarily to cash flows from operations of $32.2 million, partially offset by cash used in investing activities of $15.5 million and cash used in financing activities of $2.8 million.
Operating activities. Net cash provided by operations was $32.2 million in the six months ended June 30, 2007, as compared to $22.4 million in the six months ended July 1, 2006. Cash provided by operations for the six months ended June 30, 2007 consisted of net income before non-cash expenses of $36.2 million, partially offset by an increase in working capital of $4.0 million, excluding the impact of foreign exchange rate fluctuations. Accounts receivable decreased from December 30, 2006 to June 30, 2007 by approximately $0.6 million (excluding the $1.8 million increase due to movements in the dollar / euro exchange rate) and days sales outstanding remained comparable to prior periods. Inventories decreased approximately $3.7 million (excluding an $1.3 million increase due to movements in the dollar / euro exchange rate) due to the reduction of cellulosic hemodialysis membrane inventories as we are making final shipments out of inventory to our customers. During 2006, we built up cellulosic inventories in preparation for the shutdown of production on December 27, 2006. Accounts payable and accrued liabilities decreased approximately $5.1 million (excluding the $1.7 million increase due to movements in the dollar / euro exchange rate), primarily due to restructuring and incentive compensation plan payments, net of related accruals.
Cash provided by operations for the six months ended July 1, 2006 consisted of net income before non-cash expenses of $31.1 million and an increase in working capital of $8.7 million. Accounts receivable increased from December 31, 2005 to July 1, 2006 by approximately $10.9 million (excluding the $3.9 million increase due to movements in the dollar / euro exchange rate) primarily due to the increase in sales during the quarter as compared to the same period in the prior year, while days sales outstanding remained comparable to prior periods. Inventories increased approximately $3.3 million (excluding the $3.3 million increase due to movements in the dollar / euro exchange rate) primarily due to the build-up of cellulosic inventories as we produced during 2006 to meet customer sales commitments for 2006, 2007 and 2008. Accounts payable and accrued liabilities increased approximately $6.0 million (excluding the $4.5 million increase due to movements in the dollar / euro exchange rate), primarily due to an increase in accrued personnel costs, including the performance-based incentive compensation plan accrual.
Investing activities. Capital expenditures were $10.0 million and $11.1 million in the six months ended June 30, 2007 and July 1, 2006, respectively. In June 2007, our Board of Directors approved a capital project for approximately $18.0 million to increase the production capacity of lithium battery separators at our Charlotte, NC facility. The expansion project is expected to begin in mid-2007 and should be completed by mid-2008. In August 2007, our Board of Directors approved a capital project for approximately $19.0 million to increase the production capacity of lead-acid battery separators at our Prachinburi, Thailand facility. The expansion project is expected to begin in the third quarter of 2007 and should be completed by the end of 2008. We estimate our fiscal year 2007 capital expenditures will be approximately $37.0 million.
During 2007, we purchased a 60% share in a lead-acid battery separator manufacturing facility in Tianjin, China for $5.5 million.
Financing activities. Cash used in financing activities was $2.8 million and $0.3 million in the six months ended June 30, 2007 and July 1, 2006, respectively, and consisted primarily of scheduled principal payments on our debt.
We intend to fund our ongoing operations through cash generated by operations and availability under the senior secured credit facilities.
As part of the Transactions, Polypore incurred substantial debt under the senior secured credit facilities and the issuance of the 8.75% senior subordinated notes. On July 3, 2007, we refinanced Polypore’s senior secured credit facility with a new senior secured credit facility that provides improved financial flexibility and lower interest rate spreads. The new credit facility provides for a $322.9 million term loan facility and a €35.0 million term loan facility ($47.2 million at July 3, 2007) and a $90.0 million revolving credit facility, which remains undrawn. On July 31, 2007, Polypore merged with and into Polypore International, and Polypore International assumed all of Polypore’s obligations under the new senior secured credit facility. The term loans mature in July 2014 and the revolving credit facility matures in July 2013.
Interest rates under the new senior secured credit facility are, at our option, equal to either an alternate base rate plus a 1.25% margin or the Eurocurrency base rate plus a 2.25% margin. After refinancing the credit agreement on July 3, 2007, our cash interest requirements for the next twelve months are estimated to be approximately $65.4 million.
When loans are outstanding under the revolving credit facility, the credit agreement requires us to meet a maximum senior leverage ratio based on a calculation of Adjusted EBITDA in which certain items are added back to EBITDA.
Adjusted EBITDA, as defined in the new credit agreement for the new senior secured credit facilities, at June 30, 2007 assuming the new credit agreement had been in place at that date would have been as follows:

Twelve Months Ended
(in millions)	June 30, 2007

Net loss	$(25.8)
Add:
Depreciation	37.8
Amortization	17.8
Interest expense, net	94.0
Income taxes	(19.7)
Stock compensation expense	0.8
Foreign currency loss	2.1
Loss on disposal of property, plant and equipment	1.6
Asset impairment	17.5
Business restructuring	17.8
Non-recurring charges	1.2
Other non-cash charges	0.9

Adjusted EBITDA	$146.0

The calculation of the senior leverage ratio as defined under the new senior credit facility as of June 30, 2007 is as follows:

Twelve Months
Ended
(in millions)	June 30, 2007

Indebtedness (1)	$337.6
Adjusted EBITDA	146.0
Actual leverage ratio	2.31x

(1)	Calculated as the sum of outstanding borrowings under the new term loan facility at July 3, 2007 (the date of the refinancing) plus the capital lease obligation of $5.4 million at June 30, 2007, less the amount of cash on hand at June 30, 2007 (not to exceed $50.0 million).
When loans are outstanding under the revolving credit facility, we are required to maintain a ratio of not more than the following ratios of indebtedness to Adjusted EBITDA at the end of any quarter ending during any of the following periods:

Period	Ratio

July 3, 2007 through and including June 28, 2008	3.25 to 1.00
Thereafter	3.00 to 1.00
Based on the calculation above, the full amount of the revolving credit facility was available for borrowing at July 3, 2007, the date of the new credit facility.
In addition, the new senior secured credit agreement contains certain restrictive covenants which, among other things, limit capital spending, the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances, and other matters customarily restricted in such agreements. The facilities also contain certain customary events of defaults, subject to grace periods, as appropriate. We believe that annual capital expenditure limitations imposed by the senior credit facilities will not significantly inhibit us from meeting our ongoing capital expenditure needs.
Future principal debt payments are expected to be paid out of cash flows from operations, borrowings on our revolving credit facility and future refinancing of our debt.
In July 2007, we purchased all of our 10.50% senior discount notes for $293.6 million, including tender and redemption premium payments of $29.5 million. We will record a charge in the third quarter for the tender and redemption premium payments. The purchases of the notes were funded with the proceeds from our initial public offering of $267.9 million and cash on hand of $25.7 million.
Polypore, Inc.’s 8.75% senior subordinated notes ($427.1 million outstanding at June 30, 2007) will mature in 2012 and are guaranteed by most of our existing and future domestic restricted subsidiaries, subject to certain exceptions. Except under certain circumstances, the 8.75% senior subordinated notes do not require principal payments prior to their maturity in 2012. Interest on the 8.75% senior subordinated notes is payable semi-annually in cash. The 8.75% senior subordinated notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. On July 31, 2007, Polypore merged with and into Polypore International, and Polypore International assumed all of Polypore’s obligations, including the senior secured credit facility.
We believe we have sufficient liquidity to meet our cash requirements over both the short term (next twelve months) and long term (in relation to our debt service requirements). In evaluating the sufficiency of our liquidity for both the shorter and longer term, we considered the expected cash flow to be generated by our operations and the available borrowings under our new senior secured credit facilities compared to our anticipated cash requirements for debt service, working capital (including restructuring payments), cash taxes and capital expenditures as well as funding requirements for long-term liabilities. We anticipate that our operating cash flow, together with borrowings under the revolving credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due for at least the next 12 months. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and in any subsequent Quarterly Reports on Form 10-Q.
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
Foreign Operations
We manufacture our products at 11 strategically located facilities in North America, Europe and Asia. Net sales from the foreign locations were approximately $166.7 million and $142.9 million for the six months ended June 30, 2007 and July 1, 2006, respectively. Typically, we sell our products in the currency of the country where the manufacturing facility that produces the product is located. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on our business or market opportunities within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.
Environmental matters
We accrue for environmental obligations when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. Environmental reserves were $28.0 million as of June 30, 2007 and December 30, 2006.
In connection with the Transactions, we identified potential environmental contamination at our manufacturing facility in Potenza, Italy. Based on environmental studies and the initial remediation plan presented to local authorities, we recorded a liability of $3.3 million in connection with the application of purchase accounting for the Transactions. During the three months ended December 30, 2006, we further refined the remediation plan based on management’s analysis of facts and circumstances and consultations with local authorities, resulting in an increase in the estimated environmental liability of $1.1 million that was recorded through a charge to earnings. We anticipate that expenditures will be made over the next seven to ten years.
In 2006, as part of an internal self-audit of our Corydon, IN and Owensboro, KY facilities, we identified instances of potential non-compliance with our environmental operating permits at these facilities. We self-reported these issues to the proper state and federal agencies and are taking steps to resolve these issues. Although the agencies have the authority and discretion to issue substantial fines that could be material, based upon management’s analysis of facts and circumstances and consideration of recent cases addressed by the agencies involved, we do not believe that the maximum penalty will be assessed and that penalties, if any, resulting from this matter will not have a material adverse effect on our business, financial condition or results of operations.
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
We have indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel (“Akzo”), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. The Akzo agreement provides indemnification of claims through December 2007, with the indemnification percentage decreasing each year during the coverage period. Through December 2003, Akzo pays 75% of any approved claim. After that, Akzo pays 65% of claims reported through December 2006 and 50% of claims reported through December 2007. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. At June 30, 2007 and December 30, 2006, amounts receivable under the indemnification agreement were $19.1 million and $18.7 million, respectively. The current portion of the indemnification receivable is included in other current assets.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
New Accounting Standards
On January 1, 2006, we adopted EITF Issue No. 05-5, Accounting for Early Retirement or Postemployment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements) (“EITF 05-5”). Under EITF 05-5, the salary components of Type I and Type II ATZ arrangements (excluding the bonus and additional contributions into the German government pension scheme) should be recognized over the period from the point at which the ATZ period begins until the end of the active service period. The bonus feature and the additional contributions into the German government pension scheme (collectively, the additional compensation) under a Type II ATZ arrangement should be accounted for as a postemployment benefit under FASB Statement No. 112, Employers’ Accounting for Postretirement Benefits. An entity should recognize the additional compensation over the period from the point at which the employee signs the ATZ contract until the end of the active service period. In connection with an acquisition in 2002, we implemented a restructuring plan that included Type II ATZ arrangements. We accrued in the opening balance sheet the estimated amounts to be paid to employees during the passive phase, plus the bonus feature of the plan. Salary paid to employees during their active phase was expensed as incurred. As a result of adopting this consensus, which was treated as a change in accounting estimate effected by a change in accounting principle, we reduced the accrual for postemployment benefits and recognized $2.6 million in operating income in the three months ended April 1, 2006. The reduction in the postemployment benefits accrual decreased the net loss in the three months ended April 1, 2006 by $1.6 million, or $0.06 per share.
On January 1, 2006, we adopted FASB Statement No. 123 (R), Share-Based Payment (“FAS 123(R)”) using the modified prospective transition method. FAS 123(R) generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements. Prior to adopting FAS 123(R), we accounted for employee share-based compensation using the fair value method under FASB Statement No. 123, Accounting for Stock Based Compensation (“FAS 123”). FAS 123(R) requires forfeitures to be estimated at the time of grant and the estimate should be revised, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates. Prior to adopting FAS 123(R), we accounted for forfeitures as they occurred as allowed under FAS 123. The change in accounting for forfeitures under FAS 123(R) resulted in a $0.2 million charge, net of applicable income taxes of $0.1 million, that was recorded in the three months ended April 1, 2006 as a cumulative effect of a change in accounting principle.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (“FAS 157”). FAS 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact the adoption of FAS 157 will have on our consolidated financial statements.
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
On December 31, 2006, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertain tax positions. FIN 48 allows the tax effects from an uncertain tax position to be recognized in our financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption of FIN 48, we increased the existing reserves for uncertain tax positions by $0.9 million, recorded a deferred tax asset of $0.6 million and decreased retained earnings by $0.3 million for the cumulative effect of adopting FIN 48. Additionally, the reserve for uncertain tax positions, which had been included in income taxes payable at December 30, 2006, was reclassified as a separate component and is now included in other liabilities.
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. FAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact the adoption of FAS 159 will have on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, which are potential losses arising from adverse changes in market rates and prices, such as interest rates and foreign exchange fluctuations. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
Interest rate risk
At July 3, 2007, we had fixed rate debt of approximately $691.3 million and variable rate debt of approximately $370.1 million. The pre-tax earnings and cash flow impact resulting from a 100 basis point increase in interest rates on our variable rate debt, holding other variables constant, would be approximately $3.7 million per year. We currently are not a party to any interest rate hedging arrangements.
Currency risk
Outside of the United States, we maintain assets and operations in Europe and, to a lesser extent, Asia. The results of operations and financial position of our foreign operations are principally measured in their respective currency and translated into U.S. dollars. As a result, exposure to foreign currency gains and losses exists. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency. Our subsidiaries and affiliates also purchase and sell products and services in various currencies. As a result, we may be exposed to cost increases relative to the local currencies in the markets in which we sell. Because a different percentage of our revenues are in a foreign currency other than our costs, a change in the relative value of the U.S. dollar could have a disproportionate impact on our revenues compared to our cost, which could impact our margins. A portion of our assets are based in our foreign locations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected in other comprehensive income (loss). We have a euro-denominated term loan and senior subordinated notes that effectively hedge our net investment in foreign subsidiaries. Therefore, foreign currency gains and losses resulting from the translation of the euro-denominated debt are included in accumulated other comprehensive income (loss). Accordingly, our consolidated shareholders’ equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency, primarily the euro.

The dollar/euro exchange rates used in our financial statements for the periods ended as set forth below were as follows:

	June 30, 2007	July 1, 2006

Period end rate	1.3475	1.2721
Period average rate for the three months ended	1.3488	1.2561
Period average rate for the six months ended	1.3291	1.2295
Our strategy for management of currency risk relies primarily on conducting our operations in a country’s respective currency and may, from time to time, involve currency derivatives. As of June 30, 2007, we did not have any foreign currency derivatives outstanding.
Item 4. Controls and Procedures
An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective, as of June 30, 2007.
During the three months ended June 30, 2007, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
As part of a formal internal self-audit of our Corydon, Indiana facility and an informal self-audit of our Owensboro, Kentucky facility, we identified instances of deviations from our environmental operating permits at these facilities. We self-reported these issues to the proper state and local agencies in October to December 2006. Although the agencies have the authority and discretion to issue substantial fines that could be material, based upon management’s analysis of the facts and circumstances and consideration of recent cases addressed by the agencies involved, we do not believe that the maximum penalty will be assessed or that penalties, if any, resulting from these matters will have a material adverse effect on our business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 27, 2007, the SEC declared our registration statement on Form S-1 (File No. 333-141273) effective, and we priced our initial public offering of common stock and signed an underwriting agreement, pursuant to which the underwriters agreed to purchase 15 million shares of our common stock on a firm commitment basis at a price of $19.00 per share, for an aggregate offering price of $285.0 million. Public trading of our common stock commenced on June 28, 2007. J.P. Morgan Securities Inc. acted as the sole book running manager and as representative for the underwriters of the offering. Credit Suisse Securities (USA) LLC, Bear, Stearns & Co. Inc., Robert W. Baird & Co. Incorporated and William Blair & Company, L.L.C. acted as co-managers for the offering. On July 3, 2007, we received $267.9 million in net proceeds from the offering (after deducting underwriting fees of $17.1 million). Other offering expenses are expected to be approximately $2.5 million, of which $0.6 million was paid during the three months ended June 30, 2007. The net proceeds, together with cash on hand of $25.7 million, were used to purchase the 10.50% senior discount notes.
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

Date: August 13, 2007	POLYPORE INTERNATIONAL, INC. (Registrant)
	By:	/s/ Robert B. Toth
Robert B. Toth
President and Chief Executive Officer (principal executive officer)

	By:	/s/ Lynn Amos
Lynn Amos
Chief Financial Officer (principal financial officer and principal accounting officer)