Form 10-Q
period 2007-09-29
Polypore International, Inc.
filed 2007-11-07
CIK 1292556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 29, 2007

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
☐ Large accelerated filer       ☐ Accelerated filer       ☑ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There were 40,306,928 shares of the registrant’s common stock outstanding as of October 30, 2007.

Polypore International, Inc.
Index to Quarterly Report on Form 10-Q
For the Three Months Ended September 29, 2007
In this Quarterly Report on Form 10-Q, the words “Polypore International,” “Company,” “we,” “us” and “our” refer to Polypore International, Inc. together with its subsidiaries, unless the context indicates otherwise.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Polypore International, Inc.
Condensed Consolidated Balance Sheets

	September 29, 2007	December 30, 2006*
(in thousands)	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$60,701	$54,712
Accounts receivable, net	109,018	102,110
Inventories	62,892	67,741
Refundable income taxes	2,009	—
Prepaid and other	12,402	13,386

Total current assets	247,022	237,949
Property, plant and equipment, net	384,053	363,526
Goodwill	568,879	567,587
Intangibles and loan acquisition costs, net	191,834	204,645
Environmental indemnification receivable	16,171	15,236
Other	1,161	917

Total assets	$1,409,120	$1,389,860

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$26,722	$25,494
Accrued liabilities	63,611	55,883
Income taxes payable	—	3,689
Current portion of debt	4,533	3,938
Current portion of capital lease obligation	1,420	1,377

Total current liabilities	96,286	90,381
Debt, less current portion	805,954	1,038,837
Capital lease obligation, less current portion	3,684	4,754
Pension and postretirement benefits	68,599	61,219
Postemployment benefits	3,988	4,451
Environmental reserve, less current portion	24,387	22,935
Deferred income taxes	71,789	94,347
Other	16,060	3,274
Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value – 200,000,000 shares authorized, 40,306,928 and 25,347,470 shares issued and outstanding at September 29, 2007 and December 30, 2006, respectively	403	253
Paid-in capital	390,038	125,234
Retained deficit	(65,551)	(51,776)
Accumulated other comprehensive loss	(6,517)	(4,049)

	318,373	69,662

Total liabilities and shareholders’ equity	$1,409,120	$1,389,860

*	Derived from audited consolidated financial statements
See notes to condensed consolidated financial statements

Polypore International, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(in thousands, except share data)	2007	2006	2007	2006

Net sales	$130,419	$116,384	$391,936	$354,771
Cost of goods sold	84,404	78,296	249,739	231,737

Gross profit	46,015	38,088	142,197	123,034
Selling, general and administrative expenses	23,165	19,973	70,020	64,489
Business restructuring	223	36,333	358	37,658
Change in accounting principle related to postemployment benefits	—	—	—	(2,593)

Operating income (loss)	22,627	(18,218)	71,819	23,480
Other (income) expense:
Interest expense, net	16,713	22,880	64,185	68,642
Costs related to purchase of 10.50% senior discount notes	30,038	—	30,038	—
Write-off of loan acquisition costs associated with refinancing of senior secured credit facilities	7,173	—	7,173	—
Foreign currency and other	390	284	764	2,265

	54,314	23,164	102,160	70,907

Loss before income taxes	(31,687)	(41,382)	(30,341)	(47,427)
Income taxes	(17,107)	(17,264)	(16,820)	(20,375)

Loss before the cumulative effect of a change in accounting principle	(14,580)	(24,118)	(13,521)	(27,052)
Cumulative effect of a change in accounting principle related to stock compensation, net of income taxes of $139	—	—	—	231

Net loss	$(14,580)	$(24,118)	$(13,521)	$(26,821)

Net loss per share – basic and diluted:
Loss before cumulative effect of a change in accounting principle	$(0.36)	$(0.95)	$(0.44)	$(1.07)
Cumulative effect of a change in accounting principle related to stock compensation, net of income taxes	—	—	—	0.01

Net loss	$(0.36)	$(0.95)	$(0.44)	$(1.06)

Weighted average shares outstanding — basic and diluted	40,306,928	25,347,470	30,483,644	25,301,683
See notes to condensed consolidated financial statements

Polypore International, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
(in thousands)	September 29, 2007	September 30, 2006

Operating activities:
Net loss	$(13,521)	$(26,821)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	23,119	30,689
Amortization expense	13,408	13,259
Amortization of loan acquisition costs	2,154	2,246
Amortization of debt discount	13,297	17,990
Stock compensation	460	230
Loss on disposal of property, plant and equipment	1,153	842
Foreign currency (gain) loss	(25)	538
Deferred income taxes	(25,881)	(29,122)
Business restructuring	358	37,658
Costs related to purchase of 10.50% senior discount notes	30,038	—
Write-off of loan acquisition costs associated with refinancing of senior secured credit facilities	7,173	—
Change in accounting principle related to postemployment benefits	—	(2,593)
Cumulative effect of change in accounting principle related to stock compensation	—	(370)
Changes in operating assets and liabilities:
Accounts receivable	(2,403)	(5,913)
Inventories	8,262	(3,259)
Prepaid and other current assets	1,153	(562)
Accounts payable and accrued liabilities	5,206	10,025
Income taxes payable	(778)	1,420
Other, net	(1,007)	4,147

Net cash provided by operating activities	62,166	50,404
Investing activities:
Purchases of property, plant and equipment	(16,282)	(15,862)
Acquisition of business	(5,475)	—
Proceeds from sale of property, plant and equipment	—	61

Net cash used in investing activities	(21,757)	(15,801)
Financing activities:
Proceeds from the senior secured credit facility	370,000	—
Principal payments on debt	(371,201)	(1,116)
Purchase of the 10.50% senior discount notes	(293,648)	—
Proceeds from initial public offering, net of underwriting fees and other offering related costs	264,814	—
Loan acquisition costs	(8,672)	(15)
Repurchase of common stock	(320)	—
Issuance of common stock	—	399

Net cash used in financing activities	(39,027)	(732)
Effect of exchange rate changes on cash and cash equivalents	4,607	1,864

Net increase in cash and cash equivalents	5,989	35,735
Cash and cash equivalents at beginning of period	54,712	28,060

Cash and cash equivalents at end of the period	$60,701	$63,795

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
On July 31, 2007, Polypore Inc. (“Polypore”) merged with and into the Company, and the Company assumed all of Polypore’s obligations, including the senior secured credit facility and the 8.75% senior subordinated notes.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, the unaudited condensed consolidated financial statements and notes do not contain certain information included in the Company’s annual financial statements. In the opinion of management, all normal and recurring adjustments that are necessary for a fair presentation have been made. Operating results for the period ended September 29, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the annual audited financial statements for the fiscal year ended December 30, 2006.
2. Recent Accounting Pronouncements
On January 1, 2006, the Company adopted EITF Issue No. 05-5, Accounting for Early Retirement or Postemployment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements) (“EITF 05-5”). Under EITF 05-5, the salary components of Type I and Type II ATZ arrangements (excluding the bonus and additional contributions into the German government pension scheme) should be recognized over the period from the point at which the ATZ period begins until the end of the active service period.  The bonus feature and the additional contributions into the German government pension scheme (collectively, the additional compensation) under a Type II ATZ arrangement should be accounted for as a postemployment benefit under FASB Statement No. 112, Employers’ Accounting for Postretirement Benefits.  An entity should recognize the additional compensation over the period from the point at which the employee signs the ATZ contract until the end of the active service period. In connection with an acquisition in 2002, the Company implemented a restructuring plan that included Type II ATZ arrangements. The Company accrued in the opening balance sheet the estimated amounts to be paid to employees during the passive phase, plus the bonus feature of the plan. Salary paid to employees during their active phase was expensed as incurred. As a result of adopting this consensus, which was treated as a change in accounting estimate effected by a change in accounting principle, the Company reduced the accrual for postemployment benefits and recognized $2,593,000 in operating income in the three months ended April 1, 2006. The reduction in the postemployment benefits accrual decreased the net loss for the nine months ended September 30, 2006 by $1,634,000, or $0.05 per share.
On January 1, 2006, the Company adopted FASB Statement No. 123 (R), Share-Based Payment (“FAS 123(R)”) using the modified prospective transition method. FAS 123(R) generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements. Prior to adopting FAS 123(R), the Company accounted for employee share-based compensation using the fair value method under FASB Statement No. 123, Accounting for Stock Based Compensation (“FAS 123”). FAS 123(R) requires forfeitures to be estimated at the time of grant and the estimate to be revised, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates. Prior to adopting FAS 123(R), the Company accounted for forfeitures as they occurred as allowed under FAS 123. The change in accounting for forfeitures under FAS 123(R) resulted in a $231,000 charge, net of applicable income taxes of $139,000, which was recorded in the three months ended April 1, 2006 as a cumulative effect of a change in accounting principle.

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
On December 31, 2006, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertain tax positions. FIN 48 allows the tax effects from an uncertain tax position to be recognized in the Company’s financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption of FIN 48, the Company recognized the cumulative effect of adopting FIN 48 by increasing the existing reserves for uncertain tax positions by $854,000, recording a deferred tax asset of $643,000, decreasing goodwill by $43,000 and decreasing retained earnings by $254,000 for the cumulative effect of adopting FIN 48. Additionally, the reserve for uncertain tax positions, which had been included in income taxes payable at December 30, 2006, was reclassified as a separate component and is now included in other liabilities.
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
On June 27, 2007, the Company priced its initial public offering of common stock and signed an underwriting agreement, pursuant to which the underwriters agreed to purchase 15,000,000 shares of its common stock on a firm commitment basis at a price of $19.00 per share. Public trading of the Company’s common stock commenced on June 28, 2007. Cash proceeds from the offering were $267,900,000, net of underwriting fees of $17,100,000. In July 2007, the Company used the net proceeds from the offering and cash on hand to purchase and retire the outstanding 10.50% senior discount notes and pay other offering costs of $3,086,000.
4. Inventories
Inventories are carried at the lower of cost or market using the first-in, first-out (“FIFO”) method of accounting and consist of:

(in thousands)	September 29, 2007	December 30, 2006

Raw materials	$22,596	$21,714
Work-in-process	10,682	10,679
Finished goods	29,614	35,348

Total	$62,892	$67,741

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5. Debt
Debt, in order of priority, consists of:

(in thousands)	September 29, 2007	December 30, 2006

Senior secured credit facility:
Revolving credit facility	$—	$—
Term loan facilities	372,548	369,163
8.75% senior subordinated notes	437,805	422,550
10.50% senior discount notes, net of unamortized original issue discount of $49,153 at December 30, 2006	—	250,847
Other	134	215

	810,487	1,042,775
Less current maturities	4,533	3,938

Long-term debt	$805,954	$1,038,837

On July 3, 2007, the Company refinanced Polypore’s senior secured credit facility with a new senior secured credit facility. The new credit facility provides for a $322,894,000 term loan facility and a €35,000,000 term loan facility ($47,106,000 at July 3, 2007) and a $90,000,000 revolving credit facility. No amounts were outstanding under the revolving credit facility at September 29, 2007. The term loans mature in July 2014 and the revolving credit facility matures in July 2013. Interest rates under the senior secured credit facilities are, at the Company’s option, equal to either an alternate base rate plus a 1.25% margin or the Eurocurrency base rate plus a 2.25% margin. The senior secured credit facility is subject to limitations on capital spending and, when loans are outstanding under the revolving credit facility, a maximum leverage ratio. In connection with the refinancing, the Company incurred loan acquisition costs of approximately $8,672,000, which were capitalized and will be amortized over the life of the new credit facility. During the three months ended September 29, 2007, the Company wrote-off loan acquisition costs of $7,173,000 associated with the previous senior secured credit facility.
In July 2007, the Company used the proceeds from the initial public offering and cash on hand to purchase and retire the 10.50% senior discount notes. The purchase of the notes was accomplished by a tender offer and subsequent redemption of the notes not tendered. The total purchase price for the notes was $293,648,000, consisting of principal of $264,144,000 and tender and redemption premiums of $29,504,000. As a result of the purchase of the notes, the Company incurred a $30,038,000 charge to income, which is comprised of redemption and tender premiums of $29,504,000 and the write-off of unamortized loan acquisition costs of $534,000.
6. Employee Benefit Plans
The Company and its subsidiaries sponsor multiple defined benefit pension plans and an other postretirement benefit plan. The following table provides the components of net periodic benefit cost:

	Pension Plans
	Three Months Ended		Nine Months Ended
(in thousands)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Service cost	$815	$807	$2,416	$2,285
Interest cost	842	854	2,496	2,422
Expected return on plan assets	(245)	(211)	(725)	(603)
Recognized net actuarial loss	94	9	278	26

Net periodic benefit cost	$1,506	$1,459	$4,465	$4,130

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
(in thousands)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Service cost	$8	$7	$25	$23
Interest cost	28	29	83	86
Recognized net actuarial loss	—	2	—	6

Net periodic benefit cost	$36	$38	$108	$115

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
7. Environmental Matters
The Company accrues for environmental obligations when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. Environmental reserves were $28,808,000 and $27,995,000 as of September 29, 2007 and December 30, 2006, respectively.
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
In 2006, as part of an internal self-audit of its Corydon, Indiana and Owensboro, Kentucky facilities, the Company identified instances of potential non-compliance with its environmental operating permits at these facilities. The Company self-reported these issues to the proper state and federal agencies and is taking steps to resolve these issues. On November 2, 2007, the Company received a Notice of Violation from the Indiana Department of Environmental Management related to the issues that the Company had previously self reported at its facility in Corydon, Indiana. Although the agencies have the authority and discretion to issue substantial fines that could be material, based upon management’s analysis of facts and circumstances and consideration of recent cases addressed by the agencies involved, the Company does not believe that the maximum penalty will be assessed and that penalties, if any, resulting from this matter will not have a material adverse effect on the business, financial condition or results of operations of the Company.
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
The Company has indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel (“Akzo”), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. The Akzo agreement provides indemnification of claims through December 2007, with the indemnification percentage decreasing each year during the coverage period. Through December 2003, Akzo pays 75% of any approved claim. After that, Akzo pays 65% of claims reported through December 2006 and 50% of claims reported through December 2007. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. At September 29, 2007 and December 30, 2006, amounts receivable under the indemnification agreement were $19,315,000 and $18,669,000, respectively. The current portion of the indemnification receivable is included in other current assets.

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
8. Business Restructuring
2006 Restructuring Plan
In response to a significant decline in demand for cellulosic hemodialysis membranes driven by a shift in industry demand toward synthetic membranes, the Company’s separations media segment exited the production of cellulosic membranes and realigned its cost structure at its Wuppertal, Germany facility. On August 24, 2006, the Company announced a layoff of approximately 150 employees. Production of cellulosic hemodialysis membranes ceased on December 27, 2006 and the majority of the employees were laid off effective January 1, 2007. The total cost of the plan is expected to be approximately $17,040,000, consisting of $11,403,000 for the employee layoffs and $5,637,000 for other costs related to the shutdown of portions of the Wuppertal facility that will no longer be used. The other costs included in the restructuring plan are related to local regulations surrounding complete or partial shutdowns of a facility. The Company expects to complete these activities by the end of the second quarter of 2008. The timing, scope and costs of these restructuring measures are subject to change as the Company proceeds with its restructuring plans and further evaluates its business needs and costs. The restructuring charge also included a non-cash impairment charge of $17,492,000 for buildings and equipment used in the production of cellulosic hemodialysis membranes. No goodwill or intangible assets were assigned to the cellulosics business in the allocation of purchase price for the Transactions.
2005 Restructuring Plan
In order to better accommodate customer growth and related demand for both lead-acid and lithium battery separators in the greater Asian market, the Company’s energy storage segment transferred certain assets from Europe and the United States to its facilities in Thailand and China. The capacity realignment plan included the closure of the Company’s facility in Feistritz, Austria, the downsizing of its Norderstedt, Germany facility and the relocation of certain assets from these two plants to the Company’s facilities in Prachinburi, Thailand. During the three months ended September 30, 2006, the Company completed installation and started production with the assets relocated to Thailand. Additionally, finishing equipment from the Company’s facility in Charlotte, North Carolina was relocated to its facility in Shanghai, China. The total cost of the realignment plan is expected to be approximately $9,115,000, substantially all of which has been recognized through September 29, 2007. In addition to the benefit of realigning capacity with market growth, the Company expects to realize the full impact of cost savings in 2007.
2004 Restructuring Plan
In an effort to manage costs and in response to the decision of a customer to outsource its dialyzer production, the Company implemented a number of cost reduction measures in 2004 relating to the separations media segment, including employee layoffs, the relocation of certain research and development operations conducted in a leased facility in Europe to facilities where the related manufacturing operations are conducted and other cost reductions. All activities and charges relating to the 2004 Restructuring Plan were completed as of December 30, 2006.
Restructuring activity during the nine months ended September 29, 2007 consisted of:

	Balance at			Foreign	Balance at
	December 30,	Restructuring	Cash	Currency	September 29,
(in thousands)	2006	Charges	Payments	Translation	2007

2006 Restructuring Plan:
Severance and benefit costs	$11,559	$—	$(7,201)	$461	$4,819
Other	5,684	—	(4,476)	174	1,382

	17,243	—	(11,677)	635	6,201

2005 Restructuring Plan:
Severance and benefit costs	876	148	(586)	43	481
Other	—	210	(210)	—	—

	876	358	(796)	43	481

2004 Restructuring Plan:
Severance and benefit costs	1,152	—	(730)	43	465

Total	$19,271	$358	$(13,203)	$721	$7,147

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
9. Stock Option Plans
On June 15, 2006, the Company adopted the Polypore International, Inc. 2006 Stock Option Plan (“2006 Plan”). On June 28, 2007, the Company adopted the 2007 Stock Incentive Plan (“2007 Plan”). The 2007 Plan allows for the grant of stock options, restricted stock and other instruments for up to a total of 1,751,963 shares of common stock. Stock options granted under the 2007 Plan will have 10-year terms and will be issued with an exercise price not less than the fair market value of the Company’s stock on the grant date. During the three months ended September 29, 2007, the Company granted 50,000 stock options and 548 shares of restricted stock under the 2007 Plan.
The Company recognized stock compensation expense of $164,000 and $460,000 during the three and nine month periods ended September 29, 2007, respectively. The Company recognized stock compensation expense of $157,000 and $230,000 during the three and nine month periods ended September 30, 2006, respectively. Stock compensation expense is recognized as a component of “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.
10. Income Taxes
The income tax provision for the interim periods presented is computed at the effective income tax rate expected to be applicable in each respective full year using the estimated taxable income by country and the statutory rates on a country-by-country basis. Income tax expense recorded in the financial statements differs from the Federal statutory income tax rate due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, certain export sales which are excluded from taxable income and various changes in estimates of permanent differences and valuation allowances.
During the three months ended September 29, 2007, the Company increased the income tax benefit by $18,130,000 for significant events related to financing activities and German tax reform.
In July 2007, the Company purchased its outstanding 10.50% senior discount notes and refinanced its senior secured credit facilities. The cost of these transactions was $37,211,000, consisting of redemption and tender premiums and the write-off of unamortized loan acquisition costs, and resulted in an income tax benefit of $11,990,000 for the three months ended September 29, 2007.
On August 17, 2007, the German government enacted the 2008 Tax Reform Act legislation.  This comprehensive German tax reform legislation reduces corporate tax rates for 2008 and beyond and also fundamentally changes the calculation of taxable income in Germany.  While the corporate income tax and trade tax regime within Germany have remained, the Act reduces the maximum corporate income tax rate from 25% to 15% and the maximum trade tax rate from approximately 18% to 15.2%.  Additional provisions of the legislation include the disallowance of deductions of the trade tax and certain interest expense from taxable income. As a result of the Act, the Company’s German deferred tax liabilities existing as of January 1, 2008 will reverse in future years at a lower effective tax rate.  The Company recognized the effect of the new tax legislation during the three months ended September 29, 2007, resulting in an increase in the income tax benefit of $6,140,000.
As of September 29, 2007 and December 31, 2006, the Company had unrecognized tax benefits of $11,281,000 and $8,703,000, respectively. The increase in unrecognized tax benefits from December 31, 2006 related to additions for tax positions taken in prior periods. The unrecognized tax benefits include uncertain tax positions of $1,478,000 that may affect the Company’s annual effective income tax rate upon resolution.
The Company recognizes accrued interest and penalties related to unrecognized tax positions as a component of income tax expense in its financial statements. As of September 29, 2007 and December 31, 2006, the Company had accrued $458,000 and $375,000, respectively, for the potential payment of penalties and interest.
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

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
11. Comprehensive Loss
Comprehensive loss is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Net loss	$(14,580)	$(24,118)	$(13,521)	$(26,821)
Other comprehensive income (loss), primarily foreign currency translation	(7,027)	1,045	(2,468)	4,258

Comprehensive loss	$(21,607)	$(23,073)	$(15,989)	$(22,563)

12. Related Party Transactions
The Company’s German subsidiary has equity investments in two companies that provide patent, trademark and research services for the Company and other companies that have invested in them. The Company’s investments represent 25% ownership in each of the firms and are accounted for by the equity method of accounting. The Company’s equity investment account balance was $268,000 and $177,000 at September 29, 2007 and December 30, 2006, respectively. Charges from the affiliates for work performed were $425,000 and $954,000 for the three and nine months ended September 29, 2007, respectively. Charges from the affiliates for work performed were $195,000 and $655,000 for the three and nine months ended September 30, 2006, respectively. Amounts due to the affiliates were approximately $106,000 and $59,000 at September 29, 2007 and December 30, 2006, respectively.
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
Financial information relating to the reportable operating segments is presented below:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(in thousands)	2007	2006	2007	2006

Net sales to external customers (by major product group):
Lead-acid battery separators	$70,114	$63,591	$214,831	$194,000
Lithium battery separators	24,265	19,518	65,918	60,071

Energy storage	94,379	83,109	280,749	254,071
Healthcare	22,820	22,351	72,178	68,178
Filtration and specialty	13,220	10,924	39,009	32,522

Separations media	36,040	33,275	111,187	100,700

Total net sales to external customers	$130,419	$116,384	$391,936	$354,771

Operating income:
Energy storage	$19,992	$17,746	$59,756	$53,225
Separations media	3,123	453	12,736	5,482
Corporate	(265)	(84)	(315)	(162)

Segment operating income	22,850	18,115	72,177	58,545
Business restructuring	223	36,333	358	37,658
Change in accounting principle related to postemployment benefits	—	—	—	(2,593)

Total operating income (loss)	22,627	(18,218)	71,819	23,480
Reconciling items:
Interest expense, net	16,713	22,880	64,185	68,642
Costs related to purchase of 10.50% senior discount notes	30,038	—	30,038	—
Write-off of loan acquisition costs associated with refinancing of senior secured credit facilities	7,173	—	7,173	—
Foreign currency and other	390	284	764	2,265

Loss before income taxes	$(31,687)	$(41,382)	$(30,341)	$(47,427)

Depreciation and amortization:
Energy storage	$8,024	$7,785	$24,387	$23,511
Separations media	4,017	7,021	12,140	20,437

Total depreciation and amortization	$12,041	$14,806	$36,527	$43,948

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
The following sets forth condensed consolidating financial statements of the Guarantors and non-Guarantor subsidiaries.
Condensed Consolidating Balance Sheet
As of September 29, 2007

	Combined	Combined
	Guarantor	Non-Guarantor		Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	The Company	and Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$37,886	$22,815	$—	$60,701
Accounts receivable, net	38,334	70,684	—	—	109,018
Inventories	17,743	45,149	—	—	62,892
Refundable income taxes	580	(2,064)	3,493	—	2,009
Other	2,393	9,946	(478)	541	12,402

Total current assets	59,050	161,601	25,830	541	247,022
Due from affiliates	228,985	300,461	285,745	(815,191)	—
Investment in subsidiaries	236,310	274,314	242,846	(753,470)	—
Property, plant and equipment, net	106,741	277,312	—	—	384,053
Goodwill	—	1,335	567,544	—	568,879
Intangibles and loan acquisition costs, net	47	—	191,787	—	191,834
Other	763	16,569	—	—	17,332

Total assets	$631,896	$1,031,592	$1,313,752	$(1,568,120)	$1,409,120

Liabilities and shareholders’ equity
Accounts payable and accrued liabilities	$33,685	$41,181	$15,467	$—	$90,333
Current portion of debt	—	497	4,036	—	4,533
Current portion of capital lease obligation	1,420	—	—	—	1,420

Total current liabilities	35,105	41,678	19,503	—	96,286
Due to affiliates	313,100	282,791	219,300	(815,191)	—
Debt, less current portion	—	49,292	756,662	—	805,954
Capital lease obligation, less current portion	3,684	—	—	—	3,684
Pension and postretirement benefits	2,442	66,157	—	—	68,599
Postemployment benefits	—	3,988	—	—	3,988
Environmental reserve, less current portion	—	24,387	—	—	24,387
Deferred income taxes and other	70,724	16,670	(86)	541	87,849
Shareholder’s equity	206,841	546,629	318,373	(753,470)	318,373

Total liabilities and shareholders’ equity	$631,896	$1,031,592	$1,313,752	$(1,568,120)	$1,409,120

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

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
15. Financial Statements of Guarantors (continued)
Condensed Consolidating Statement of Operations
For the three months ended September 29, 2007

	Combined	Combined
	Guarantor	Non-Guarantor		Reclassifications and
(in thousands)	Subsidiaries	Subsidiaries	The Company	Eliminations	Consolidated

Net sales	$47,252	$83,167	$—	$—	$130,419
Cost of goods sold	21,051	63,353	—	—	84,404

Gross profit	26,201	19,814	—	—	46,015
Selling, general and administrative expenses	14,643	8,258	264	—	23,165
Business restructuring	—	223	—	—	223

Operating income (loss)	11,558	11,333	(264)	—	22,627
Costs related to purchase of 10.50% senior discount notes	—	—	30,038	—	30,038
Write-off of loan acquisition costs associated with refinancing of senior secured credit facilities	—	—	7,173	—	7,173
Interest expense and other	(1,831)	3,012	15,922	—	17,103
Equity in earnings of subsidiaries	—	—	(16,440)	16,440	—

Income (loss) before income taxes	13,389	8,321	(36,957)	(16,440)	(31,687)
Income taxes	6,935	(1,665)	(22,377)	—	(17,107)

Net income (loss)	$6,454	$9,986	$(14,580)	$(16,440)	$(14,580)

Condensed Consolidating Statement of Operations
For the three months ended September 30, 2006

		Combined
	Combined	Non-
	Guarantor	Guarantor		Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	The Company	and Eliminations	Consolidated

Net sales	$44,001	$72,383	$—	$—	$116,384
Cost of goods sold	19,584	58,712	—	—	78,296

Gross profit	24,417	13,671	—	—	38,088
Selling, general and administrative expenses	12,678	7,035	260	—	19,973
Business restructuring	—	36,333	—	—	36,333

Operating income (loss)	11,739	(29,697)	(260)	—	(18,218)
Interest expense and other	(1,233)	1,735	22,662	—	23,164
Equity in earnings of subsidiaries	—	—	12,663	(12,663)	—

Income (loss) before income taxes	12,972	(31,432)	(35,585)	12,663	(41,382)
Income taxes	7,499	(13,296)	(11,467)	—	(17,264)

Net income (loss)	$5,473	$(18,136)	$(24,118)	$12,663	$(24,118)

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
15. Financial Statements of Guarantors (continued)
Condensed Consolidating Statement of Operations
For the nine months ended September 29, 2007

		Combined
	Combined	Non-
	Guarantor	Guarantor		Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	The Company	and Eliminations	Consolidated

Net sales	$142,115	$249,821	$—	$—	$391,936
Cost of goods sold	62,762	186,977	—	—	249,739

Gross profit	79,353	62,844	—	—	142,197
Selling, general and administrative expenses	43,995	25,431	594	—	70,020
Business restructuring	—	358	—	—	358

Operating income (loss)	35,358	37,055	(594)	—	71,819
Costs related to purchase of 10.50% senior discount notes	—	—	30,038	—	30,038
Write-off of loan acquisition costs associated with refinancing of senior secured credit facilities	—	—	7,173	—	7,173
Interest expense and other	(5,353)	7,007	63,295	—	64,949
Equity in earnings of subsidiaries	—	—	(44,422)	44,422	—

Income (loss) before income taxes	40,711	30,048	(56,678)	(44,422)	(30,341)
Income taxes	22,346	3,991	(43,157)	—	(16,820)

Net income (loss)	$18,365	$26,057	$(13,521)	$(44,422)	$(13,521)

Condensed Consolidating Statement of Operations
For the nine months ended September 30, 2006

		Combined
	Combined	Non-
	Guarantor	Guarantor		Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	The Company	and Eliminations	Consolidated

Net sales	$136,110	$218,661	$—	$—	$354,771
Cost of goods sold	61,524	170,213	—	—	231,737

Gross profit	74,586	48,448	—	—	123,034
Selling, general and administrative expenses	39,355	24,796	338	—	64,489
Business restructuring	—	37,658	—	—	37,658
Change in accounting principle related to postemployment benefits	—	(2,593)	—	—	(2,593)

Operating income (loss)	35,231	(11,413)	(338)	—	23,480
Interest expense and other	(2,267)	3,674	69,500	—	70,907
Equity in earnings of subsidiaries	—	—	(12,048)	12,048	—

Income (loss) before income taxes	37,498	(15,087)	(57,790)	(12,048)	(47,427)
Income taxes	20,741	(10,378)	(30,738)	—	(20,375)

Net income (loss) before the cumulative effect of a change in accounting principle	$16,757	$(4,709)	$(27,052)	$(12,048)	$(27,052)

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
15. Financial Statements of Guarantors (continued)
Condensed Consolidating Statement of Cash Flows
For the nine months ended September 29, 2007

	Combined	Combined
	Guarantor	Non-Guarantor		Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	The Company	and Eliminations	Consolidated

Net cash provided by operating activities	$27,857	$46,110	$32,621	$(44,422)	$62,166
Investing activities:
Purchases of property, plant and equipment	(7,069)	(9,213)	—	—	(16,282)
Purchase of 60% share in manufacturing facility	—	(5,475)	—	—	(5,475)

Net cash used in investing activities	(7,069)	(14,688)	—	—	(21,757)
Financing activities:
Proceeds from the new senior secured credit facility	—	42,551	327,449	—	370,000
Principal payments on debt	(1,027)	(1,991)	(368,183)	—	(371,201)
Purchase of the 10.50% senior discount notes	—	—	(293,648)	—	(293,648)
Proceeds from initial public offering, net of underwriting fees and other offering related costs	—	—	264,814	—	264,814
Loan acquisition costs	—	—	(8,672)	—	(8,672)
Repurchase of common stock	—	—	(320)	—	(320)
Intercompany transactions, net	(19,796)	(69,475)	44,849	44,422	—

Net cash used in financing activities	(20,823)	(28,915)	(33,711)	44,422	(39,027)
Effect of exchange rate changes on cash and cash equivalents	35	4,572	—	—	4,607

Net increase in cash and cash equivalents	—	7,079	(1,090)	—	5,989
Cash and cash equivalents at beginning of period	—	30,807	23,905	—	54,712

Cash and cash equivalents at end of period	$—	$37,886	$22,815	$—	$60,701

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2006

	Combined	Combined
	Guarantor	Non-Guarantor		Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	The Company	and Eliminations	Consolidated

Net cash provided by (used in) operating activities	$33,145	$40,847	$(11,745)	$(11,843)	$50,404
Investing activities:
Purchases of property, plant and equipment	(8,053)	(7,809)	—	—	(15,862)
Proceeds from sale of property, plant and equipment	5	56	—	—	61

Net cash used in investing activities	(8,048)	(7,753)	—	—	(15,801)
Financing activities:
Principal payments on debt	(963)	(153)	—	—	(1,116)
Loan acquisition costs	—	—	(15)	—	(15)
Issuance of common stock	—	—	399	—	399
Intercompany transactions, net	(24,283)	(16,697)	29,137	11,843	—

Net cash provided by (used in) financing activities	(25,246)	(16,850)	29,521	11,843	(732)
Effect of exchange rate changes on cash and cash equivalents	(48)	1,917	(5)	—	1,864

Net increase (decrease) in cash and cash equivalents	(197)	18,161	17,771	—	35,735
Cash and cash equivalents at beginning of period	20	18,173	9,867	—	28,060

Cash and cash equivalents at end of period	$(177)	$36,334	$27,638	$—	$63,795

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
Lithium batteries are the power source in a wide variety of electronics applications ranging from laptop computers and mobile phones to power tools. In addition, many new applications, such as consumer power tools and electric bikes and developing applications such as hybrid electric vehicles incorporate large-format batteries that require much greater membrane separator volume per battery. As a result, we believe that membrane separator growth will exceed battery unit sales growth. In June 2007, our Board of Directors approved a lithium battery separator capacity expansion at our Charlotte, North Carolina facility to be completed in 2008.
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
The initial expansion of the Thailand facility occurred as part of larger restructuring activities. In 2005, we closed our Austrian lead-acid battery separator facility, downsized our German facility and transferred certain assets from these facilities to our facility in Thailand.
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

On May 13, 2004, Polypore International, Inc., through a wholly owned subsidiary, purchased the outstanding capital stock of Polypore Inc. (“Polypore”). The aggregate purchase price, including acquisition related costs, was approximately $1.15 billion in cash. In connection with the acquisition, Polypore obtained a new credit facility, issued 8.75% senior subordinated notes and received equity contributions from its shareholders. These net proceeds were used to pay the net purchase price to the existing shareholders, repay all outstanding indebtedness under Polypore’s existing credit facility and pay transaction related fees and expenses. These events are hereinafter referred to as the “Transactions”.
Initial Public Offering and Related Transactions
On June 25, 2007, our Board of Directors approved a 147.422-for-one stock split of our common stock.
On June 27, 2007, we priced our initial public offering of common stock and signed an underwriting agreement, pursuant to which the underwriters agreed to purchase 15.0 million shares of our common stock on a firm commitment basis at a price of $19.00 per share. Public trading of our common stock commenced on June 28, 2007. The cash proceeds from this offering were approximately $267.9 million, net of underwriting fees of $17.1 million.
In July 2007, we used the proceeds from the initial public offering and cash on hand to purchase and retire our outstanding 10.50% senior discount notes and pay other offering related costs of $3.1 million. The purchase of the notes was accomplished by a tender offer and subsequent redemption of the notes not tendered. The total purchase price of the notes was $293.6 million, consisting of principal of $264.1 million and tender and redemption premiums of $29.5 million. As a result of the purchase of the notes, we incurred a $30.0 million charge to income, which is comprised of redemption and tender premiums of $29.5 million and the write-off of unamortized loan acquisition costs of $0.5 million.
On July 3, 2007, we refinanced Polypore, Inc.’s senior secured credit facility with a new senior secured credit facility. The new credit facility provides for a $322.9 million term loan facility and a €35.0 million term loan facility ($47.1 million at July 3, 2007) and a $90.0 million revolving credit facility. No amounts were outstanding under the revolving credit facility at September 29, 2007. The term loans mature in July 2014 and the revolving credit facility matures in July 2013. In connection with the refinancing, we incurred loan acquisition costs of approximately $8.7 million, which were capitalized and will be amortized over the life of the new credit facility. During the three months ended September 29, 2007, we wrote-off loan acquisition costs of $7.2 million associated with the previous senior secured credit facility.
On July 31, 2007, Polypore Inc. merged with and into Polypore International, and Polypore International assumed all of Polypore’s obligations including the senior secured credit facility and the 8.75% senior subordinated notes.
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
Impairment of intangibles and goodwill
Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangible assets are not amortized, but are subject to an annual impairment test based primarily on a discounted cash flow analysis. A discounted cash flow analysis requires various judgmental assumptions including assumptions about future cash flows and discount rates. The assumptions about future cash flows are based on our financial and strategic plans and industry conditions. The discount rate assumptions used in the fair value estimates are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. The determination of whether or not goodwill has become impaired involves judgment in the assumptions underlying the approach used to determine the value of our reporting segments. Changes in our strategy or market conditions could impact these judgments and require adjustments to recorded amounts of intangible assets. At December 30, 2006, a 1% decrease in the estimated free cash flow assumptions would have resulted in a reduction in fair values of approximately $10.0 million for our energy storage segment and $4.0 million for our separations media segment. At December 30, 2006, a 1% increase in the discount rate would have resulted in a reduction in fair values of $104.3 million for our energy storage segment and $45.2 million for our separations media segment. None of these changes would have resulted in an impairment charge to goodwill or intangible assets.
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

Results of Operations
The following table sets forth, for the periods indicated, certain operating data:

			Percentage of Net Sales
	Three Months Ended		Three Months Ended
	September 29,	September 30,	September 29,	September 30,
($’s in millions)	2007	2006	2007	2006

Net sales	$130.4	$116.4	100.0%	100.0%

Gross profit	46.0	38.1	35.3%	32.7%
Selling, general and administrative expenses	23.2	20.0	17.8%	17.2%
Business restructuring	0.2	36.3	0.2%	31.2%

Operating income (loss)	22.6	(18.2)	17.3%	(15.7)%
Interest expense, net	16.7	22.9	12.8%	19.7%
Costs related to purchase of 10.50% senior discount notes	30.0	—	23.0%	—
Write-off of loan acquisition costs associated with refinancing of senior secured credit facilities	7.2	—	5.5%	—
Foreign currency and other	0.4	0.3	0.3%	0.2%

	54.3	23.2	41.6%	19.9%

Loss before income taxes	(31.7)	(41.4)	(24.3)%	(35.6)%
Income taxes	(17.1)	(17.3)	(13.1)%	(14.9)%

Net loss	$(14.6)	$(24.1)	(11.2)%	(20.7)%

			Percentage of Net Sales
	Nine Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
($’s in millions)	2007	2006	2007	2006

Net sales	$391.9	$354.8	100.0%	100.0%

Gross profit	142.2	123.0	36.3%	34.7%
Selling, general and administrative expenses	70.0	64.5	17.9%	18.2%
Business restructuring	0.4	37.6	0.1%	10.6%
Change in accounting principle related to postemployment benefits	—	(2.6)	—	(0.7)%

Operating income	71.8	23.5	18.3%	6.6%
Interest expense, net	64.2	68.6	16.4%	19.3%
Costs related to purchase of 10.50% senior discount notes	30.0	—	7.7%	—
Write-off of loan acquisition costs associated with refinancing of senior secured credit facilities	7.2	—	1.8%	—
Foreign currency and other	0.7	2.3	0.1%	0.6%

	102.1	70.9	26.0%	19.9%

Loss before income taxes	(30.3)	(47.4)	(7.7)%	(13.3)%
Income taxes	(16.8)	(20.4)	(4.3)%	(5.7)%

Loss before the cumulative effect of a change in accounting principle	(13.5)	(27.0)	(3.4)%	(7.6)%
Cumulative effect of a change in accounting principle	—	0.2	—	0.1%

Net loss	$(13.5)	$(26.8)	(3.4)%	(7.5)%

Comparison of the three months ended September 29, 2007 with the three months ended September 30, 2006
Net sales. Net sales for the three months ended September 29, 2007 were $130.4 million, an increase of $14.0 million, or 12.0%, from the three months ended September 30, 2006. Energy storage sales for the three months ended September 29, 2007 were $94.4 million, an increase of $11.3 million, or 13.6%. The increase in energy storage sales was primarily due to higher sales of lead-acid and lithium battery separators, higher average sales prices for lead-acid battery separators and the $2.1 million positive impact of dollar/euro exchange rate fluctuations.  The 10.3% increase in lead-acid separator sales was due to a 3.5% volume increase, driven by the increasing size of the automotive market and the trend of conversion from alternative separator materials to superior performing polyethylene-based separators, particularly in Asia. Average sales prices increased due to global price increases implemented in the three months ended December 30, 2006 to offset higher raw material and energy costs.   Lithium battery separator sales increased 24.3% over the same period in the prior year. Although lithium battery separator sales can fluctuate on a quarterly basis, we believe that longer term time horizons are more indicative. Furthermore, we believe that strong demand for consumer electronic products and expanding applications for lithium batteries will continue to drive growth.
Separations media sales for the three months ended September 29, 2007 were $36.0 million, an increase of $2.7 million, or 8.1% from the same period in the prior year. Included in this increase was a $2.0 million positive impact of dollar/euro exchange rate fluctuations. Healthcare product sales increased by 2.1% due to strong growth in sales of synthetic hemodialysis membranes combined with the positive impact of dollar/euro exchange rate fluctuations, offset by the expected decline of cellulosic hemodialysis membranes due to our exit of this product line. Filtration and specialty product sales increased by 21.0% driven by continued strong demand for high performance filtration applications and the positive impact of dollar/euro exchange rate fluctuations.
Gross Profit. Gross profit as a percent of net sales was 35.3% for the three months ended September 29, 2007, as compared to 32.7% in the same period of the prior year. Energy storage gross profit as a percent of net sales increased to 38.2% for the three months ended September 29, 2007, as compared to 37.8% for the same period in the prior year, due to lower production costs per unit as increased production volumes resulted in fixed costs being applied to higher production volumes. Separations media gross profit as a percent of net sales was 27.5% for the three months ended September 29, 2007, as compared to 20.1% for the same period in the prior year. The increase in separations media gross profit percentage is due primarily to a favorable change in mix of product sales due to the increase in sales of synthetic hemodialysis membranes and filtration and specialty products and a decline in sales of cellulosic membranes.
Selling, general and administrative expenses. Selling, general and administrative expenses as a percent of net sales was 17.8% for the three months ended September 29, 2007, as compared to 17.2% for the same period in the prior year. The increase in selling, general and administrative expenses as a percentage of net sales is due to increased costs aimed at driving growth, including selling and marketing costs and personnel costs.
Interest expense. Interest expense for the three months ended September 29, 2007 decreased by $6.2 million compared with the same period in the prior year. The decrease in interest expense was primarily driven by the purchase of our senior discount notes and lower interest rates under our refinanced senior credit facilities.
Income taxes. The income tax provision for the interim periods presented is computed at the effective income tax rate expected to be applicable in each respective full year using the estimated taxable income by country and the statutory rates on a country-by-country basis. The effective tax rate was 53.9% for the three months ended September 29, 2007, as compared to 41.7% for the same period in the prior year. Our effective tax rate fluctuates due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, certain export sales that are excluded from taxable income, various changes in estimates of permanent differences and valuation allowances and the relative size of our consolidated income or loss before income taxes.
The primary factor impacting our effective tax rate is the mix of earnings between the various tax jurisdictions in which we do business. Each tax jurisdiction has its own set of tax laws and tax rates. The income earned by our subsidiaries in each jurisdiction is taxed independently by these various jurisdictions. Currently, the applicable statutory income tax rates in the jurisdictions that we operate in range from 0% to 39%. Therefore, the amount of income tax expense in each jurisdiction as compared to our consolidated income (loss) before income taxes has a significant impact on our annual effective tax rate.
Our effective tax rate was also impacted by significant events related to financing activities and German tax reform that occurred during the three months ended September 29, 2007. These events resulted in an increase in our income tax benefit of $18.1 million.
In July 2007, we purchased the 10.50% senior discount notes and refinanced our senior secured credit facilities. The cost of these transactions was $37.2 million, consisting of redemption and tender premiums and the write-off of unamortized loan acquisition costs, and resulted in an income tax benefit of $12.0 million for the three months ended September 29, 2007.

On August 17, 2007, the German government enacted the 2008 Tax Reform Act legislation.  This comprehensive German tax reform legislation reduces corporate tax rates for 2008 and beyond and also fundamentally changes the calculation of taxable income in Germany.  While the corporate income tax and trade tax regime within Germany have remained, the Act reduces the maximum corporate income tax rate from 25% to 15% and the maximum trade tax rate from approximately 18% to 15.2%.  Additional provisions of the legislation include the disallowance of deductions of the trade tax and certain interest expense from taxable income. As a result of the Act, the Company’s German deferred tax liabilities existing as of January 1, 2008 will reverse in future years at a lower effective tax rate.  The Company recognized the effect of the new tax legislation during the three months ended September 29, 2007, resulting in an increase in the income tax benefit of $6.1 million.
The effect of each of these items on our effective tax rate is quantified in the table below:

	Three Months Ended
	September 29, 2007	September 30, 2006

U.S. Federal statutory rate	35.0%	35.0%
State income taxes	(3.7)	2.7
Mix of income in taxing jurisdictions	(19.1)	7.9
Export sales excluded from taxable income	—	2.0
Other permanent differences and valuation allowances	6.3	(5.9)
Purchase of 10.50% senior discount notes and write-off of loan acquisition costs associated with refinancing of senior secured credit facility	16.0	—
Impact of German tax reform legislation	19.4	—

Total effective tax rate	53.9%	41.7%

Comparison of the nine months ended September 29, 2007 with the nine months ended September 30, 2006
Net sales. Net sales for the nine months ended September 29, 2007 were $391.9 million, an increase of $37.1 million, or 10.5%, from the nine months ended September 30, 2006. Energy storage sales for the nine months ended September 29, 2007 were $280.7 million, an increase of $26.6 million, or 10.5%. The increase in energy storage sales was primarily due to higher lead-acid and lithium battery separator sales volume, higher average sales prices for lead-acid battery separators and the $6.7 million positive impact of dollar/euro exchange rate fluctuations.  Lead-acid separator volume growth of 4.4% was driven by the increasing size of the automotive market and the trend of conversion from alternative separator materials to superior performing polyethylene-based separators, particularly in Asia.  Average sales prices increased due to global price increases implemented in the three months ended December 30, 2006 to offset higher raw material and energy costs.  Lithium battery separator sales increased by 9.7% due to increased demand for consumer electronic products and expanding applications for lithium batteries.
Separations media sales for the nine months ended September 29, 2007 were $111.2 million, an increase of $10.5 million, or 10.4% from the same period in the prior year. Included in this increase was a $6.3 million positive impact of dollar/euro exchange rate fluctuations. Healthcare product sales increased by 5.9% due to strong growth in sales of synthetic hemodialysis membranes combined with the positive impact of dollar/euro exchange rate fluctuations, offset by the expected decline of cellulosic hemodialysis membranes due to our exit of this product line. Filtration and specialty product sales increased by 19.9% driven by continued strong demand for high performance filtration applications and the positive impact of dollar/euro exchange rate fluctuations.
Gross Profit. Gross profit as a percent of net sales was 36.3% for the nine months ended September 29, 2007, as compared to 34.7% in the same period of the prior year. Energy storage gross profit as a percent of net sales was 38.7% for the nine months ended September 29, 2007, as compared to 38.0% for the same period of the prior year, due to lower production costs per unit as increased production volumes resulted in fixed costs being applied to higher production volumes. Separations media gross profit as a percent of net sales increased to 30.1% for the nine months ended September 29, 2007 from 26.3% for the same period in the prior year. The increase in separations media gross profit percentage is due primarily to a favorable change in mix of product sales due to the increase in sales of synthetic hemodialysis membranes and filtration and specialty products and a decline in sales of cellulosic hemodialysis membranes.
Selling, general and administrative expenses. Selling, general and administrative expenses as a percent of net sales was 17.9% for the nine months ended September 29, 2007, as compared to 18.2% for the same period in the prior year. The increase in selling, general and administrative expenses is due to increased costs aimed at driving growth, including selling and marketing costs and personnel costs.
Interest expense. Interest expense for the nine months ended September 29, 2007 decreased by $4.4 million compared with the same period in the prior year. The decrease in interest expense was primarily driven by the purchase of our senior discount notes and lower interest rates under our refinanced senior credit facilities.

Income taxes. The income tax provision for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the estimated taxable income by country and the statutory rates on a country-by-country basis. The effective tax rate was 55.4% for the nine months ended September 29, 2007, as compared to 43.0% for the same period in the prior year. Our effective tax rate fluctuates due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, certain export sales that are excluded from taxable income, various changes in estimates of permanent differences and valuation allowances and the relative size of our consolidated income or loss before income taxes.
The primary factor impacting our effective tax rate is the mix of earnings between the various tax jurisdictions in which we do business. Each tax jurisdiction has its own set of tax laws and tax rates. The income earned by our subsidiaries in each jurisdiction is taxed independently by these various jurisdictions. Currently, the applicable statutory income tax rates in the jurisdictions that we operate in range from 0% to 39%. Therefore, the amount of income tax expense in each jurisdiction as compared to our consolidated income (loss) before income taxes has a significant impact on our annual effective tax rate.
Our effective tax rate was also impacted by significant events related to financing activities and German tax reform that occurred during the three months ended September 29, 2007. These events resulted in an increase in our income tax benefit of $18.1 million.
In July 2007, we purchased the 10.50% senior discount notes and refinanced our senior secured credit facilities. The cost of these transactions was $37.2 million, consisting of redemption and tender premiums and the write-off of unamortized loan acquisition costs, and resulted in an income tax benefit of $12.0 million for the three months ended September 29, 2007.
On August 17, 2007, the German government enacted the 2008 Tax Reform Act legislation.  This comprehensive German tax reform legislation reduces corporate tax rates for 2008 and beyond and also fundamentally changes the calculation of taxable income in Germany.  While the corporate income tax and trade tax regime within Germany have remained, the Act reduces the maximum corporate income tax rate from 25% to 15% and the maximum trade tax rate from approximately 18% to 15.2%.  Additional provisions of the legislation include the disallowance of deductions of the trade tax and certain interest expense from taxable income. As a result of the Act, the Company’s German deferred tax liabilities existing as of January 1, 2008 will reverse in future years at a lower effective tax rate.  The Company recognized the effect of the new tax legislation during the three months ended September 29, 2007, resulting in an increase in the income tax benefit of $6.1 million.
The effect of each of these items on our effective tax rate is quantified in the table below:

	Nine Months Ended
	September 29, 2007	September 30, 2006

U.S. Federal statutory rate	35.0%	35.0%
State income taxes	(3.7)	2.7
Mix of income in taxing jurisdictions	(19.1)	7.9
Export sales excluded from taxable income	—	2.0
Other permanent differences and valuation allowances	6.9	(4.6)
Purchase of 10.50% senior discount notes and write-off of loan acquisition costs associated with refinancing of senior secured credit facility	16.1	—
Impact of German tax reform legislation	20.2	—

Total effective tax rate	55.4%	43.0%

Business Restructuring
The pre-tax components of restructuring activity in the nine months ended September 29, 2007 were as follows:

	Balance at			Foreign	Balance at
	December 30,	Restructuring	Cash	Currency	September 29,
(in millions)	2006	Charges	Payments	Translation	2007

2006 Restructuring Plan:
Severance and benefit costs	$11.5	$—	$(7.2)	$0.5	$4.8
Other	5.7	—	(4.5)	0.2	1.4

	17.2	—	(11.7)	0.7	6.2
2005 Restructuring Plan:
Severance and benefit costs	0.9	0.2	(0.6)	—	0.5
Other	—	0.2	(0.2)	—	—

	0.9	0.4	(0.8)	—	0.5
2004 Restructuring Plan:
Severance and benefit costs	1.2	—	(0.7)	—	0.5

Total	$19.3	$0.4	$(13.2)	$0.7	$7.2

We expect to make payments against the restructuring reserve of approximately $2.2 million in the fourth quarter of 2007, with the remaining payments expected to be made in 2008 and 2009.
2006 Restructuring Plan. In response to a significant decline in demand for cellulosic hemodialysis membranes driven by a shift in industry demand toward synthetic membranes, our separations media segment exited the production of cellulosic membranes and realigned its cost structure at its Wuppertal, Germany facility. On August 24, 2006, we announced a layoff of approximately 150 employees. During the third quarter of 2006, we recorded a restructuring charge of $36.0 million related to the 2006 restructuring plan. Production of cellulosic hemodialysis membranes ceased on December 27, 2006 and the majority of the employees were laid off effective January 1, 2007. The total cost of the plan is expected to be approximately $37.5 million, consisting of $11.4 million for the employee layoffs, $5.6 million for other costs related to the shutdown of portions of the Wuppertal facility that will no longer be used and a non-cash impairment charge of $17.5 million for buildings and equipment used in the production of cellulosic hemodialysis membranes.. The other costs included in the restructuring plan are related to local regulations surrounding complete or partial shutdowns of a facility. We expect to complete these activities by the end of the second quarter of 2008. The timing, scope and costs of these restructuring measures are subject to change as we proceed with our restructuring plans and further evaluate our business needs and costs.
2005 Restructuring Plan. In order to better accommodate customer growth and related demand for both lead-acid and lithium battery separators in the greater Asian market, our energy storage segment transferred certain assets from Europe and the United States to its facilities in Thailand and China. The capacity realignment plan included the closure of our facility in Feistritz, Austria, the downsizing of our Norderstedt, Germany facility and the relocation of certain assets from these two plants to our facilities in Prachinburi, Thailand. During the three months ended September 30, 2006, we completed installation and started production with the assets relocated to Thailand. Additionally, finishing equipment from our facility in Charlotte, North Carolina was relocated to our facility in Shanghai, China. The total cost of the realignment plan is expected to be approximately $9.1 million, which has been substantially recognized through September 29, 2007. In addition to the benefit of realigning capacity with market growth, we expect to realize the full impact of cost savings in 2007. The timing and scope of these restructuring measures are subject to change as we further evaluate our business needs and costs.
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

Liquidity and Capital Resources
Cash and cash equivalents increased from $54.7 million at December 30, 2006 to $60.7 million at September 29, 2007, due primarily to cash flows from operations of $62.2 million and the $4.6 million effect of exchange rate changes on cash, partially offset by cash used in investing activities of $21.8 million and cash used in financing activities of $39.0 million.
Operating activities. Net cash provided by operations was $62.2 million in the nine months ended September 29, 2007, as compared to $50.4 million in the nine months ended September 30, 2006. Cash provided by operations for the nine months ended September 29, 2007 consisted of cash flows from operations before changes in working capital of $51.7 million, partially offset by an increase in working capital of $10.5 million, excluding the impact of foreign exchange rate fluctuations. Accounts receivable increased from December 30, 2006 to September 29, 2007 by approximately $2.4 million (excluding the $4.5 million increase due to movements in foreign exchange rates) and days sales outstanding remained comparable to prior periods. Inventories decreased approximately $8.3 million (excluding an $3.4 million increase due to movements in foreign exchange rates) due to the annual European shutdowns in the third quarter and the reduction of cellulosic hemodialysis membrane inventories as we make final shipments out of inventory to our customers. Accounts payable and accrued liabilities increased approximately $5.2 million (excluding the $3.8 million due to movements in foreign exchange rates), primarily due to accrued interest, partially offset by restructuring payments. Interest for the 8.75% Notes is paid semi-annually in the second and fourth quarters.
Cash provided by operations for the nine months ended September 30, 2006 consisted of cash flows from operations before changes in working capital of $26.6 million and an increase in working capital of $23.8 million. Accounts receivable increased from December 31, 2005 to September 30, 2006 by approximately $5.9 million (excluding the $3.9 million increase due to movements in foreign exchange rates) primarily due to the increase in sales during the quarter as compared to the same period in the prior year, while days sales outstanding decreased slightly compared to prior periods. Inventories increased approximately $3.3 million (excluding the $2.6 million increase due to movements in foreign exchange rates) primarily due to the build-up of cellulosic inventories as we produced during 2006 to meet customer sales commitments for 2006, 2007 and 2008. The increase was partially offset by a reduction in inventory days resulting from the annual European shutdowns in the three months ended September 30, 2006. Accounts payable and accrued liabilities increased approximately $28.0 million (excluding the $3.9 million increase due to movements in foreign exchange rates), primarily due to increases in accrued restructuring costs of $14.0 million, accrued interest and accrued personnel costs, including the performance-based incentive compensation plan accrual.
Investing activities. Capital expenditures were $16.3 million and $15.9 million in the nine months ended September 29, 2007 and September 30, 2006, respectively. In June 2007, our Board of Directors approved a capital project for approximately $18.0 million to increase the production capacity of lithium battery separators at our Charlotte, North Carolina facility. The expansion project began in the three months ended September 29, 2007 and should be completed in 2008. In August 2007, our Board of Directors approved a capital project for approximately $19.0 million to increase the production capacity of lead-acid battery separators at our Prachinburi, Thailand facility. The expansion project began in the three months ended September 29, 2007 and should be completed by the end of 2008. We estimate that total capital expenditures in fiscal year 2007 will be approximately $35.0 million.
During 2007, we purchased a 60% share in a lead-acid battery separator manufacturing facility in Tianjin, China for $5.5 million.
Financing activities. Cash used in financing activities was $39.0 million and $0.7 million in the nine months ended September 29, 2007 and September 30, 2006, respectively. Financing activities in the nine months ended September 29, 2007 primarily consisted of the initial public offering, net of underwriting fees and other offering related costs, with net proceeds of $264.8 million, the purchase of our 10.50% senior discount notes for $293.6 million, the refinancing of our senior secured credit facility and related loan acquisition costs. We believe that these changes in our capital structure will provide us with greater flexibility due to lower interest costs and less restrictive debt covenants associated with our new senior secured credit facility.
We intend to fund our ongoing operations through cash generated by operations and availability under the senior secured credit facilities.

As part of the Transactions, Polypore incurred substantial debt under the senior secured credit facilities and the issuance of the 8.75% senior subordinated notes. On July 3, 2007, we refinanced Polypore’s senior secured credit facility with a new senior secured credit facility that provides improved financial flexibility and lower interest rate spreads. The new credit facility provides for a $322.9 million term loan facility ($322.9 million outstanding at September 29, 2007) and a €35.0 million term loan facility ($49.7 million at September 29, 2007) and a $90.0 million revolving credit facility. No amounts were outstanding under the revolving credit facility at September 29, 2007. On July 31, 2007, Polypore merged with and into Polypore International, and Polypore International assumed all of Polypore’s obligations under the new senior secured credit facility. The term loans mature in July 2014 and the revolving credit facility matures in July 2013.
Interest rates under the senior secured credit facility are, at our option, equal to either an alternate base rate plus a 1.25% margin or the Eurocurrency base rate plus a 2.25% margin. At September 29, 2007, the interest rates on the U.S. dollar term loan and Eurodollar term loan were 7.38% and 6.66%, respectively. Our cash interest requirements for the next twelve months are estimated to be approximately $66.2 million.
When loans are outstanding under the revolving credit facility, the credit agreement requires us to meet a maximum senior leverage ratio based on a calculation of Adjusted EBITDA in which certain items are added back to EBITDA.
Adjusted EBITDA, as defined under the senior secured credit facility, at September 29, 2007 was as follows:

Twelve Months Ended
(in millions)	September 29, 2007

Net loss	$(16.3)
Add:
Depreciation	34.9
Amortization	17.9
Interest expense, net	87.8
Income taxes	(19.5)
Stock compensation expense	0.8
Foreign currency loss	2.0
Loss on disposal of property, plant and equipment	1.2
Business restructuring	0.1
Costs related to purchase of 10.50% senior discount notes	30.0
Write-off of loan acquisition costs associated with refinancing of senior secured credit facilities	7.2
Other non-cash or non-recurring charges	2.0

Adjusted EBITDA	$148.1

The calculation of the senior leverage ratio as defined under the senior credit facility as of September 29, 2007 is as follows:

Twelve Months
Ended
September 29,
(in millions)	2007

Indebtedness (1)	$327.7
Adjusted EBITDA	148.1
Actual leverage ratio	2.21x

(1)	Calculated as the sum of outstanding borrowings under the term loan facility plus the capital lease obligation of $5.1 million, less the amount of cash on hand (not to exceed $50.0 million).
     When loans are outstanding under the revolving credit facility, we are required to maintain a ratio of not more than the following ratios of indebtedness to Adjusted EBITDA at the end of any quarter ending during any of the following periods:

Period	Ratio

July 3, 2007 through and including June 28, 2008	3.25 to 1.00
Thereafter	3.00 to 1.00
Based on the calculation above, the full amount of the revolving credit facility was available for borrowing at September 29, 2007.
In addition, the senior secured credit agreement contains certain restrictive covenants which, among other things, limit capital spending, the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances, and other matters customarily restricted in such agreements. The facilities also contain certain customary events of default, subject to grace periods, as appropriate. We believe that annual capital expenditure limitations imposed by the senior credit facilities will not significantly inhibit us from meeting our ongoing capital expenditure needs.
Future principal debt payments are expected to be paid out of cash flows from operations, borrowings on our revolving credit facility and future refinancing of our debt.
In July 2007, we purchased and retired all of our 10.50% senior discount notes for $293.6 million, including tender and redemption premium payments of $29.5 million, which were expensed in the three months ended September 29, 2007. The purchases of the notes were funded with the proceeds from our initial public offering and cash on hand.
Polypore, Inc.’s 8.75% senior subordinated notes ($437.8 million outstanding at September 29, 2007) will mature in 2012 and are guaranteed by most of our existing and future domestic restricted subsidiaries, subject to certain exceptions. Except under certain circumstances, the 8.75% senior subordinated notes do not require principal payments prior to their maturity in 2012. Interest on the 8.75% senior subordinated notes is payable semi-annually in cash. The 8.75% senior subordinated notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. On July 31, 2007, Polypore merged with and into Polypore International, and Polypore International assumed Polypore’s obligations under the 8.75% senior subordinated notes.
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
Foreign Operations
We manufacture our products at 11 strategically located facilities in North America, Europe and Asia. Net sales from the foreign locations were approximately $249.8 million and $218.3 million for the nine months ended September 29, 2007 and September 30, 2006, respectively. Typically, we sell our products in the currency of the country where the manufacturing facility that produces the product is located. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on our business or market opportunities within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.
Seasonality
Operations at our European production facilities are traditionally subjected to shutdowns during the month of August each year for employee vacations. As a result, net income during the third quarter of the fiscal years 2007 and 2006 were lower than net income in other quarters during the same fiscal year. In view of the seasonal fluctuations, we believe that comparisons to our operating results for the third quarter of any fiscal year with those of the other quarters during the same fiscal year may be of limited relevance in predicting our future financial performance.

Environmental matters
We accrue for environmental obligations when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. Environmental reserves were $28.8 million and $28.0 million as of September 29, 2007 and December 30, 2006, respectively.
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
In 2006, as part of an internal self-audit of our Corydon, Indiana and Owensboro, Kentucky facilities, we identified instances of potential non-compliance with our environmental operating permits at these facilities. We self-reported these issues to the proper state and federal agencies and are taking steps to resolve these issues. On November 2, 2007, we received a Notice of Violation from the Indiana Department of Environmental Management related to the issues that we had previously self reported at our facility in Corydon, Indiana. Although the agencies have the authority and discretion to issue substantial fines that could be material, based upon management’s analysis of facts and circumstances and consideration of recent cases addressed by the agencies involved, we do not believe that the maximum penalty will be assessed and that penalties, if any, resulting from this matter will not have a material adverse effect on our business, financial condition or results of operations.
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
We have indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel (“Akzo”), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. The Akzo agreement provides indemnification of claims through December 2007, with the indemnification percentage decreasing each year during the coverage period. Through December 2003, Akzo pays 75% of any approved claim. After that, Akzo pays 65% of claims reported through December 2006 and 50% of claims reported through December 2007. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. At September 29, 2007 and December 30, 2006, amounts receivable under the indemnification agreement were $19.3 million and $18.7 million, respectively. The current portion of the indemnification receivable is included in other current assets.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
New Accounting Standards
On January 1, 2006, we adopted EITF Issue No. 05-5, Accounting for Early Retirement or Postemployment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements) (“EITF 05-5”). Under EITF 05-5, the salary components of Type I and Type II ATZ arrangements (excluding the bonus and additional contributions into the German government pension scheme) should be recognized over the period from the point at which the ATZ period begins until the end of the active service period.  The bonus feature and the additional contributions into the German government pension scheme (collectively, the additional compensation) under a Type II ATZ arrangement should be accounted for as a postemployment benefit under FASB Statement No.112, Employers’ Accounting for Postretirement Benefits.  An entity should recognize the additional compensation over the period from the point at which the employee signs the ATZ contract until the end of the active service period. In connection with an acquisition in 2002, we implemented a restructuring plan that included Type II ATZ arrangements. We accrued in the opening balance sheet the estimated amounts to be paid to employees during the passive phase, plus the bonus feature of the plan. Salary paid to employees during their active phase was expensed as incurred. As a result of adopting this consensus, which was treated as a change in accounting estimate effected by a change in accounting principle, we reduced the accrual for postemployment benefits and recognized $2.6 million in operating income in the three months ended April 1, 2006. The reduction in the postemployment benefits accrual decreased the net loss in the nine months ended September 29, 2006 by $1.6 million, or $0.05 per share.
On January 1, 2006, we adopted FASB Statement No. 123 (R), Share-Based Payment (“FAS 123(R)”) using the modified prospective transition method. FAS 123(R) generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements. Prior to adopting FAS 123(R), we accounted for employee share-based compensation using the fair value method under FASB Statement No. 123, Accounting for Stock Based Compensation (“FAS 123”). FAS 123(R) requires forfeitures to be estimated at the time of grant and the estimate to be revised, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates. Prior to adopting FAS 123(R), we accounted for forfeitures as they occurred as allowed under FAS 123. The change in accounting for forfeitures under FAS 123(R) resulted in a $0.2 million charge, net of applicable income taxes of $0.1 million, that was recorded in the three months ended April 1, 2006 as a cumulative effect of a change in accounting principle.
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
On December 31, 2006, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertain tax positions. FIN 48 allows the tax effects from an uncertain tax position to be recognized in our financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption of FIN 48, we recognized the cumulative effect of adopting FIN 48 by increasing the existing reserves for uncertain tax positions by $0.9 million, recording a deferred tax asset of $0.6 million and decreasing retained earnings by $0.3 million for the cumulative effect of adopting FIN 48. Additionally, the reserve for uncertain tax positions, which had been included in income taxes payable at December 30, 2006, was reclassified as a separate component and is now included in other liabilities.
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
Interest rate risk
On September 29, 2007, we had fixed rate debt of approximately $437.8 million and variable rate debt of approximately $372.7 million. The pre-tax earnings and cash flow impact resulting from a 100 basis point increase in interest rates on our variable rate debt, holding other variables constant, would be approximately $3.7 million per year. We currently are not a party to any interest rate hedging arrangements.

Currency risk
Outside of the United States, we maintain assets and operations in Europe and Asia. The results of operations and financial position of our foreign operations are principally measured in their respective currency and translated into U.S. dollars. As a result, exposure to foreign currency gains and losses exists. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency. Our subsidiaries and affiliates also purchase and sell products and services in various currencies. As a result, we may be exposed to cost increases relative to the local currencies in the markets in which we sell. Because a different percentage of our revenues are in a foreign currency other than our costs, a change in the relative value of the U.S. dollar could have a disproportionate impact on our revenues compared to our cost, which could impact our margins. A portion of our assets are based in our foreign locations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected in other comprehensive income (loss). We have a euro-denominated term loan and senior subordinated notes that effectively hedge a portion of our net investment in foreign subsidiaries. Therefore, foreign currency gains and losses resulting from the translation of the euro-denominated debt are included in accumulated other comprehensive income (loss). Accordingly, our consolidated shareholders’ equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency, primarily the euro.
The dollar/euro exchange rates used in our financial statements for the periods ended as set forth below were as follows:

	September 29,	September 30,
	2007	2006

Period end rate	1.4187	1.2688
Period average rate for the three months ended	1.3728	1.2752
Period average rate for the nine months ended	1.3436	1.2447
Our strategy for management of currency risk relies primarily on conducting our operations in a country’s respective currency and may, from time to time, involve currency derivatives. As of September 29, 2007, we did not have any foreign currency derivatives outstanding.
Item 4. Controls and Procedures
An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective, as of September 29, 2007.
During the three months ended September 29, 2007, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
As part of a formal internal self-audit of our Corydon, Indiana facility and an informal self-audit of our Owensboro, Kentucky facility, we identified instances of deviations from our environmental operating permits at these facilities.  We self-reported these issues to the proper state and local agencies in October to December 2006.  On November 2, 2007, we received a Notice of Violation from the Indiana Department of Environmental Management related to the issues that we had previously self reported at our facility in Corydon, Indiana. Although the agencies have the authority and discretion to issue substantial fines that could be material, based upon management’s analysis of the facts and circumstances and consideration of recent cases addressed by the agencies involved, we do not believe that the maximum penalty will be assessed or that penalties, if any, resulting from these matters will have a material adverse effect on our business, financial condition or results of operations.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.1	Certificate of Amendment to the Certificate of Incorporation of Polypore International, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 29, 2007)

4.1	Supplemental Indenture, dated as of July 3, 2007, between Polypore International, Inc. and The Bank of New York, as Trustee, supplementing the Indenture dated as of October 18, 2004, between Polypore International, Inc. and The Bank of New York, as Trustee, relating to Polypore International Inc.’s 10.50% Senior Discount Notes due 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on July 10, 2007)

10.1	Amended and Restated Credit Agreement, dated as of July 3, 2007, between PP Holding Corporation, Polypore, Inc., Daramic Holding S.A.S., JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents and lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 10, 2007)

10.2	First Amendment and Reaffirmation Agreement, dated as of July 3, 2007, between PP Holding Corporation, Polypore, Inc. and all of Polypore, Inc.’s domestic restricted subsidiaries (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 10, 2007)

10.3	Second Supplemental Indenture, dated as of July 31, 2007, between Polypore International, Inc., the Guarantors (as defined therein) and The Bank of New York (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 3, 2007)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2007	POLYPORE INTERNATIONAL, INC. (Registrant)
	By:	/s/ Robert B. Toth
Robert B. Toth
President and Chief Executive Officer (principal executive officer)

By:	/s/ Lynn Amos
Lynn Amos
Chief Financial Officer (principal financial officer and principal accounting officer)