Form 10-K
period 2007-12-29
Polypore International, Inc.
filed 2008-03-14
CIK 1292556

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007
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
 (704) 587-8409

Securities registered pursuant to Section 12(b) of the Act: Common stock, par value $0.01 per share

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         The aggregate market value of the voting common stock of the Registrant held by non-affiliates of the registrant at June 30, 2007 was $263,550,000, as computed by reference to the closing price of such stock on such date. For purposes of this calculation, executive officers, directors and 5% shareholders are deemed to be affiliates of the registrant.

         There were 40,326,537 shares of the registrant's common stock outstanding as of March 7, 2008.

Polypore International, Inc.

Index to Annual Report on Form 10-K

For the Fiscal Year Ended December 29, 2007

        In this Annual Report on Form 10-K, the words "Polypore International," "Company," "we," "us" and "our" refer to Polypore International, Inc. together with its subsidiaries, unless the context indicates otherwise. References to "fiscal year" mean the 52 or 53 week period ending on the Saturday that is closest to December 31. The fiscal years ended December 29, 2007, or "fiscal 2007," December 30, 2006, or "fiscal 2006," and December 31, 2005, or "fiscal 2005," each included 52 weeks. The period from January 4, 2004 through May 1, 2004 included 17 weeks and the period from May 2, 2004 through January 1, 2005 included 35 weeks (together, 52 weeks), or "fiscal 2004." The fiscal year ended January 3, 2004, or "fiscal 2003," included 53 weeks.

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

  •
  the adverse impact on our financial condition of past restructuring activities;

  •
  the absence of expected returns from the amount of intangible assets we have recorded; and

  •
  natural disasters, epidemics, terrorist acts and other events beyond our control.

        Because our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements, we cannot give any assurance that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on Polypore International's results of operations and financial condition. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We do not undertake any obligation to update these forward-looking statements or the factors set forth in the caption below entitled "Item 1A. Risk Factors" to reflect new information, future events or otherwise, except as may be required under federal securities laws.

        We have filed this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and will file or furnish other reports pursuant to Section 13(a) or 15(d) under the Exchange Act, with the Securities and Exchange Commission ("Commission" or "SEC"). You may inspect a copy of any of our filings without charge at the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549. You may obtain copies of our filings from such office at prescribed rates. You may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, including Polypore International, Inc., that file electronically with the SEC. Our reports are available on the SEC website as soon as reasonably practicable after we electronically file such materials with the SEC. The reports are also available in print to any stockholder who requests them by contacting our corporate secretary at the Company's principal executive offices: 11430 North Community House Road, Suite 350, Charlotte, NC 28277. Our website address is http://www.polypore.net.

Item 1.    Business

General

Overview

        Polypore International, Inc., a Delaware corporation, is a leading global high technology filtration company that develops, manufactures and markets specialized microporous membranes used in separation and filtration processes. The microporous membranes we produce are highly engineered polymeric structures that contain millions of pores per square inch, enabling the management of ions, gases and particles that range in size from the cellular to the nano or molecular level.

        Our products and technologies are used in two primary segments, energy storage and separations media. The energy storage segment accounted for approximately 71% of our fiscal 2007 net sales. Primary applications for our membranes in this segment are lithium batteries and lead-acid batteries. Lithium batteries are the power source in a wide variety of electronics applications ranging from laptop computers and mobile phones to power tools, and are emerging in applications such as hybrid electric vehicles ("HEVs"). Lead-acid batteries are used in transportation and industrial applications. The separations media segment accounted for approximately 29% of our fiscal 2007 net sales. Primary applications for our membranes and membrane modules in this segment are hemodialysis, blood oxygenation, plasmapheresis and various high-performance microfiltration, ultrafiltration and gasification/degasification applications.

        Information concerning segments and geographic information appears under "Note 18—Segment Information" in the Notes to Consolidated Financial Statements for the year ended December 29, 2007 included in Item 8 of this Report which is incorporated herein by reference.

Competitive strengths

  Serve end-markets that have attractive growth characteristics

        We produce a variety of separation and filtration products for end-markets with attractive growth characteristics, which in many cases are supported by a growing recurring revenue base.

  •
  The lithium battery market is expected to grow at 8% annually, driven by strong demand for consumer electronics and by the application of lithium battery technology in new markets such as HEVs. We believe that growth in membrane separator demand will exceed battery growth due to increasing demand for large-format lithium batteries.

  •
  In the motor vehicle battery market, the high proportion of aftermarket sales and the steady growth of the worldwide fleet of motor vehicles provide us with a growing, recurring revenue base in lead-acid battery membrane separators.

  •
  The hemodialysis membrane market, which we believe will increase in excess of 6% annually, provides a growing, recurring revenue base for our synthetic dialysis membranes.

  •
  The micro-, ultra-, and nanofiltration membrane element market is expected to grow in excess of 8% annually, driven by several factors including the superior performance of membrane filtration and the increasing need for purity in end-markets such as water treatment, food and beverage processing and pharmaceutical, semiconductor and flat panel display manufacturing.

  Leading market positions

        We believe that we are well positioned in each of the markets in which we compete. For example, in terms of market share (based on revenue and volume):

  •
  We believe, based on independent industry research, that we are one of the top three lithium battery membrane separator providers, serving the entire breadth of lithium battery applications.

  •
  We believe, based on internal company estimates, that we are the global market leader in the lead-acid battery separator market, with a market share more than twice that of our nearest competitor.

  •
  We believe, based on independent industry research, that we are the world's leading supplier of blood oxygenation membranes and that we are uniquely positioned as the leading independent supplier (i.e., not a supplier of dialyzers) of synthetic hemodialysis membranes.

  •
  We believe, based on internal company estimates, that in the industrial and specialty filtration market, we are the world leader in membrane gasification and degasification for liquids with our Liqui-Cel® membrane contactors. We also believe, based on internal company estimates and independent industry research, that we are the world's leading independent supplier of polyethersulfone flat sheet membranes.

        We believe, based on the information above and other company estimates, that we are among the top three in terms of market share (based on revenue and volume) in products comprising a total of approximately 79% of our fiscal 2007 net sales. These products include lead-acid battery membrane separators, lithium battery membrane separators, blood oxygenation membranes, membrane contactors for gasification/degasification of liquids and plasmapheresis membranes.

  Proven innovation through broad product and process technology

        We have established our leading market positions through our ability to utilize core technical expertise and broad product and process capabilities to develop customized solutions that meet demanding requirements in specific applications. Over time, we have demonstrated a commitment to innovation, developing technical expertise and a high level of customer service. Our research and development effort is supported by over 100 engineers, scientists, PhDs and other personnel. These personnel work closely with our manufacturing and marketing groups to commercialize innovative products that address market needs. We also maintain technical centers strategically located in Asia, Europe and North America.

        We have leveraged our established filtration and separation technology and membrane expertise to supply a broad portfolio of membranes based on flat sheet, hollow fiber, and tubular technology. We are able to draw upon our experiences across multiple end-markets and various membrane technologies to create innovative solutions in new niche applications in addition to our existing markets. For example, our Liqui-Cel® membrane contactor product line, which combines our blood oxygenation membrane technology with patented module design features, provides superior performance to conventional gasification/degasification methods in multiple applications such as semiconductor and flat panel display manufacturing. We believe that our capabilities in product innovation, which combine multiple technologies, a global technical infrastructure and extensive experience in microporous membrane development and manufacturing, are difficult to replicate.

  Strong customer relationships with leading manufacturers

        We have cultivated strong, collaborative relationships with a diverse base of customers worldwide who are among the leaders in their respective industries. Our research and development teams, technical service staff and application development groups work closely with our customers. We often enter into joint agreements in which we partner with our customers on product development and end-use testing. As a result, many of our products have been customized to our customers' exacting manufacturing and end-use specifications. In addition, we are often selected as a customer's exclusive supplier for our microporous membrane products.

  Global presence

        As of December 29, 2007, we manufacture, market and service our products through 11 manufacturing sites and 13 sales and service locations throughout the Americas, Europe and Asia, with sales relatively balanced across these regions. In the energy storage segment, we remain focused on growth in the Asia Pacific region and on driving worldwide improvements in production efficiency, which has resulted in certain restructuring activities. For example, in 2005, we moved some lithium battery membrane separator finishing capacity from our Charlotte, North Carolina plant to our Shanghai, China plant to better serve our growing lithium battery customers in Asia. In 2006, we doubled capacity in our Prachinburi, Thailand lead-acid battery membrane separator facility. In 2007, we completed the acquisition of a 60% share in a facility in Tianjin, China, which produces membrane separators for lead-acid batteries, and announced an additional capacity expansion to our Prachinburi, Thailand lead-acid battery membrane separator facility, which will further increase its capacity by approximately 60%. On March 3, 2008, we acquired 100% of the stock of Microporous Holding Corporation, the parent company of Microporous Products L.P. ("Microporous"). Microporous has a production facility in Piney Flats, Tennessee and a new production facility in Feistritz, Austria that is scheduled to begin production in the second quarter of 2008.

        By strategically positioning our manufacturing, sales and marketing, and technical service personnel near our customers, we can respond to their needs more effectively, provide a higher level of service, reduce shipping costs and improve delivery and response times. In addition, our global presence enables us to participate in faster growth markets in developing regions of the world.

  State-of-the-art manufacturing facilities

        We believe we have state-of-the-art manufacturing facilities and capabilities. Our equipment, manufacturing techniques and process technologies have been developed over many years with significant intellectual property, know-how and capital investments. Our wide range of manufacturing processes enables us to produce specialized products that are difficult and costly to replicate in the market. We continually evaluate projects that will improve or enhance our global manufacturing capabilities.

  Strong and experienced management team

        Our senior management team has significant experience leading high technology companies, driving growth through development of new applications and technologies, and cultivating strong relationships with existing customers. Management has also demonstrated a track record of successfully leading companies larger in size and scope than ours. The team has an average of more than 20 years of management experience.

Business strategy

        We intend to:

  •
  grow with our current customer and application base by capitalizing on our core capabilities in microporous membranes and modules;

  •
  leverage existing and developing product and process technologies to pursue new, high value-added markets and applications; and

  •
  maximize access to key customers and end-markets through strategic relationships and acquisitions.

Products and markets

        Our business segments are energy storage and separations media. The following table describes our key products and end-markets served:

Segment	Applications	Major brands	End-markets
Energy storage	Lead-acid batteries	Daramic® DARAK®	Transportation and industrial batteries
	Rechargeable and disposable lithium batteries	CELGARD®	Consumer electronics devices such as mobile phones, portable audio/video devices, laptop computers, and cameras. Also power tools and hybrid/electric vehicles, such as bikes, scooters, cars, trucks and buses
Separations media	Hemodialysis	PUREMA® DIAPES®	Hemodialysis dialyzers which replicate function of healthy kidneys
	Blood oxygenation	CELGARD® HEXPET® OXYPHAN® OXYPLUS®	Heart-lung machine oxygenation unit for open-heart surgical procedures
	Plasmapheresis	MicroPES® PLASMAPHAN®	Blood cell and plasma separation equipment
	Industrial and specialty filtration applications	Liqui-Flux®	Potable water treatment, beverage filtration, and prefiltration for reverse osmosis
		Accurel®	Specialty filtration applications including chemical filtration for microelectronics manufacturing, vent and process air, industrial wastewater treatment, and pharmaceutical processing
		Liqui-Cel®	Liquid gasification/degasification for beverage processing and pharmaceutical, semiconductor and flat panel display manufacturing
		MicroPES® DuraPES®	Specialty filtration applications including ultrapure water, cold sterile filtration of beverages and pharmaceutical processing
		SuperPhobic®	Solvent/ink deaeration for ink jet printers and semiconductor manufacturing
		MicroModule® MiniModule®	Liquid degasification in laboratory, biotechnology and analytical testing equipment, ink degasification for ink jet printers
		P.E.T.®	Potable water treatment, beverage filtration, prefiltration for reverse osmosis and medical applications

  Energy storage

        In the energy storage segment, our membrane separators are a critical performance component in lithium and lead-acid batteries, performing the core function of regulating ion exchange and thus allowing the charge and discharge process to occur between a battery's positive and negative electrodes. These membrane separators require specialized technical engineering and must be manufactured to extremely demanding requirements and specifications including thickness, porosity, mechanical strength and chemical and electrical resistance. For example, membrane pores must be large enough to allow ions to pass through, but small enough to prevent contamination from conductive particles that cause short circuits. During fiscal 2007, fiscal 2006 and fiscal 2005, our energy storage businesses accounted for 71%, 72% and 72% of our net sales, respectively.

        Electronics applications.    We develop, manufacture and market a broad line of patented polypropylene and polyethylene monolayer and multilayer membrane separators for lithium batteries that are used in numerous applications such as personal electronic devices, power tools and HEVs and other electric vehicles. According to the Institute of Information Technology, unit sales of lithium batteries are expected to experience average annual growth of 8% through 2011. Lithium batteries provide critical performance advantages relative to alternative battery technologies, such as faster charging rates, improved battery life and higher power density, which results in more compact, lightweight batteries. These advantages create the potential for expansion by lithium batteries into additional devices. Because many new applications are incorporating large-format batteries that require much greater membrane separator volume per battery, we believe that membrane separator growth will exceed battery unit sales growth.

        We believe, based on independent industry research, that we are one of the top three lithium battery membrane separator providers, serving the entire breadth of lithium battery applications, and have been among the top three since the market's first development in the early 1990s. We believe the top three providers supply over 80% of the membrane separator requirements for the global lithium battery market. Major lithium battery manufacturers include Amperex Technology Limited, BYD Company Limited, Energizer Holdings, Inc., Hitachi Maxell Limited, LG Chem Ltd., Matsushita Battery Industrial Company Limited, NEC Tokin Corporation, Saft Groupe SA, Samsung SDI Co. Ltd., Sanyo Electric Company Limited, Sony Corporation, Tianjin Lishen Battery Joint Stock Co., Ltd., and Ultralife Batteries, Inc.

        Transportation and industrial applications.    We develop, manufacture and market a complete line of high-performance polymer-based membrane separators for lead-acid batteries. Approximately 80% of our lead-acid battery separators are used in batteries for automobiles and other motor vehicles. The remaining approximately 20% are used in industrial battery applications such as forklifts, golf carts, submarines and uninterruptible power supply systems, which provide backup power for applications such as computers, mobile phone towers and hospitals. We believe that over 80% of lead-acid battery unit sales for motor vehicles are aftermarket batteries. Aftermarket sales are primarily driven by the size of the worldwide vehicle fleet rather than by new motor vehicle sales. According to WardsAuto.com, the worldwide fleet of motor vehicles has averaged 3% annual growth for over 20 years, providing us with a growing recurring revenue base. We believe another factor contributing to market growth is the worldwide conversion from alternative separator materials to the higher performance polyethylene-based membrane separators such as those we produce. Currently, membrane separator market growth is strongest in the Asia Pacific region due, we believe, to increasing per capita penetration of automobiles, growth in the industrial and manufacturing sectors, and a high rate of conversion to polyethylene-based membrane separators.

        We believe, based on published industry data, we are the global market leader in the lead-acid battery separator market, with a market share more than twice that of our nearest competitor, and the only supplier serving both the automotive and industrial segments. We supply all of the world's major lead-acid battery manufacturers. Major lead-acid battery manufacturers include East Penn Manufacturing Co., Inc., Exide Technologies, GS Yuasa Corporation and Johnson Controls Inc.

  Separations media

        In the separations media segment, our filtration membranes and modules are used in healthcare and high-performance industrial and specialty filtration applications. These membranes perform the critical function of removing sub-micron particulates from fluids and introducing or removing gases (gasification/degasification) within liquids. Both healthcare and specialty filtration applications require membranes with precisely controlled pore size, structure, distribution and uniformity. Our supply relationships with customers in healthcare and certain filtration applications such as pharmaceutical manufacturing are reinforced by the rigorous testing, clinical studies and/or regulatory approval that our membranes undergo prior to end-product commercialization. In some cases, several years of development and qualification are required. During fiscal 2007, fiscal 2006 and fiscal 2005, our separations media business accounted for 29%, 28% and 28% of our sales, respectively.

Healthcare Applications

        We develop, manufacture and market a complete line of patented polyethersulfone membranes for the hemodialysis market. Hemodialysis is the artificial process that performs the function of a healthy kidney for patients with permanent kidney failure, a condition known as End Stage Renal Disease ("ESRD"). In a healthy person, the kidney carries out certain excretory and endocrine functions, including filtering toxins from the blood and controlling blood pressure. For an ESRD patient on dialysis, the dialyzer membrane performs these critical filtering functions. The membranes consist of thousands of fibers that resemble hollow straws slightly larger than a human hair. These fibers have nanopores in their walls at a density of millions of pores per square inch. The size and distribution of these nanopores are designed to separate harmful toxins from the healthy blood passing through the dialyzer. Growth in demand for dialyzers and dialyzer membranes is driven by several factors, including the aging population in developed countries, longer life-expectancy of treated ESRD patients, improving access to treatment in developing countries and the trend in the United States towards single-use rather than multiple-use dialyzers. According to the European Renal Association—European Dialysis and Transplant Association, the number of worldwide ESRD patients has historically grown by approximately 6% per year. We estimate that continued patient population growth combined with conversion to single-use dialyzers and increasing treatment frequency will result in overall annual dialyzer market growth in excess of 6%.

        Over the last three years, we have engaged in certain restructuring activities in response to changing market demands, particularly with respect to a market shift from cellulosic hemodialysis membranes toward higher-performing synthetic membranes. In 2006, we ceased production of cellulosic membranes and focused on growing our new PUREMA® synthetic membrane. We believe that PUREMA® is superior in performance compared to all other synthetic membranes on the market. Dialyzers containing PUREMA® have been classified in the highest level (category 5) of Japan's dialyzer reimbursement rate system, reflecting the efficacy of our PUREMA® membrane. We believe one example of the increasing customer acceptance of PUREMA® is our entry into a long-term supply agreement with a medical device company that develops, manufactures and markets proprietary systems for in-home treatment of ESRD and acute kidney failure. We are currently marketing PUREMA®'s performance advantages, such as by co-branding our customers' dialyzers with the PUREMA® logo.

        We believe, based on independent industry research, that we are uniquely positioned as the leading independent supplier (i.e., not a supplier of dialyzers) of synthetic hemodialysis membranes. Major dialyzer manufacturers include Asahi Kasei Medical Co., Ltd., Fresenius Medical Care AG, Gambro, Nipro Corp. and Sorin Group Italia S.r.l.

        We develop, manufacture and market polypropylene and methypentene membranes for the blood oxygenation market. As a component of heart-lung machines, blood oxygenators temporarily replace the functions of the lungs during on-pump open-heart surgery. The oxygenator contains highly specialized membranes which remove carbon dioxide from the blood while oxygen is diffused into the blood. We estimate that the blood oxygenation market is flat as a result of the use of less-invasive alternative heart treatments. However, we believe that the market could grow as the number of patients receiving on-pump open heart surgery increases due to the saturation of alternative heart treatments. Because blood oxygenators are designed to utilize a specific membrane technology and require regulatory approval, an oxygenator manufacturer's relationship with its membrane supplier is vital and switching costs can be substantial. We believe, based on independent industry research, that we are the world's leading supplier of membranes for blood oxygenation. Major blood oxygenator producers include Marquet Cardiopulmonary AG, Medtronic, Inc., Sorin Group S.r.l. and Terumo Medical Corp.

        We develop, manufacture and market polypropylene and polyethersulfone membranes for the plasmapheresis market. In plasmapheresis, plasma is separated from the blood and either retained for the production of therapeutic proteins or filtered and returned to the blood as a treatment for various autoimmune disorders. We believe that the plasmapheresis market is growing and that new treatment methodologies based on blood filtration may lead to additional growth. We believe we are a leading supplier of extracorporeal therapeutic plasmapheresis membranes. Major manufacturers of plasmapheresis equipment include Asahi Kasei Medical Co., Ltd., Fresenius Medical Care AG, Gambro, Kuraray Company, Ltd. and Sorin Group Italia S.r.l.

Industrial and specialty filtration applications.

        We produce a wide range of membranes and membrane-based elements for micro- and ultrafiltration and gasification/degasification of liquids, covering a broad range of applications in the filtration market. According to Frost & Sullivan, the U.S. micro- and ultrafiltration membrane element market is approximately $1.2 billion and growing in excess of 8% annually. Market growth is being driven by several factors, including end-market growth in applications such as water treatment and pharmaceutical processing, displacement of conventional filtration media by membrane filtration due to membranes' superior cost and performance attributes and increasing purity requirements in industrial and other applications. We currently serve a variety of filtration end-markets, including water treatment, food and beverage processing and pharmaceutical, semiconductor and flat panel display manufacturing, and we are working closely with current and potential customers to develop innovative new products based on our technology and capabilities.

        The following are descriptions of certain of our industrial and specialty filtration products:

  •
  MicroPES® and DuraPES® are patented sulphonated polyethersulfone flat sheet microfiltration membranes with very high flow rates, broad chemical resistance and low protein binding, properties which are attractive to end-users who desire minimal absorption of their product. These membranes are primarily used in specialty filtration applications such as ultrapure water, cold sterile filtration of beverages, ultrapure chemicals for the electronics industry and pharmaceutical processing.

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

  •
  Liqui-Flux® membrane modules, based on our hollow fiber, polypropylene microfiltration and patented polyethersulfone ultrafiltration membranes, are used for potable water filtration, beverage processing, and prefiltration for reverse osmosis systems.

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

  •
  MicroModule® and MiniModule® membrane contractors are very small in-line degassing devices used to eliminate microbubbles in water, inks and other liquids. Typical applications include degassing water and other solutions used in laboratory, biotechnology and analytical testing equipment. Additionally, they are used for point of use ink degassing for ink jet printers.

        We believe, based on internal company estimates, that we are the world leader in membrane gasification/degasification for liquids, and, based on internal company estimates and independent industry research, that we are uniquely positioned as the leading independent supplier of polyethersulfone flat sheet membranes.

New product development

        We have focused our research and development efforts on developing products for new markets based on existing technologies and developing new process technologies to enhance existing businesses and allow entry into new businesses. We spent approximately $16.0 million (3% of our net sales), $13.1 million (3% of our net sales) and $12.1 million (3% of our net sales) in fiscal 2007, fiscal 2006 and fiscal 2005, respectively, on research and development.

        Our energy storage research and development is performed at technical centers at our facilities in Owensboro, Kentucky; Prachinburi, Thailand; Selestat, France; and Charlotte, North Carolina. Our separations media research and development is performed at technical centers at our facilities in Wuppertal, Germany and Charlotte, North Carolina. All of the products that we develop are subject to multiple levels of extensive and rigorous testing. The qualification of membrane separators for use in transportation and industrial applications, for instance, may require one or more years of testing by our staff and battery manufacturers.

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

        We typically seek to enter into supply contracts with our major customers. These contracts typically describe the volume and selling price and can last up to ten years. In addition, these contracts reflect our close collaborative relationships with our customers, which is driven by our customers' need to develop new separators and membranes directly with us.

        In fiscal 2007, net sales to our top five customers represented approximately 38% of our total net sales. Exide Technologies represented approximately 15% of our net sales in fiscal 2007.

Manufacturing and operations

  General

        We have manufacturing facilities in the major geographic markets of North America, Europe and Asia. We manufacture our lead-acid battery membrane separators at our facilities in Owensboro, Kentucky; Corydon, Indiana; Selestat, France; Norderstedt, Germany; Potenza, Italy; Prachinburi, Thailand; and Tianjin, China. On March 3, 2008, we acquired 100% of the stock of Microporous Holding Corporation, the parent company of Microporous Products L.P. ("Microporous"). Microporous has a production facility in Piney Flats, Tennessee and a new production facility in Feistritz, Austria that is scheduled to begin production in the second quarter of 2008. We manufacture our lithium battery membrane separators at our facility in Charlotte, North Carolina, and have a finishing operation at our facility in Shanghai, China. We manufacture our healthcare membranes and industrial and specialty filtration membranes and membrane modules at facilities in Wuppertal and Obernberg, Germany and Charlotte, North Carolina.

        In fiscal 2007, fiscal 2006 and fiscal 2005, we generated sales from customers outside the United States of approximately 83%, 81%, and 74%, respectively. We typically sell our products in the currency of the country in which the products are manufactured rather than the local currency of our customers.

        Our manufacturing facilities in North America accounted for 36% of total sales for fiscal 2007, with facilities in Europe accounting for 52% and facilities in Asia accounting for 12%. Our foreign operations are subject to certain risks that could materially affect our sales, profits, cash flows and financial position. These risks include fluctuations in foreign currency exchange rates, inflation, economic or political instability, shipping delays, changes in applicable laws and regulatory policies and various trade restrictions, all of which could have a significant impact on our ability to deliver products on a competitive and timely basis. The future imposition of, or significant increases in the level of, customs duties, import quotas or other trade restrictions could also have a material adverse effect on our business, financial condition and results of operations.

  Manufacturing processes

        All of our membrane manufacturing processes involve an extrusion process. To produce our flat sheet and hollow fiber membranes, we use one of three basic membrane processes that begin with an extrusion step. These include phase separation (thermally-induced, solvent-induced, or reaction-induced), "dry stretch", and composite extrusion/extraction processes. Each process, and its resulting product properties, is well suited to the various membrane requirements for our target markets. To produce Liqui-Cel® membrane contactors and Liqui-Flux® membrane modules, hollow fibers are bonded together into a cartridge form by extruding either a polyolefin resin or using an epoxy or polyurethane adhesive before final assembly into a finished module.

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

        Similar to our Daramic® product, we begin the manufacture of lithium battery separators with an extrusion step. However, no solvents or other additives are used in conjunction with the polymer at extrusion (hence the "dry stretch" process description). The same "dry stretch" process is used for producing patented CELGARD® flat sheet monolayer and trilayer separators. Membrane microporosity is created during a thermal stretching process. Some special coated and non-woven laminate products are also manufactured for specialty battery and other applications.

        Hemodialysis, blood oxygenation, plasmapheresis and filtration membranes.    Membranes for hemodialysis, blood oxygenation, plasmapheresis, and filtration are produced using phase separation processes. For these phase separation processes, the polymer spinning solution is prepared by dissolving the polymer in a solvent prior to extrusion. A porous membrane is formed by separating the solvent and polymer phases using temperature (thermally-induced), or a "non-solvent" (solvent-induced), and then the solvent phase is extracted and the porous polymer membrane is dried. For the blood oxygenation market and certain filtration markets, hollow fiber and flat sheet membranes are also produced using our "dry stretch" process. We rely on the molecular behavior of semi-crystalline polymers (polyolefins) to create the microporous structure. By controlling the extrusion process under which the film or fiber is formed, we create a crystalline structure that allows the formation of microvoids in a subsequent stretching step. Although we use different equipment for the flat sheet and fiber products, the operating conditions of temperature, stress, and line speed are similar for both. After extrusion, our products can be stored or immediately processed on annealing and stretching lines that create the final porous form.

Competition

        Our markets are highly competitive. Within our energy storage segment, our primary competitors in the market for membrane separators used in lead-acid batteries for transportation and industrial applications are Entek International LLC ("Entek") in North America and Europe and Nippon Sheet Glass Co., Ltd. in Japan. In addition, we have a number of smaller competitors in South Korea, Indonesia, China, and North America. We also compete with Asahi Kasei Chemicals Corporation, Tonen Chemical Corporation (a subsidiary of ExxonMobil) and Ube Industries Limited as well as a number of smaller competitors elsewhere in Asia in the market for membrane separators used in lithium batteries.

        Within our separations media segment, we compete primarily with Asahi Kasei Medical Co., Ltd., Fresenius Medical Care, Gambro AG and Toyobo Co. Ltd. for membranes used in dialysis. In addition, we compete primarily with Terumo Medical Corp. in the blood oxygenation market and Asahi Kasei Medical Co., Ltd. and Fresenius Medical Care in the plasmapheresis market. Also within our separations media segment, our industrial and specialty filtration business competes across multiple markets and applications; principal competitors include Dainippon Ink and Chemicals, Inc., Koch Membrane Systems (a division of Koch Industries), Norit B.V., Millipore Corporation and Pall Corporation. Product innovation and performance, quality, service, utility and cost are the primary competitive factors, with technical support being highly valued by the largest customers. We believe that we are well positioned in our end-markets for the reasons set forth under "—Competitive strengths" above.

Raw materials

        We employ a global purchasing strategy to achieve pricing leverage on our purchases of major raw materials. The major polyethylene and polypropylene resins we use are specialized petroleum-based products that are less affected by commodity pricing cycles than other petroleum-based products. In the event of future price increases for these major raw materials, we believe that we will generally be able to pass these increases on to our customers. The primary raw materials we use to manufacture most of our products are polyethylene and polypropylene resins, silica, paper, and oil. Our major supplier of polyethylene resins is Ticona LLC and our major suppliers of polypropylene resins are Total Petrochemicals USA, Inc., Performance Polymers, Inc. and Bamberger Polymers, Inc. Our major suppliers of silica are PPG Industries, Inc. and Degussa A.G.., while our major suppliers of oil are Calumet Lubricants, ExxonMobil Lubricants (a subsidiary of Exxon Mobil), Shell Chemical LP and Shell Company of Thailand (subsidiaries of Royal Dutch/Shell).

        We believe that the loss of any one or more of our suppliers would not have a long-term material adverse effect on us because other manufacturers with whom we conduct business or have conducted business in the past would be able to fulfill our requirements. However, the loss of one of our key suppliers could, in the short term, adversely affect our business until we secure alternative supply arrangements. In addition, we cannot assure you that any new supply arrangements we enter into will have terms as favorable as those contained in current supply arrangements. We have never experienced any significant disruptions in supply as a result of shortages in raw materials.

Employees

        At December 29, 2007, we had approximately 1,800 employees worldwide. Hourly employees at seven of our 11 facilities are unionized and account for approximately 53% of our total employees. These facilities were unionized prior to our ownership; no facility has been unionized under our ownership. We have historically had good relationships with our unions, with no occurrences of any work stoppages. The following summarizes those employees represented by unions as of December 29, 2007:

Location	Number of unionized employees	% of total	Date of contract renegotiation
Corydon, Indiana	83	77	January 2010
Obernberg, Germany	20	77	Annual
Owensboro, Kentucky	174	67	April 2008
Potenza, Italy	137	100	February 2010
Selestat, France	146	79	June 2010
Wuppertal, Germany	360	88	Annual
Norderstedt, Germany	44	83	Annual

Total	964

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

        We have conducted some cleanup of on-site releases at some facilities and we will be conducting additional cleanups of on-site contamination at other facilities under regulatory supervision or voluntarily. Costs for such work and related measures (such as eliminating sources of contamination) could be substantial, particularly at our Wuppertal, Germany and Potenza, Italy facilities. We have established reserves for environmental liabilities of approximately $29.2 million as of December 29, 2007. However, we do not anticipate that the remediation activities will disrupt operations at our facilities or have a material adverse effect on our business, financial condition or results of operations. In addition, we have asserted claims under an indemnity from Akzo Nobel N.V., the prior owners of Membrana. The indemnity is expected to provide indemnification of a substantial percentage of anticipated environmental costs at Wuppertal. The amount receivable under the indemnification agreement at December 29, 2007 was $20.0 million. To date we have not had any significant disagreement with Akzo Nobel N.V. over its environmental indemnity obligations to us.

Intellectual property rights

        We consider our patents and trademarks, in the aggregate, to be important to our business and seek to protect this proprietary know-how in part through United States and foreign patent and trademark registrations. Individually, however, no individual patent is material to our business, and the expiration or invalidation of any one patent would not have a material impact on our business. We own approximately 115 patents and patent applications relating to our membrane and module technologies.

The term of each of our U.S. patents depends on when the patent application was filed. A patent will expire either 20 years from the date the application was filed, or 17 years from the date of issuance.

        In general, trademarks are valid as long as they are in use and/or their registrations are properly maintained, and trademark registrations can generally be renewed indefinitely so long as the marks are in use. Some of our registered marks include CELGARD®, Liqui-Cel®, Daramic® and PUREMA®.

        In addition, we maintain certain trade secrets for which, in order to maintain the confidentiality of such trade secrets, we have not sought patent protection. Our company policies require our employees to assign their intellectual property rights to us and to treat all technology as our confidential information.

        We have granted security interests or liens on some of our patents to financial institutions, including to lenders under our senior secured credit facilities.

        If we fail to adequately protect our intellectual property rights, competitors may manufacture and market products similar to ours. The loss of protection for our intellectual property could reduce the market value of our products, reduce product sales, and lower our profits or impair our financial condition. See "Item 1A. Risk factors—Risks relating to our business—If we are unable to adequately protect our intellectual property, we could lose a significant competitive advantage."

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

        The markets in which we sell our products are highly competitive. Many of these markets require highly specialized products that are time and cost intensive to design and develop. In addition, innovative products, quality, service, utility, cost and technical support are the primary competitive factors in the separation and filtration membrane industry. Some of our competitors are much larger companies that have greater financial, technological, manufacturing and marketing resources than we do. Many of these competitors are also better established as suppliers to the markets that we serve. As a result, a reduction in overall demand or increased costs to design and produce our products within these markets would likely further increase competition between us and other producers of membranes. This increased competition could cause us to reduce our prices, which could lower our profit margins and impair our ability to grow our business year after year.

We must continue to invest significant resources in developing innovative products in order to maintain a competitive edge in the highly specialized markets in which we operate.

        Our continued success depends, in part, upon our ability to maintain our technological capabilities and to continue to identify, develop and commercialize innovative products for the separation and filtration membrane industry. For example, products for some consumer electronics applications have a short lifecycle and require constant development. If we fail to continue to develop products for those markets or keep pace with technological developments by our competitors generally, we may lose market share which could result in reduced sales and impair our financial condition.

The loss of large volume customers could impact our sales and our profits.

        Our products are often sold to a relatively small number of large volume customers. For example, one of our customers, Exide Technologies, represented approximately 15% of our net sales in fiscal 2007. As a result, a decrease in business from, or the loss of, large volume customers such as Exide could impact our sales and our profits.

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

        The primary raw materials we use in the manufacture of most of our products are polyethylene and polypropylene resins, silica, paper and oil. In fiscal 2007, raw materials accounted for approximately 35% of our cost of sales. Although our major customer contracts generally allow us to pass increased costs on to our customers, we may not be able to pass on all raw material price increases to our customers in each case or without delay. The loss of any of our key suppliers could disrupt our business until we secure alternative supply arrangements. Furthermore, any new supply agreement we enter into may not have terms as favorable as those contained in our current supply arrangements.

Our substantial indebtedness could harm our ability to react to changes in our business or to market developments and prevent us from fulfilling our obligations under our indebtedness.

        We have incurred a significant amount of indebtedness. As of December 29, 2007, our consolidated indebtedness, including our capital lease obligation, is approximately $822.8 million. For fiscal 2007, our interest expense was $80.5 million, which includes interest expense on our 10.50% senior discount notes, which we repurchased in July 2007.

        Our substantial level of indebtedness, as well as any additional borrowings we may make under the unused portions of the senior secured credit facilities, increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our substantial debt could increase our vulnerability to general economic downturns and adverse competitive and industry conditions by limiting our flexibility to plan for, or to react to, changes in our business and in the industry in which we operate. This limitation could place us at a competitive disadvantage compared to competitors that have less debt and more cash to insulate their operations from market downturns and to finance new business opportunities.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

        At December 29, 2007, we had variable rate debt of approximately $373.1 million. In January 2008, we entered into two interest rate swap agreements with notional principal amounts totaling $250.0 million. The swap agreement with a notional amount of $50.0 million effectively fixes the interest rate on that amount of debt at 5.5765% and expires on June 30, 2009. The swap agreement with a notional amount of $200.0 million effectively fixes the interest rate on that amount of debt at 5.5355% and expires on December 31, 2009. An interest rate increase would result in an increase in interest expense. Our earnings may not be sufficient to allow us to meet any such increases in interest rate expense and to pay principal and interest on our debt and meet our other obligations. If we do not have sufficient earnings, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell more securities, none of which we can guarantee we will be able to do.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

        Our ability to make payments on and to refinance our indebtedness and to fund our operations will depend on our ability to generate cash in the future. However, our business may not generate sufficient cash flow from operations for a variety of reasons, including those mentioned elsewhere in this "Risk factors" section. Without sufficient cash flow, future borrowings may not be available to us under the senior secured credit facilities in amounts sufficient to enable us to service our indebtedness or to fund our other liquidity or capital needs. If we cannot generate sufficient cash to service our debt, we will have to take such actions as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional equity capital. Any of these actions may not be effected on commercially reasonable terms, or at all. In addition, the indenture for the 8 3/4% senior subordinated notes and the credit agreement for the senior secured credit facilities may restrict us from adopting any of these alternatives.

The terms of the senior secured credit facilities and the indenture related to the 8 3/4% senior subordinated notes may restrict our current and future operations, particularly our ability to respond to market changes or to take certain actions.

        The senior secured credit facilities and the indenture related to the 8 3/4% senior subordinated notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. For example, the senior secured credit facilities include covenants restricting, among other things, our ability to incur, assume or permit to exist additional indebtedness or guarantees; engage in mergers, acquisitions and other business combinations; or amend or otherwise alter terms of our indebtedness, including the 8 3/4% senior subordinated notes, and other material agreements. The senior secured credit facilities also include financial covenants requiring that we maintain a maximum senior leverage ratio at all times when loans or letters of credit are outstanding under the new revolving credit facility.

        The indenture related to the 8 3/4% senior subordinated notes also contains numerous negative covenants including, among other things, restrictions on our ability to: incur or guarantee additional debt; issue preferred stock of restricted subsidiaries; pay dividends or make other equity distributions; or purchase or redeem capital stock.

        A breach of any of these covenants or the inability to comply with financial covenants could result in a default under the senior secured credit facilities or the 8 3/4% senior subordinated notes. If any such default occurs, the lenders and the holders of the 8 3/4% senior subordinated notes may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders also have the right in these circumstances to terminate any commitments they have to provide further borrowings and to proceed against all collateral granted to them to secure the debt. If collateral (such as available cash) is repossessed by the lenders or holders of the 8 3/4% senior subordinated notes, we will be unable to access the capital and other resources necessary to operate our business, and we could incur immediate and significant losses.

Because a majority of our employees are represented under collective bargaining agreements, any employee slowdowns, strikes or failure to renew our collective bargaining agreements could disrupt our business.

        Approximately 53% of our employees are represented under collective bargaining agreements. A majority of those employees are located in Italy, France and Germany and are represented under industry-wide agreements that are subject to national and local government regulations. Many of these collective bargaining agreements must be renewed annually. Labor unions also represent our employees in Owensboro, Kentucky and Corydon, Indiana. The collective bargaining agreement covering the workers at the Owensboro facility expires in April 2008 and the agreement covering workers at the Corydon facility expires in January 2010. We may not be able to maintain constructive relationships with these labor unions. We may not be able to successfully negotiate new collective bargaining agreements on satisfactory terms in the future. The loss of a substantial number of these employees or a prolonged labor dispute could disrupt our business. Any such disruption could in turn reduce our sales, increase our costs to bring products to market and result in significant losses.

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

        Our manufacturing facilities in North America accounted for 36% of total net sales for fiscal 2007, with facilities in Europe accounting for 52% and facilities in Asia accounting for 12%. Typically, we sell our products in the currency of the country where the manufacturing facility that produced the products is located. In addition, as part of our growth and acquisition strategy, we may expand our operations in these or other foreign countries. Our foreign operations are, and any future foreign operations will be, subject to certain risks that are unique to doing business in foreign countries. These risks include fluctuations in foreign currency exchange rates, inflation, economic or political instability, shipping delays, changes in applicable laws and regulatory policies and various trade restrictions. All of these risks could have a negative impact on our ability to deliver products to customers on a competitive and timely basis. This could reduce or impair our sales, profits, cash flows and financial position. The future imposition of, or significant increases in the level of, customs duties, import quotas or other trade restrictions could also increase our costs and reduce our profits.

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

        We anticipate additional investigations and clean-ups of on-site contamination under regulatory supervision or voluntarily at some of our sites. In addition, the imposition of more stringent clean-up requirements, the discovery of additional contaminants or the discovery of off-site contamination at or from one or more of our facilities could result in significant additional costs to us.

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

Our past restructuring activities could have an adverse impact on our financial condition.

        On August 24, 2006, in response to a significant decline in demand for cellulosic hemodialysis membranes driven by a shift in industry demand toward synthetic membranes, we decided to exit the production of cellulosic membranes and realign the cost structure at our Wuppertal, Germany facility. We incurred $37.0 million in restructuring charges in 2006. We also engaged in restructuring activities and incurred restructuring charges of $8.7 million in 2005. Our cost reduction measures have previously included the closure of facilities, employee layoffs and the relocation of assets and operations. The timing, scope and costs of any past restructuring plans are subject to change. As a result, our past restructuring activities could disrupt our business and have an adverse impact on our financial condition.

We have recorded a significant amount of intangible assets, which may never generate the returns we expect.

        As a result of our acquisitions, our net identifiable intangible assets at December 29, 2007 were approximately 12% of our total assets. Such assets include trademarks and trade names, license agreements and technology acquired in acquisitions. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, was approximately 40% of our total assets at December 29, 2007. Goodwill and identifiable intangible assets are recorded at fair value on the date of acquisition and, under FASB Statement No. 142, Goodwill and Other Intangible Assets, are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, and adverse changes in applicable laws or regulations. We may never realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets would reduce our profits for the fiscal period in which the write-off occurs.

Our operations are vulnerable to interruption or loss due to natural disasters, epidemics, terrorist acts and other events beyond our control, which could adversely affect our business.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate headquarters are located in leased office space in Charlotte, North Carolina. Our manufacturing facilities are strategically located to serve our customers globally:

Location(1)	Floor area (sq. ft.)	Business segment	Certification
Owensboro, Kentucky(5)	277,000	Energy Storage	ISO 14001, ISO 9001
Corydon, Indiana(5)	161,000	Energy Storage	ISO 14001, ISO 9001
Selestat, France	110,000	Energy Storage	ISO 14001, ISO 9001
Norderstedt, Germany	124,000	Energy Storage	ISO 14001, ISO 9001
Potenza, Italy	143,000	Energy Storage	ISO 14001, ISO 9001
Prachinburi, Thailand	42,000	Energy Storage	ISO 14001, ISO 9001
Charlotte, North Carolina(5)	142,000	Energy Storage and Separations Media	ISO 14001, ISO 9001
Shanghai, China(2)	29,000	Energy Storage	ISO 14001, ISO 9001
Wuppertal, Germany	1,503,000	Separations Media	—
Obernberg, Germany(2)	23,000	Separations Media	ISO 9001
Tianjin, China(3)	47,000	Energy Storage	—
Piney Flats, Tennessee(4)	121,000	Energy Storage	ISO 9001
Feistritz, Austria(4)	52,000	Energy Storage	—

(1)
Excludes leased sales offices in Shanghai, China; Tokyo, Japan; Seoul, Korea; and Sao Paulo, Brazil.

(2)
Polypore owns the equipment and leases the facility.

(3)
In 2007, we acquired a 60% share in this facility.

(4)
On March 3, 2008, we acquired these facilities as part of our purchase of the stock of Microporous Holding Corporation, the parent company of Microporous Products L.P.

(5)
These domestic facilities serve as collateral under the senior secured credit facilities.

        Between the existing capacity at the facilities listed in the table above, planned productivity gains and planned capital expenditures for fiscal 2008, we believe we will have sufficient capacity available to meet our needs for fiscal 2008.

Item 3.    Legal Proceedings

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

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "PPO" and has been traded on the NYSE since our initial public offering on June 28, 2007. Warburg Pincus, directly or indirectly, owns 62.8% of our common stock. As of February 22, 2008, there were approximately 4,300 holders of our common stock, representing primarily persons whose stock is held in nominee or "street name" accounts through brokers.

        We did not declare or pay any dividends on our common stock in fiscal 2007, and we do not expect to pay any such dividends in 2008. The indenture relating to our 8 3/4% senior subordinated notes and our senior secured credit facility restrict or limit our ability to among other things, declare dividends, make payments on or redeem or repurchase capital stock.

        The low and high sales prices for the Company's common stock for each full quarterly period after our initial public offering on June 28, 2007 were as follows:

	Third Quarter	Fourth Quarter
2007	$12.15–$19.14	$13.67–$18.60

Performance Graph

        The following graph compares the total shareholder return of our common stock for the periods indicated with the total return of the Russell 2000 Index and the Standard & Poor's Index of Industrial Machinery Companies ("S&P Industrial Machinery Index"). The graph assumes $100 invested on June 28, 2007 (the date of our initial public offering) in the Company, the Russell 2000 Index and the S&P Industrial Machinery Index. Total return represents stock price changes and assumes the reinvestment of dividends.

	6/28/07	6/30/07	7/31/07	8/31/07	9/30/07	10/31/07	11/30/07	12/31/07
Polypore International Inc	100.00	97.45	102.05	79.03	77.98	95.17	96.56	97.06
Russell 2000	100.00	98.54	91.80	93.88	95.49	98.23	91.18	91.12
S&P Industrial Machinery	100.00	102.11	100.20	103.42	107.42	105.19	104.15	103.17

Item 6.    Selected Financial Data

        The following table presents selected historical consolidated financial data of Polypore International for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 (Successor), the period from May 2, 2004 through January 1, 2005 (Successor), the period from January 4, 2004 through May 1, 2004 (Predecessor) and the year ended January 3, 2004 (Predecessor). The selected historical consolidated financial data has been derived from Polypore International's audited consolidated financial statements.

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

	Successor				Predecessor
Statement of operations data (in millions, except share data):	Fiscal year 2007	Fiscal year 2006	Fiscal year 2005	Period from May 2, 2004 to January 1, 2005	Period from January 4, 2004 to May 1, 2004	Fiscal year 2003
Net sales	$537.1	$479.7	$432.5	$311.1	$179.3	$441.1

Gross profit	197.6	164.9	150.2	85.2	69.1	155.4
Selling, general and administrative expenses	94.1	87.9	75.5	50.2	24.9	69.7
Business restructuring	(0.9)	37.0	8.7	13.9	—	—
Change in accounting principle related to postemployment benefits	—	(2.6)	—	—	—	—
In process research and development	—	—	—	5.3	—	—
Other	—	—	—	—	(1.5)	—

Operating income	104.4	42.6	66.0	15.8	45.7	85.7
Interest expense, net	81.0	92.3	82.0	42.1	6.0	21.5
Costs related to purchase of 10.50% senior discount notes	30.1	—	—	—	—	—
Write-off of loan acquisition costs associated with refinancing of senior secured credit facilities	7.2	—	—	—	—	—
Foreign currency and other	1.6	3.2	(4.4)	1.7	0.5	2.4
Unrealized gain on derivative instrument	—	—	—	—	(1.3)	(2.3)

Income (loss) before income taxes	(15.5)	(52.9)	(11.6)	(28.0)	40.5	64.1
Income taxes	(16.0)	(23.1)	(8.7)	(8.7)	13.7	18.8

Income (loss) before the cumulative effect of a change in accounting principle	0.5	(29.8)	(2.9)	(19.3)	26.8	45.3
Cumulative effect of change in accounting principle, net of income taxes	—	0.2	—	—	—	—

Net income (loss)	0.5	(29.6)	(2.9)	(19.3)	26.8	45.3
Redeemable preferred stock dividends	—	—	—	—	(0.4)	(1.2)

Net income (loss) applicable to common stock	$0.5	$(29.6)	$(2.9)	$(19.3)	$26.4	$44.1

Cash dividends declared per common share	$—	$—	$—	$1.87	$—	$—

Net income (loss) per common share—basic and diluted(1)(2)	$0.02	$(1.17)	$(0.12)	$(0.76)	$170.29	$284.06
Weighted average shares outstanding:
Basic(1)(2)	32,942,214	25,313,130	25,271,252	25,250,613	155,086	155,086
Diluted(1)(2)	33,237,230	25,313,130	25,271,252	25,250,613	155,086	155,086

(1)
For the predecessor periods, represents historical amounts of our predecessor and wholly owned subsidiary, Polypore, Inc., without giving effect to the stock split in connection with our initial public offering

(2)
For the successor periods, the weighted average shares outstanding have been adjusted to give effect for the stock split of 147.422-for-one on June 25, 2007.

	Successor				Predecessor
Balance sheet data (at end of period) (in millions):	Fiscal year 2007	Fiscal year 2006	Fiscal year 2005	Fiscal year 2004	Fiscal year 2003
Total assets	$1,429.0	$1,389.9	$1,364.6	$1,490.8	$730.6
Total debt and capital lease obligations, including current portion	822.8	1,048.9	1,002.8	1,065.3	284.1
Redeemable preferred stock and cumulative dividends payable	—	—	—	—	16.2
Shareholders' equity	335.3	69.7	93.3	105.9	189.8

	Successor				Predecessor
Other financial data (in millions):	Fiscal year 2007	Fiscal year 2006	Fiscal year 2005	Period from May 2, 2004 to January 1, 2005	Period from January 4, 2004 to May 1, 2004	Fiscal year 2003
Depreciation and amortization	$48.9	$60.2	$54.1	$33.7	$15.2	$38.7
Capital expenditures	29.8	24.0	13.0	9.9	5.5	33.8
Net cash provided by (used in):
Operating activities	69.3	50.0	64.2	21.0	28.9	56.5
Investing activities	(35.3)	(23.9)	(13.0)	(877.2)	(3.6)	(33.8)
Financing activities	(40.4)	(3.0)	(52.8)	849.8	(7.4)	(28.3)

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

Overview

        We are a leading global high technology filtration company that develops, manufactures and markets specialized microporous membranes used in separation and filtration processes. In fiscal 2007, we generated total net sales of $537.1 million and net income of $0.5 million. We operate in two business segments: (i) the energy storage segment, which accounted for approximately 71% of our fiscal 2007 net sales; and (ii) the separations media segment, which accounted for approximately 29% of our fiscal 2007 net sales. We manufacture our products at facilities in North America, Europe and Asia. Net sales from foreign locations were approximately $349.4 million for fiscal 2007.

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

        Lithium batteries are the power source in a wide variety of electronics applications ranging from laptop computers and mobile phones to power tools. In addition, many new applications, such as consumer power tools and electric bikes and developing applications such as hybrid electric vehicles incorporate large-format batteries that require much greater membrane separator volume per battery. As a result, we believe that membrane separator growth will exceed battery unit sales growth. In

September 2007, we started a lithium battery separator capacity expansion at our Charlotte, North Carolina facility to be completed in 2008.

        In the motor vehicle battery market, the high proportion of aftermarket sales and the steady growth of the worldwide fleet of motor vehicles provide us with a growing, recurring revenue base in lead-acid battery membrane separators. We believe we will also benefit from the worldwide conversion of alternative separator materials to the higher-performance polyethylene-based membrane separators such as those we produce. Growth is strongest in the Asia-Pacific region as a result of increasing per capita penetration of automobiles, growth in the industrial and manufacturing sectors, and a high rate of conversion to polyethylene-based membrane separators. We have positioned ourselves to benefit from this growth by expanding capacity at our Prachinburi, Thailand facility, acquiring a 60% share in a production facility in Tianjin, China and establishing an Asian Technical Center in Thailand. In September 2007, we started an additional capacity expansion at our Prachinburi, Thailand facility to be completed by the end of 2008. The initial expansion of the Thailand facility occurred as part of larger restructuring activities. In 2005, we closed our Austrian lead-acid battery separator facility, downsized our German facility and transferred certain assets from these facilities to our facility in Thailand.

        On March 3, 2008, we purchased 100% of the stock of Microporous Holding Corporation, the parent company of Microporous Products L.P. ("Microporous"). The acquisition of Microporous adds rubber-based battery separator technology to our product line. This acquisition broadens our participation in the deep-cycle industrial battery market (e.g., golf cart and stationary batteries), adds to our membrane technology portfolio and product breadth, enhances service to common customers and adds cost-effective production capacity. The acquisition was funded with a combination of cash, assumption of debt and borrowings under our existing credit facility.

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

        We produce a wide range of membranes and membrane-based elements for micro- and ultrafiltration and gasification/degasification of liquids. Micro-, ultra- and nanofiltration membrane element market growth is being driven by several factors, including end-market growth in applications such as water treatment and pharmaceutical processing, displacement of conventional filtration media by membrane filtration due to membranes' superior cost and performance attributes and increasing purity requirements in industrial and other applications.

        In separations media, we engaged in certain restructuring activities in 2006 in response to changing customer, industry and market demands. In 2005 and 2006, we experienced a significant decline in demand for cellulosic hemodialysis membranes, primarily driven by a shift in industry demand toward higher performing synthetic membranes. In 2006, we ceased production of cellulosic hemodialysis membranes and realigned the cost structure of our separations media segment at our Wuppertal, Germany facility.

        On May 13, 2004, Polypore International, Inc., through a wholly owned subsidiary, purchased the outstanding capital stock of Polypore Inc. ("Polypore"). The aggregate purchase price, including acquisition related costs, was approximately $1.15 billion in cash. In connection with the acquisition, Polypore obtained a new credit facility, issued 8.75% senior subordinated notes and received equity contributions from its shareholders. These net proceeds were used to pay the net purchase price to the existing shareholders, repay all outstanding indebtedness under Polypore's existing credit facility and pay transaction related fees and expenses. These events are hereinafter referred to as the "2004 Transactions".

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

        In July 2007, we used the proceeds from the initial public offering and cash on hand to purchase and retire our outstanding 10.50% senior discount notes and pay other offering related costs of $3.1 million. The purchase of the notes was accomplished by a tender offer and subsequent redemption of the notes not tendered. The total purchase price of the notes was $293.7 million, consisting of principal of $264.1 million and tender and redemption premiums of $29.5 million. As a result of the purchase of the notes, we incurred a $30.1 million charge to income, which was comprised of redemption and tender premiums of $29.5 million and the write-off of unamortized loan acquisition costs of $0.5 million.

        On July 3, 2007, we refinanced Polypore's senior secured credit facility with a new senior secured credit facility. The new credit facility provides for a $322.9 million term loan facility and a €35.0 million term loan facility ($47.1 million at July 3, 2007) and a $90.0 million revolving credit facility. No amounts were outstanding under the revolving credit facility at December 29, 2007. The term loans mature in July 2014 and the revolving credit facility matures in July 2013. In connection with the refinancing, we capitalized loan acquisition costs of approximately $8.7 million and wrote-off loan acquisition costs of $7.2 million associated with the previous senior secured credit facility.

        On July 31, 2007, Polypore merged with and into Polypore International, and Polypore International assumed all of Polypore's obligations, including the senior secured credit facility and the 8.75% senior subordinated notes.

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

  Impairment of intangibles and goodwill

        Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangible assets are not amortized, but are subject to an annual impairment test based primarily on a discounted cash flow analysis. A discounted cash flow analysis requires various judgmental assumptions including assumptions about future cash flows and discount rates. The assumptions about future cash flows are based on our financial and strategic plans and industry conditions. The discount rate assumptions used in the fair value estimates are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. The determination of whether or not goodwill has become impaired involves judgment in the assumptions underlying the approach used to determine the value of our reporting segment. Changes in our strategy or market conditions could impact these judgments and require adjustments to recorded amounts of intangible assets. A 1% decrease in the estimated free cash flow assumptions would have resulted in a reduction in fair values of approximately $12.1 million for our energy storage segment and $6.1 million for our separations media segment. A 1% increase in the discount rate would have resulted in a reduction in fair values of $135.8 million for our energy storage segment and $72.1 million for our separations media segment. None of these changes would have resulted in an impairment charge to goodwill or intangible assets.

  Pension and other postretirement benefits

        Certain assumptions are used in the calculation of the actuarial valuation of our defined benefit pension plans and other postretirement benefits. Two critical assumptions, discount rate and expected return on assets, are important elements of plan expense and/or liability measurement and differences between actual results and these two actuarial assumptions can materially affect our projected benefit obligation or the valuation of our plan assets. Other assumptions involve demographic factors such as retirement, expected increases in compensation, mortality and turnover. The discount rate enables us to state expected future cash flows at a present value on the measurement date. The discount rate assumptions are based on the market rate for high quality fixed income investments, and are thus subject to change each year. At December 29, 2007, a 1% decrease in the discount rate would increase our projected benefit obligations and the unfunded status of our pension plans by approximately $14.5 million. The expected rates of return on our pension plans' assets are based on the asset allocation of each plan and the long-term projected return of those assets. At December 29, 2007, if the expected long-term rate of return on pension plan assets were reduced by 1%, the unfunded status of our pension plans would increase by approximately $0.8 million.

  Environmental matters

        In connection with the 2004 Transactions, we identified and accrued for potential environmental contamination at our manufacturing facility in Potenza, Italy. In connection with the acquisition of Membrana GmbH ("Membrana") in 2002, we recorded a reserve for environmental obligations for costs to remediate known environmental issues and operational upgrades as a matter of good manufacturing practices or in order to remain in compliance with local regulations.

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

        We have indemnification agreements for certain environmental matters from Acordis A.G. ("Acordis") and Akzo Nobel N.V. ("Akzo"), the prior owners of Membrana. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. We have recorded a receivable with regard to the Akzo indemnification agreement. If indemnification claims cannot be enforced against Acordis and Akzo, we may be required to reduce the amount of indemnification receivable recorded.

Results of operations

        The following table sets forth, for the periods indicated, certain historical operating data of Polypore International in amount and as a percentage of net sales (in millions):

	Fiscal Year
(in millions)	2007	2006	2005
Net sales	$537.1	$479.7	$432.5

Gross profit	197.6	164.9	150.2
Selling, general and administrative expenses	94.1	87.9	75.5
Business restructuring	(0.9)	37.0	8.7
Change in accounting principle related to postemployment benefits	—	(2.6)	—

Operating income	104.4	42.6	66.0
Interest expense, net	81.0	92.3	82.0
Costs related to purchase of 10.50% senior discount notes	30.1	—	—
Write-off of loan acquisition costs associated with refinancing of senior secured credit facilities	7.2	—	—
Foreign currency and other	1.6	3.2	(4.4)

Loss before income taxes and the cumulative effect of a change in accounting principle	(15.5)	(52.9)	(11.6)
Income taxes	(16.0)	(23.1)	(8.7)
Cumulative effect of a change in accounting principle, net of income taxes	—	0.2	—

Net income (loss)	$0.5	$(29.6)	$(2.9)

	Fiscal Year
(percent of sales)	2007	2006	2005
Net sales	100.0%	100.0%	100.0%

Gross profit	36.8	34.4	34.7
Selling, general and administrative expenses	17.5	18.3	17.5
Business restructuring	(0.1)	7.7	2.0
Change in accounting principle related to postemployment benefits	—	(0.5)	—

Operating income	19.4	8.9	15.2
Interest expense, net	15.1	19.2	19.0
Costs related to purchase of 10.50% senior discount notes	5.6	—	—
Write-off of loan acquisition costs associated with refinancing of senior secured credit facilities	1.3	—	—
Foreign currency and other	0.3	0.7	(1.0)

Loss before income taxes and the cumulative effect of a change in accounting principle	(2.9)	(11.0)	(2.8)
Income taxes	(3.0)	(4.8)	(2.0)
Cumulative effect of a change in accounting principle, net of income taxes	—	0.0	—

Net income (loss)	0.1%	(6.2)%	(0.8)%

  Fiscal 2007 compared with fiscal 2006

        Net sales.    Net sales for fiscal 2007 were $537.1 million, an increase of $57.4 million, or 12.0%, from fiscal 2006. Energy storage net sales for fiscal 2007 were $381.8 million, an increase of $38.8 million, or 11.3%, from fiscal 2006. The increase in energy storage sales was primarily due to higher lead-acid and lithium battery separator sales volume, higher average sales prices for lead-acid battery separators and the $11.9 million positive impact of dollar/euro exchange rate fluctuations. Lead-acid separator sales growth of 11.6% was driven by the increasing size of the automotive market and the trend of conversion from alternative separator materials to superior performing polyethylene-based separators, particularly in Asia. Average sales prices increased due to global price increases implemented to offset higher raw material and energy costs. Lithium battery separator sales increased by 10.3% due to increased demand for consumer electronic products and expanding applications for lithium batteries. This growth was achieved despite a fire at a customer facility on September 30, 2007, which limited lithium battery separator sales during the three months ended December 29, 2007. The fire was unrelated to us, and we are currently pursuing a business interruption insurance recovery. The customer resumed limited production in November 2007 and is expected to continue ramping up production to normal levels by the end of the first quarter of 2008.

        Separations media net sales for fiscal 2007 were $155.3 million, an increase of $18.6 million, or 13.6%, from fiscal 2006 due to higher sales of industrial and specialty filtration products and hemodialysis membranes. Included in this increase was a $9.9 million positive impact of dollar/euro exchange rate fluctuations. Healthcare product sales increased by 9.7% due to strong growth in sales of synthetic hemodialysis membranes combined with the positive impact of dollar/euro exchange rate fluctuations, offset by the expected decline in sales of cellulosic hemodialysis membranes due to our exit of this product line. Filtration and specialty product sales increased by 22.3%, driven by continued strong demand for high performance filtration applications and the positive impact of dollar/euro exchange rate fluctuations.

        Gross Profit.    Gross profit as a percent of net sales was 36.8% for fiscal 2007, as compared to 34.4% for fiscal 2006. Energy storage gross profit as a percent of net sales was 38.7% for the fiscal 2007, which was comparable to the prior year percentage of 38.6%. Separations media gross profit as a percent of net sales increased to 32.1% for fiscal 2007 from 23.7% for fiscal 2006. The increase in separations media gross profit percentage is due primarily to the successful transformation of our hemodialysis membrane business from cellulosic to synthetic products, investments to enhance production efficiencies and growth in our high performance filtration business.

        Selling, general and administrative expenses.    Selling, general and administrative expenses as a percent of net sales were 17.5% for fiscal 2007, as compared to 18.3% for fiscal 2006. The increase in selling, general and administrative expenses is due to increased costs strategically aimed at driving growth, including selling and marketing costs and personnel costs.

        Interest expense.    Interest expense for fiscal 2007 decreased by $11.3 million from fiscal 2006. The decrease in interest expense was primarily driven by the purchase of our 10.50% senior discount notes in July 2007 and lower interest rates under our refinanced senior credit facilities.

        Income taxes, net.    Income taxes as a percentage of income before income taxes for fiscal 2007 were 103.5% as compared to 43.7% for fiscal 2006. The income tax expense recorded in the financial statements fluctuates between years due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, certain export sales which are excluded from taxable income, various changes in estimates of permanent differences and valuation allowances, and the relative size of our consolidated income or loss before income taxes.

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

        Our effective tax rate was also impacted by significant events related to financing activities and German and Italian tax reform that occurred during fiscal 2007. These events resulted in an increase in our income tax benefit of $20.5 million.

        In July 2007, we purchased the 10.50% senior discount notes and refinanced our senior secured credit facilities. The cost of these transactions was $37.2 million, consisting of redemption and tender premiums and the write-off of unamortized loan acquisition costs, and resulted in an income tax benefit of $12.0 million in 2007.

        On August 17, 2007, the German government enacted the 2008 Tax Reform Act legislation. This comprehensive German tax reform legislation reduces corporate tax rates for 2008 and beyond and also fundamentally changes the calculation of taxable income in Germany. While the corporate income tax and trade tax regime within Germany have remained, the Act reduces the maximum corporate income tax rate from 25% to 15% and the maximum trade tax rate from approximately 18% to 15.2%. Additional provisions of the legislation include the disallowance of deductions of the trade tax and certain interest expense from taxable income. As a result of the Act, our German deferred tax liabilities existing as of January 1, 2008 will reverse in future years at a lower effective tax rate. We recognized the effect of the new tax legislation, which resulted in an increase in the income tax benefit of $6.9 million in fiscal 2007.

        On December 21, 2007, the Italian Parliament approved the 2008 Finance Bill, which affected taxation of corporations doing business in Italy. The most significant change was the reduction of the corporate income tax rate from 33% to 27.5% and a reduction of the local income tax rate from 4.25% to 3.9%. As a result, our Italian deferred tax liabilities existing as of January 1, 2008 will reverse in future years at a lower effective tax rate. We recognized the effect of the new tax legislation, which resulted in an increase in the income tax benefit of $1.6 million in fiscal 2007.

        The effect of each of these items on our effective tax rate is quantified in the table below:

	Fiscal year
	2007	2006
U.S. Federal statutory rate	35.0%	35.0%
State income taxes	(2.5)	2.9
Mix of income in taxing jurisdictions	(20.0)	10.9
Export sales excluded from taxable income	—	2.6
Other permanent differences and valuation allowances	8.3	(7.7)
Purchase of 10.50% senior discount notes and write-off of loan acquisition costs associated with refinancing of senior secured credit facility	27.7	—
Impact of Italian tax reform legislation	10.0	—
Impact of German tax reform legislation	45.0	—

Total effective tax rate	103.5%	43.7%

  Fiscal 2006 compared with fiscal 2005

        Net sales.    Net sales for fiscal 2006 were $479.7 million, an increase of $47.2 million, or 10.9%, from fiscal 2005. Energy storage net sales for fiscal 2006 were $343.0 million, an increase of $33.6 million, or 10.9%, from fiscal 2005. The increase in energy storage sales was primarily due to higher lead-acid and lithium battery separator sales volume, higher average sales prices for lead-acid battery separators and the positive impact of dollar/euro exchange rate fluctuations of $0.8 million. Lead-acid separator volume growth of 6.7% was driven by the increasing size of the automotive market and the trend of conversion from alternative separator materials to superior performing polyethylene-based separators, particularly in Asia. Average selling prices for lead-acid battery separators increased 1.6%. This increase was the result of a combination of the global price increase implemented in the fourth quarter of 2005 to offset higher raw material and energy costs, offset by the impact of a change in product mix. The increase in sales volume of 30.5% for lithium battery separators was driven by strong demand for consumer electronic products and expanding applications for lithium ion batteries.

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

        Selling, general and administrative expenses.    Selling, general and administrative expenses for fiscal 2006 were $87.9 million, or 18.3% of net sales, in fiscal 2006 as compared to $75.5 million, or 17.5% of net sales, in fiscal 2005. The increase was due primarily to the accrual of annual performance-based incentive bonuses. Incentive bonuses, which are available to all our employees, were $9.2 million in fiscal 2006 versus $0.6 million in fiscal 2005. The remaining increase related to personnel costs such as annual salary increases and the change in accounting for early retirement programs as required by the adoption of EITF Issue No. 05-5, Accounting for Early Retirement or Postemployment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements).

        Interest expense, net.    Interest expense, net was $92.3 million for fiscal 2006, an increase of $10.3 million from fiscal 2005. The increase in interest expense was attributable to higher interest rates on our variable rate term loans, partially offset by the impact of lower debt balances due to $45.0 million in prepayments on our term loans during 2005. The increase in interest rates on our variable rate debt was driven by increases in the underlying base rates and an increase in our interest rate margin percentage by 75 basis points in connection with the amendment to the credit agreement relating to our senior secured credit facility in December 2005.

        Income taxes, net.    Income taxes as a percentage of income before income taxes for fiscal 2006 were 43.7% as compared to 74.6% for fiscal 2005. The income tax expense recorded in the financial statements fluctuates between years due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, certain export sales which are excluded from taxable income, various changes in estimates of permanent differences and valuation allowances, and the relative size of our consolidated income or loss before income taxes. The effect of each of these items on our effective tax rate is quantified in the table below:

	Fiscal year
	2006	2005
U.S. Federal statutory rate	35.0%	35.0%
State income taxes	2.9	13.5
Mix of income in taxing jurisdictions	10.9	40.2
Export sales excluded from taxable income	2.6	11.3
Other permanent differences and valuation allowances	(7.7)	(25.4)

Total effective tax rate	43.7%	74.6%

  Business restructuring

        We implemented restructuring plans in 2006, 2005 and 2004. All restructuring charges, except for the asset impairments, will result in cash outflows which will be funded by cash from operations. The pre-tax components of restructuring activity in 2007 were as follows:

(in millions)	Balance at December 30, 2006	Restructuring charges	Cash payments	Foreign currency translation	Balance at December 29, 2007
2006 Restructuring Plan:
Severance and benefit costs	$11.5	$(0.9)	$(7.7)	$0.6	$3.5
Other	5.7	0.2	(4.8)	0.2	1.3

	17.2	(0.7)	(12.5)	0.8	4.8
2005 Restructuring Plan:
Severance and benefit costs	0.9	0.1	(0.7)	0.1	0.4
Other	—	0.2	(0.2)	—	—

	0.9	0.3	(0.9)	0.1	0.4
2004 Restructuring Plan:
Severance and benefit costs	1.2	(0.5)	(0.7)	—	—

Total	$19.3	$(0.9)	$(14.1)	$0.9	$5.2

        The pre-tax components of restructuring activity in 2006 were as follows:

(in millions)	Balance at December 31, 2005	Restructuring charges	Non-cash charges	Cash payments	Foreign currency translation	Balance at December 30, 2006
2006 Restructuring Plan:
Severance and benefit costs	$—	$11.4	$—	$(0.3)	$0.4	$11.5
Asset impairments	—	17.5	(17.5)	—	—	—
Other	—	5.6	—	(0.1)	0.2	5.7

	—	34.5	(17.5)	(0.4)	0.6	17.2
2005 Restructuring Plan:
Severance and benefit costs	1.5	0.6	—	(1.4)	0.2	0.9
Other	—	1.3	—	(1.3)	—	—

	1.5	1.9	—	(2.7)	0.2	0.9
2004 Restructuring Plan:
Severance and benefit costs	4.1	—	—	(3.1)	0.2	1.2
Other	0.3	0.6	—	(0.9)	—	—

	4.4	0.6	—	(4.0)	0.2	1.2

Total	$5.9	$37.0	$(17.5)	$(7.1)	$1.0	$19.3

        We expect to make payments against the restructuring reserve of approximately $2.1 million in fiscal year 2008.

        2006 restructuring plan.    In response to a significant decline in demand for cellulosic hemodialysis membranes driven by a shift in industry demand toward synthetic membranes, our separations media segment exited the production of cellulosic membranes and realigned its cost structure at its Wuppertal, Germany facility. On August 24, 2006, we announced a layoff of approximately 150 employees. Production of cellulosic hemodialysis membranes ceased on December 27, 2006 and the majority of the employees were laid off effective January 1, 2007. The total cost of the plan is expected to be approximately $33.8 million, consisting of a $17.5 million non-cash impairment charge for buildings and equipment used in the production of cellulosic hemodialysis membranes, $10.5 million for the employee layoffs and $5.8 million for other costs related to the shutdown of portions of the Wuppertal facility that will no longer be used. The other costs included in the restructuring plan are related to local regulations surrounding complete or partial shutdowns of a facility. During 2007, restructuring charges were reduced by $0.9 million as we reversed restructuring liabilities, largely as a result of lower actual severance expenses than originally estimated. We expect to complete these activities by the end of 2010. The timing, scope and costs of these restructuring measures are subject to change as we proceed with our restructuring plans and further evaluate our business needs and costs.

        2005 restructuring plan.    In order to better accommodate customer growth and related demand for both lead-acid and lithium battery separators in the greater Asian market, our energy storage segment transferred certain assets from Europe and the United States to our facilities in Thailand and China. The capacity realignment plan included the closure of our facility in Feistritz, Austria, the downsizing of our Norderstedt, Germany facility and the relocation of certain assets from these two plants to our facilities in Prachinburi, Thailand. During 2006, we completed installation and started production with the assets relocated to Thailand. Additionally, finishing equipment from our facility in Charlotte, North Carolina was relocated to our facility in Shanghai, China. The total cost of the realignment plan was $9.1 million, including a non-cash impairment charge of $1.3 million in 2005 for property, plant and equipment located at the Feistritz, Austria facility that was relocated to Prachinburi, Thailand. In addition to the benefit of realigning capacity with market growth, we realized the full impact of cost savings in 2007.

        2004 restructuring plan.    In an effort to manage costs and in response to the decision of a customer to outsource its dialyzer production, we implemented a number of cost reduction measures in 2004 relating to the separations media segment, including employee layoffs, the relocation of certain research and development operations conducted in a leased facility in Europe to facilities where the related manufacturing operations are conducted and other cost reductions. All activities and charges relating to the 2004 Restructuring Plan were completed during 2006. During 2007, restructuring charges were reduced as we reversed restructuring liabilities of $0.5 million, largely as a result of lower actual severance expenses than originally estimated.

  Foreign Operations

        As of December 29, 2007, we manufacture our products at 11 strategically located facilities in North America, Europe and Asia. Net sales from the foreign locations were approximately $349.4 million for fiscal 2007, $298.2 million for fiscal 2006 and $272.7 million for fiscal 2005. Typically, we sell our products in the currency of the country where the manufacturing facility that produces the product is located. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on our business or market opportunities within such governments' countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.

  Seasonality

        Operations at our European production facilities are traditionally subject to shutdowns during the month of August each year for employee vacations. As a result, net income during the third quarter of fiscal years 2007, 2006 and 2005 were, and during the third quarter of any fiscal year in the future may be, lower than net income in other quarters during the same fiscal year. In view of the seasonal fluctuations, we believe that comparisons of our operating results for the third quarter of any fiscal year with those of the other quarters during the same fiscal year may be of limited relevance in predicting our future financial performance.

Liquidity and capital resources

        Cash and cash equivalents increased to $54.9 million at December 29, 2007 from $54.7 million at December 30, 2006, due to cash flow from operations of $69.3 million and the positive impact of exchange rate changes on cash and cash equivalents of $6.6 million, offset by cash used in financing activities of $40.4 million and cash used in investing activities of $35.3 million.

        Operating activities.    Net cash provided by operating activities was $69.3 million in fiscal 2007, as compared to $50.0 million in fiscal 2006. Cash provided by operating activities in fiscal 2007 consisted of cash flows from operations before changes in working capital of $71.7 million, offset to some extent by an increase in working capital of $2.4 million, excluding the impact of foreign exchange rate fluctuations. Accounts receivable increased by approximately $7.0 million (excluding the $6.5 million increase due to movements in foreign exchange rates) due to the increase in sales during the fourth quarter of 2007 as compared to the same period last year. Days sales outstanding decreased by approximately 3% at December 29, 2007 and were impacted by normal fluctuations in the mix of sales by country and customer. Inventories decreased approximately $8.3 million (excluding the $4.9 million increase due to movements in foreign exchange rates) due to the reduction of cellulosic hemodialysis membrane inventories as we make final shipments out of inventory to our customers. Accounts payable and accrued liabilities decreased by approximately $13.9 million (excluding the $10.7 million increase due to movements in foreign exchange rates) primarily due to restructuring payments.

        Net cash provided by operating activities was $50.0 million in fiscal 2006, as compared to $64.2 million in fiscal 2005. Cash provided by operating activities in fiscal 2006 consisted of cash flows from operations before changes in working capital of $60.6 million, offset to some extent by an increase in working capital of $10.7 million, excluding the impact of foreign exchange rate fluctuations. Accounts receivable increased by approximately $7.7 million (excluding the $6.1 million increase due to movements in foreign exchange rates) due to the increase in sales during the fourth quarter of 2006 as compared to the same period last year. Days sales outstanding decreased by approximately 6% at December 30, 2006 and were impacted by normal fluctuations in the mix of sales by country and customer. Inventories increased approximately $2.7 million (excluding the $4.5 million increase due to movements in foreign exchange rates) due to the build-up of cellulosic inventories in connection with the shutdown of cellulosic production on December 27, 2006, offset by the decline in lithium inventories that were built up during 2005 in preparation for equipment upgrades that occurred in the first quarter of 2006. Accounts payable and accrued liabilities increased by approximately $20.0 million (excluding the $5.4 million increase due to movements in foreign exchange rates) primarily due to the 2006 business restructuring plan and performance-based incentive costs.

        Investing activities.    Capital expenditures were $29.8 million, $24.0 million and $13.0 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. In September 2007, we started an $18.0 million expansion project to increase the production capacity of lithium battery separators at our Charlotte, North Carolina facility. We spent approximately $3.2 million in 2007 on the project, which should be completed in 2008. In September 2007, we started a $19.0 million expansion project to increase the production capacity of lead-acid battery separators at our Prachinburi, Thailand facility. We spent approximately $3.9 million in 2007 on the project, which should be completed by the end of 2008. We estimate that total capital expenditures in fiscal year 2008 will be approximately $52.0 million including approximately $29.9 million on the expansion projects started in 2007. During fiscal 2007, we purchased a 60% share in a lead-acid battery separator manufacturing facility in Tianjin, China for $5.5 million.

        On March 3, 2008, we acquired 100% of the stock of Microporous for approximately $76.0 million.

        Financing activities.    Cash used in financing activities was $40.4 million, $3.0 million and $52.8 million for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Financing activities in fiscal 2007 primarily consisted of the initial public offering, the purchase of our 10.50% senior discount notes and the refinancing of our senior secured credit facility.

        During fiscal 2005, we made optional term loan prepayments totaling $45.0 million. After giving effect to the 2005 optional prepayments, the term loans did not require quarterly principal payments until December 29, 2006.

        We intend to fund our ongoing operations through cash generated by operations and availability under the senior secured credit facility. As part of the 2004 Transactions, Polypore incurred substantial debt under the senior secured credit facility and the issuance of the 8 3/4% senior subordinated notes with interest payments on this indebtedness substantially increasing our liquidity requirements. Our cash interest requirements for the next twelve months are estimated to be approximately $62.0 million.

        On July 3, 2007, we refinanced Polypore's senior secured credit facility with a new senior secured credit facility that provides improved financial flexibility and lower interest rate spreads. The new credit facility provides for a $322.9 million term loan facility ($322.1 million outstanding at December 29, 2007) and a €35.0 million term loan facility ($51.0 million at December 29, 2007) and a $90.0 million revolving credit facility. No amounts were outstanding under the revolving credit facility at December 29, 2007. On March 3, 2008, we assumed approximately $14.0 million in debt and borrowed $17.0 million under the revolving credit facility in connection with the acquisition of Microporous. On July 31, 2007, Polypore merged with and into Polypore International, and Polypore International assumed all of Polypore's obligations under the new senior secured credit facility. The term loans mature in July 2014 and the revolving credit facility matures in July 2013.

        Interest rates under the senior secured credit facility are, at our option, equal to either an alternate base rate plus a 1.25% margin or the Eurocurrency base rate plus a 2.25% margin. At December 29, 2007, the interest rates on the U.S. dollar term loan and Eurodollar term loan were 7.06% and 6.43%, respectively. In January 2008, the Company entered into interest rate swap agreements that effectively fix the interest rate on $250.0 million of the Company's term loans. The interest rate swap agreement which terminates on June 30, 2009 fixes the interest rate on $50.0 million of the term loans at 5.5765%. The interest rate swap agreement which terminates on December 31, 2009 fixes the interest rate on $200.0 million of the term loans at 5.5355%.

        When loans are outstanding under the revolving credit facility, the credit agreement requires us to meet a maximum senior leverage ratio based on a calculation of Adjusted EBITDA in which certain items are added back to EBITDA.

        Adjusted EBITDA, as defined under the senior secured credit facility, was as follows:

(in millions)	Fiscal 2007
Net income	$0.5
Add/Subtract:
Depreciation and amortization	48.9
Interest expense, net	81.0
Income taxes	(16.0)
Stock-based compensation expense	0.7
Foreign currency loss	1.8
Loss on disposal of property, plant, and equipment	1.2
Business restructuring	(0.9)
Costs related to purchase of 10.50% senior discount notes	30.1
Write-off of loan acquisition costs associated with refinancing senior secured credit facility	7.2
Other non-cash or non-recurring charges	0.7

Adjusted EBITDA	$155.2

        The calculation of the senior leverage ratio as defined under the senior credit facility as of December 29, 2007 is as follows:

(in millions)	Fiscal 2007
Indebtedness(1)	$327.9
Adjusted EBITDA	155.2
Actual leverage ratio	2.11x

    (1)
    Calculated as the sum of outstanding borrowings under the term loan facility plus the capital lease obligation, less the amount of cash on hand (not to exceed $50.0 million).

        When loans are outstanding under the revolving credit facility, we are required to maintain a ratio of not more than the following ratios of indebtedness to Adjusted EBITDA at the end of any quarter ending during any of the following periods:

Period	Ratio
July 3, 2007 through and including June 28, 2008	3.25 to 1.00
Thereafter	3.00 to 1.00

        The full amount of the revolving credit facility was available for borrowing at December 29, 2007.

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

        The 8 3/4% senior subordinated notes ($444.8 million outstanding at December 29, 2007) will mature in 2012 and are guaranteed by most of our existing and future domestic restricted subsidiaries, subject to certain exceptions. Except under certain circumstances, the 8 3/4% senior subordinated notes do not require principal payments prior to their maturity in 2012. Interest on the 8 3/4% senior subordinated notes is payable semi-annually in cash. The 8 3/4% senior subordinated notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. On July 31, 2007, Polypore merged with and into Polypore International, and Polypore International assumed Polypore's obligations under the 8.75% senior subordinated notes.

        We believe we have sufficient liquidity to meet our cash requirements over both the short (next twelve months) and long term (in relation to our debt service requirements). In evaluating the sufficiency of our liquidity for both the shorter and longer term, we considered the expected cash flow to be generated by our operations and the available borrowings under our new senior secured credit facility compared to our anticipated cash requirements for debt service, working capital, cash taxes and capital expenditures as well as funding requirements for long-term liabilities. We anticipate that our operating cash flow, together with borrowings under the revolving credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due for at least the next 12 months. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. See "Item 1A. Risk factors" in this Annual Report on Form 10-K.

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

Contractual Obligations

        The following table sets forth our contractual obligations at December 29, 2007. Some of the amounts included in this table are based on management's estimates and assumptions about these obligations, including their duration, anticipated actions by third parties and other actions. Because these estimates and assumptions are necessarily subjective, the timing and amount of payments under these obligations may vary from those reflected in this table. For more information on these obligations, see the notes to consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data."

	Payment due by Period
(in millions)
	Total	2008	2009–2010	2011–2012	Thereafter
Long-term debt(1)	$373.3	$4.6	$7.5	$7.5	$353.7
8 3/4% senior subordinated notes(2)	444.8	—	—	444.8	—
Cash interest payments(3)	336.5	62.0	127.1	110.0	37.4
Capital lease obligation(4)	5.1	1.6	3.2	0.3	—
Operating lease obligations(5)	2.0	0.8	0.9	0.3	—
Business restructuring	5.2	2.1	1.5	1.2	0.4
Purchase obligations (6)	14.7	14.7	—	—	—

	$1,181.6	$85.8	$140.2	$564.1	$391.5

(1)
Included in long-term debt are amounts owed under our term loan facilities and other debt. The term loan facilities include euro denominated debt held by one of our international subsidiaries. The table assumes that the euro/dollar exchange rate is the rate at December 29, 2007 for all periods presented and that the debt is held to maturity.

(2)
The 8 3/4% senior subordinated notes are due 2012. This senior subordinated debt includes €150.0 million euro denominated debt held in the U.S. The table assumes that the euro/dollar exchange rate is the rate at December 29, 2007 for all periods presented and that the debt is held to maturity.

(3)
Includes cash interest requirements on long-term debt and the 8 3/4% senior subordinated notes. Interest rates under the term loan facilities are variable and the table assumes that these rates are the same rates that were in effect at December 29, 2007. For the euro denominated debt, the table assumes that the euro/dollar exchange rate is the rate at December 29, 2007 for all periods presented. Also includes the effects of the interest rate swap agreements entered into in January 2008 that effectively fix the interest rate on $250.0 million of our variable rate debt. The interest rate swap agreement covering $50.0 million of our variable rate debt terminates on June 30, 2009, and the other swap agreement covering $200.0 million of our variable rate debt terminates on December 31, 2009.

(4)
We lease manufacturing equipment under a capital lease agreement. The lease agreement expires in February 2011 and contains an early buyout option that is exercisable in October 2009. The capital lease payments include interest under the capital lease agreement.

(5)
We lease certain equipment and facilities under operating leases. Some lease agreements provide us with the option to renew the lease agreement. Our future operating lease obligations would change if we exercised these renewal options.

(6)
We have entered into contracts related to the expansion of our Charlotte, North Carolina and Prachinburi, Thailand facilities. We expect the expansions to be completed in 2008.

(7)
As discussed in the notes to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data," we have long-term liabilities for pension, postretirement and postemployment benefits of $67.0 million as of December 29, 2007. Our contributions for these benefit plans are not included in the table above since the timing and amount of payments are dependent upon many factors, including when an employee retires or leaves the Company, certain benefit elections by employees, return on plan assets, minimum funding requirements and foreign currency exchange rates. We estimate that contributions to the pension and postretirement plans in fiscal 2008 will be $2.0 million as compared to fiscal 2007 actual contributions of $2.5 million.

(8)
As discussed in the notes to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data," we have environmental obligations and related indemnification receivables. Payments related to these obligations and the related amounts to be indemnified under indemnification agreements are not included in the table above since the timing of payments and indemnifications is not known. We estimate that we will make payments, net of indemnification amounts, of $2.2 million in fiscal 2008. Payments against environmental obligations in fiscal 2007 were $1.7 million, net of indemnification receipts of $0.7 million. We expect payments for environmental obligations and amounts received under indemnification agreements will occur over the next seven to ten years.

(9)
As discussed in the notes to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data," we have recorded a liability of $11.3 million for unrecognized tax positions. Payments related to this liability are not included in the table above since the timing of the payments is not known.

Off Balance Sheet Arrangements

        We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

New Accounting Standards

        On January 1, 2006, we adopted EITF Issue No. 05-5, Accounting for Early Retirement or Postemployment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements) ("EITF 05-5"). Under EITF 05-5, the salary components of Type I and Type II ATZ arrangements (excluding the bonus and additional contributions into the German government pension scheme) should be recognized over the period from the point at which the ATZ period begins until the end of the active service period. The bonus feature and the additional contributions into the German government pension scheme (collectively, the additional compensation) under a Type II ATZ arrangement should be accounted for as a postemployment benefit under FASB Statement No.112, Employers' Accounting for Postretirement Benefits. An entity should recognize the additional compensation over the period from the point at which the employee signs the ATZ contract until the end of the active service period. In connection with an acquisition in 2002, we implemented a restructuring plan that included Type II ATZ arrangements. We accrued in the opening balance sheet the estimated amounts to be paid to employees during the passive phase, plus the bonus feature of the plan. Salary paid to employees during their active phase was expensed as incurred. As a result of adopting this consensus, which was treated as a change in accounting estimate effected by a change in accounting principle, we reduced the accrual for postemployment benefits and recognized $2.6 million in operating income in the three months ended April 1, 2006. The reduction in the postemployment benefits accrual decreased the net loss in fiscal 2006 by $1.6 million, or $0.06 per share.

        On January 1, 2006, we adopted FASB Statement No. 123(R), Share-Based Payment ("FAS 123(R)") using the modified prospective transition method. FAS 123(R) generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements. Prior to adopting FAS 123(R), we accounted for employee share-based compensation using the fair value method under FASB Statement No. 123, Accounting for Stock Based Compensation ("FAS 123"). FAS 123(R) requires forfeitures to be estimated at the time of grant and the estimate to be revised, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates. Prior to adopting FAS 123(R), we accounted for forfeitures as they occurred as allowed under FAS 123. The change in accounting for forfeitures under FAS 123(R) resulted in an increase of $0.2 million to net income, net of applicable income taxes of $0.1 million, that was recorded in the three months ended April 1, 2006 as a cumulative effect of a change in accounting principle.

        In September 2006, the FASB issued Statement No. 157, Fair Value Measurement ("FAS 157"). FAS 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements. We will adopt FAS 157 in the first quarter of fiscal 2008, except as it applies to those nonfinancial liabilities for which the effective date was delayed until fiscal years beginning after November 15, 2008. We have not yet assessed the impact of FAS 157 on our consolidated financial statements.

        In September 2006, the FASB issued FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("FAS 158"). FAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status through comprehensive income in the year in which the changes occur. The Company adopted FAS 158 in fiscal 2007. As a result of the adoption, we increased our pension and postretirement benefits liabilities by $4.2 million and our accumulated other comprehensive loss by $2.9 million, net of applicable income taxes.

        On the first day of fiscal 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN 48"), which clarifies the accounting for uncertain tax positions. FIN 48 allows the tax effects from an uncertain tax position to be recognized in our financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. Upon adoption of FIN 48, we recognized the cumulative effect of adopting FIN 48 by increasing the existing reserves for uncertain tax positions by $0.9 million, recording a deferred tax asset of $0.6 million and decreasing retained earnings by $0.3 million for the cumulative effect of adopting FIN 48. Additionally, the reserve for uncertain tax positions, which had been included in income taxes payable at December 30, 2006, was reclassified as a separate component and is now included in "Other" non-current liabilities.

        In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("FAS 159"). FAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. We will adopt FAS 159 in the first quarter of fiscal 2008. We have not yet assessed the impact of FAS 159 on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to various market risks, which are potential losses arising from adverse changes in market rates and prices, such as interest rates and foreign exchange fluctuations. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

  Interest rate risk

        At December 29, 2007, we had fixed rate debt of approximately $445.0 million and variable rate debt of approximately $373.1 million. In January 2008, we entered into interest rate swap agreements that effectively fix the interest rate on $250.0 million of our variable rate debt. The pre-tax earnings and cash flow impact resulting from a 100 basis point increase in interest rates on our variable rate debt, giving effect to the interest rate swap agreements and holding other variables constant, would be approximately $1.2 million per year.

  Currency risk

        Outside of the United States, we maintain assets and operations in Europe and Asia. The results of operations and financial position of our foreign operations are principally measured in their respective currency and translated into U.S. dollars. As a result, exposure to foreign currency gains and losses exists. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency. Our subsidiaries and affiliates also purchase and sell products and services in various currencies. As a result, we may be exposed to cost increases relative to the local currencies in the markets in which we sell. Because a different percentage of our sales are in a foreign currency than our costs, a change in the relative value of the U.S. dollar could have a disproportionate impact on our sales compared to our costs, which could impact our margins. A portion of our assets are based in our foreign locations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected in other comprehensive income (loss). We have an euro-denominated term loan and senior subordinated notes that effectively hedge our net investment in foreign subsidiaries. Therefore, foreign currency gains and losses resulting from the translation of the euro-denominated debt are included in accumulated other comprehensive income (loss). Accordingly, our consolidated shareholders' equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency, primarily the euro.

        The dollar/euro exchange rates used in our financial statements for the periods ended as set forth below were as follows:

	Fiscal Year
	2007	2006	2005
Period end rate	1.4655	1.3170	1.1797
Period average rate	1.3694	1.2552	1.2567

        Our strategy for management of currency risk relies primarily on conducting our operations in a country's respective currency and may, from time to time, involve foreign currency derivatives. As of December 29, 2007, we did not have any foreign currency derivatives outstanding.

Item 8.    Financial Statements and Supplementary Data

        The Company's report of independent registered public accounting firm and consolidated financial statements and related notes appear on the following pages of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Polypore International, Inc.

        We have audited the accompanying consolidated balance sheets of Polypore International, Inc. as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 29, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polypore International, Inc. at December 29, 2007 and December 30, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted Emerging Issues Task Force No. 05-5, "Accounting for Early Retirement or Postemployment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements)" and changed its method of accounting for share-based compensation.

/s/ ERNST & YOUNG LLP
Charlotte, North Carolina March 10, 2008

Polypore International, Inc.

Consolidated balance sheets

(in thousands, except share data)	December 29, 2007	December 30, 2006
Assets
Current assets:
Cash and cash equivalents	$54,934	$54,712
Accounts receivable, net	115,619	102,110
Inventories	64,329	67,741
Deferred income taxes	1,808	—
Prepaid and other	12,665	13,386

Total current assets	249,355	237,949
Property, plant and equipment, net	401,284	363,526
Goodwill	568,784	567,587
Intangibles and loan acquisition costs, net	187,861	204,645
Environmental indemnification receivable	15,640	15,236
Other	6,119	917

Total assets	$1,429,043	$1,389,860

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$33,795	$25,494
Accrued liabilities	50,759	55,883
Income taxes payable	424	3,689
Current portion of debt	4,549	3,938
Current portion of capital lease obligation	1,435	1,377

Total current liabilities	90,962	90,381
Debt, less current portion	813,536	1,038,837
Capital lease obligation, less current portion	3,319	4,754
Pension and postretirement benefits, less current portion	65,779	61,219
Postemployment benefits	3,673	4,451
Environmental reserve, less current portion	22,627	22,935
Deferred income taxes	74,833	94,347
Other	18,983	3,274
Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par value—200,000,000 shares authorized, 40,326,537 and 25,347,470 issued and outstanding at December 29, 2007 and December 30, 2006, respectively	403	253
Paid-in capital	390,337	125,234
Retained deficit	(51,484)	(51,776)
Accumulated other comprehensive loss	(3,925)	(4,049)

	335,331	69,662

Total liabilities and shareholders' equity	$1,429,043	$1,389,860

See notes to consolidated financial statements

Polypore International, Inc.

Consolidated statements of operations

(in thousands, except per share data)	Year ended December 29, 2007	Year ended December 30, 2006	Year ended December 31, 2005
Net sales	$537,064	$479,677	$432,504
Cost of goods sold	339,485	314,736	282,270

Gross profit	197,579	164,941	150,234
Selling, general and administrative expenses	94,060	87,900	75,539
Business restructuring	(886)	37,027	8,693
Change in accounting principle related to postemployment benefits	—	(2,593)	—

Operating income	104,405	42,607	66,002
Other (income) expense:
Interest expense, net	80,998	92,287	81,988
Costs related to purchase of 10.50% senior discount notes	30,057	—	—
Write-off of loan acquisition costs associated with refinancing of senior secured credit facilities	7,173	—	—
Foreign currency and other	1,621	3,207	(4,418)

	119,849	95,494	77,570

Loss before income taxes	(15,444)	(52,887)	(11,568)
Income taxes	(15,990)	(23,087)	(8,626)

Income (loss) before the cumulative effect of a change in accounting principle	546	(29,800)	(2,942)
Cumulative effect of a change in accounting principle related to stock compensation, net of income taxes of $139	—	231	—

Net income (loss)	$546	$(29,569)	$(2,942)

Net income (loss) per share—basic and diluted:
Income (loss) before the cumulative effect of a change in accounting principle	$0.02	$(1.18)	$(0.12)
Cumulative effect of a change in accounting principle related to stock compensation, net of income taxes	—	0.01	—

Net income (loss) per share	$0.02	$(1.17)	$(0.12)

Weighted average shares outstanding:
Basic	32,942,214	25,313,130	25,271,252
Diluted	33,237,230	25,313,130	25,271,252

See notes to consolidated financial statements

Polypore International, Inc.

Consolidated statements of shareholders' equity

(In thousands, except per share data)	Shares of Common Stock	Common Stock	Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
Balance at January 1, 2005	25,271,252	$253	$124,217	$(19,265)	$696	$105,901
Net loss for the year ended December 31, 2005	—	—	—	(2,942)	—	(2,942)	$(2,942)
Stock compensation	—	—	456	—	—	456	—
Foreign currency translation adjustment, net of income tax expense of $0	—	—	—	—	(6,630)	(6,630)	(6,630)
Additional minimum pension liability, net of income tax benefit of $2,304	—	—	—	—	(3,453)	(3,453)	(3,453)

Balance at December 31, 2005	25,271,252	253	124,673	(22,207)	(9,387)	93,332
Comprehensive loss for the year ended December 31, 2005							$(13,025)

Net loss for the year ended December 30, 2006	—	—	—	(29,569)	—	(29,569)	$(29,569)
Stock compensation	—	—	162	—	—	162	—
Issuance of common stock	76,218	—	399	—	—	399	—
Foreign currency translation adjustment, net of income tax expense of $0	—	—	—	—	6,786	6,786	6,786
Additional minimum pension liability, net of income tax benefit of $956	—	—	—	—	(1,448)	(1,448)	(1,448)

Balance at December 30, 2006	25,347,470	253	125,234	(51,776)	(4,049)	69,662
Comprehensive loss for the year ended December 30, 2006							$(24,231)

Net income for the year ended December 29, 2007	—	—	—	546	—	546	$546
Stock compensation	—	—	706	—	—	706	—
Initial public offering	15,000,000	150	264,687	—	—	264,837	—
Repurchases of common stock, net of issuances	(20,933)	—	(290)	—	—	(290)	—
Cumulative effect of adjustments from the adoption of FIN 48	—	—	—	(254)	—	(254)	—
Adjustment to apply FAS 158, net of income tax benefit of $1,260	—	—	—	—	(2,920)	(2,920)	—
Additional minimum pension liability, net of income tax expense of $2,954	—	—	—	—	4,197	4,197	4,197
Foreign currency translation adjustment, net of income tax expense of $6,910	—	—	—	—	(1,153)	(1,153)	(1,153)

Balance at December 29, 2007	40,326,537	$403	$390,337	$(51,484)	$(3,925)	$335,331

Comprehensive income for the year ended December 29, 2007							$3,590

See notes to consolidated financial statements

Polypore International, Inc.

Consolidated statements of cash flows

(in thousands)	Year ended December 29, 2007	Year ended December 30, 2006	Year ended December 31, 2005
Operating activities:
Net income (loss)	$546	$(29,569)	$(2,942)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	31,344	42,512	36,396
Amortization expense	17,509	17,700	17,703
Amortization of loan acquisition costs	2,793	2,994	2,755
Amortization of debt discount	13,297	24,336	22,058
Stock compensation	707	532	456
Loss on disposal of property, plant and equipment	1,236	1,297	595
Foreign currency (gain) loss	189	1,678	(2,818)
Deferred income taxes	(32,236)	(34,908)	(17,597)
Business restructuring	(886)	37,027	8,693
Costs related to purchase of 10.50% senior discount notes	30,057	—	—
Write-off of loan acquisition costs associated with refinancing of senior secured credit facilities	7,173	—	—
Change in accounting principle related to postemployment benefits	—	(2,593)	—
Cumulative effect of a change in accounting principle related to stock compensation	—	(370)	—
Changes in operating assets and liabilities:
Accounts receivable	(7,010)	(7,659)	10,400
Inventories	8,282	(2,652)	(4,307)
Prepaid and other current assets	1,153	(3,735)	(3,885)
Accounts payable and accrued liabilities	(13,895)	(20)	(19,384)
Income taxes payable	1,901	(1,025)	12,078
Other, net	7,146	4,420	3,988

Net cash provided by operating activities	69,306	49,965	64,189
Investing activities:
Purchases of property, plant and equipment	(29,800)	(23,973)	(13,017)
Acquisition, net of cash acquired	(5,475)	—	—
Proceeds from sale of property, plant and equipment	25	61	24

Net cash used in investing activities	(35,250)	(23,912)	(12,993)
Financing activities:
Proceeds from the senior secured credit facility	370,000	—	—
Principal payments on debt	(372,611)	(3,433)	(50,389)
Purchase of the 10.50% senior discount notes	(293,666)	—	—
Proceeds from initial public offering, net of underwriting fees and other offering related costs	264,837	—	—
Loan acquisition costs	(8,672)	(15)	(2,400)
Repurchase of common stock	(320)	—	—
Issuance of common stock	30	399	—

Net cash used in financing activities	(40,402)	(3,049)	(52,789)
Effect of exchange rate changes on cash and cash equivalents	6,568	3,648	(3,496)

Net increase (decrease) in cash and cash equivalents	222	26,652	(5,089)
Cash and cash equivalents at beginning of year	54,712	28,060	33,149

Cash and cash equivalents at end of year	$54,934	$54,712	$28,060

Supplemental cash flow information
Cash paid for interest	$65,444	$65,944	$57,296
Cash paid (refunds received) for income taxes	13,762	12,985	(3,108)
Acquisition
Fair value of assets acquired	8,972	—	—
Liabilities assumed and incurred	3,497	—	—
Cash paid	5,475	—	—

See notes to consolidated financial statement

Polypore International, Inc.

Notes to consolidated financial statements

1. Description of Business

        Polypore International, Inc. (the "Company") is a leading global high technology filtration company that develops, manufactures and markets specialized microporous membranes used in separation and filtration processes. The Company has a global presence in the major geographic markets of North America, South America, Western Europe and Asia.

        On July 31, 2007, Polypore, Inc. ("Polypore") merged with and into the Company, and the Company assumed all of Polypore's obligations, including the senior secured credit facility and the 8.75% senior subordinated notes.

        On May 13, 2004, the Company acquired 100% of the outstanding common stock of PP Holding Corporation and its wholly owned subsidiary, PP Acquisition Corporation ("PP Acquisition"), for $320,385,000 in cash. On May 13, 2004, PP Acquisition purchased the outstanding capital stock of Polypore. The aggregate purchase price, including acquisition related costs, was approximately $1,150,073,000 in cash. In connection with the acquisition, PP Acquisition obtained a new credit facility, issued 8.75% senior subordinated notes and received equity contributions from its shareholders. PP Acquisition used the net proceeds from the new credit facility, the issuance of senior subordinated debt and equity contributions to pay the net purchase price to the existing shareholders, repay all outstanding indebtedness under Polypore's existing credit facility and pay transaction related fees and expenses. At the time of closing of the acquisition, PP Acquisition merged with and into Polypore, with Polypore as the surviving corporation. These events are hereinafter referred to as the "2004 Transactions".

2. Accounting Policies

Basis of Presentation and Use of Estimates

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

Accounting Period

        The Company's fiscal year is the 52 or 53-week period ending the Saturday nearest to December 31. The fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005 include 52 weeks.

Revenue Recognition

        Revenue from product sales is recognized when a firm sales agreement is in place, delivery of the product has occurred and collectibility of the fixed and determinable sales price is reasonably assured. Amounts billed to customers for shipping and handling are recorded in "Net sales" in the accompanying consolidated statements of operations. Shipping and handling costs incurred by the Company for the delivery of goods to customers are included in "Cost of goods sold" in the accompanying consolidated statements of operations. Estimates for sales returns and allowances and product returns are recognized in the period in which the revenue is recorded. Product returns and warranty expenses were not material for all periods presented.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

2. Accounting Policies (Continued)

Cash Equivalents

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

        Inventories are carried at the lower of cost or market using the first-in, first-out ("FIFO") method of accounting and consist of:

(in thousands)	December 29, 2007	December 30, 2006
Raw materials	$23,545	$21,714
Work-in-process	11,544	10,679
Finished goods	29,240	35,348

	$64,329	$67,741

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

        Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. In 2006 and 2005, the Company recorded impairment charges of $17,492,000 and $1,278,000, respectively, for property, plant and equipment in connection with the restructuring plans described in Note 13. The impairment charges are included in "Business restructuring" in the accompanying consolidated statement of operations. There were no impairments of long-lived assets in 2007.

Goodwill, Intangible Assets and Loan Acquisition Costs

        In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangible assets are not amortized, but are subject to annual impairment testing. The impairment test for goodwill first compares the fair value of the reporting unit to its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, then the second step of the impairment test is performed, which compares the implied fair value of the reporting unit's goodwill with the carrying value of its goodwill. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to the excess. The impairment test for indefinite lived intangible assets consists of a comparison between their fair values and carrying values. If the carrying amounts of indefinite-lived intangible assets exceeds their fair values, an impairment loss will be recognized in an amount equal to the sum of any such excesses. The Company performs its annual impairment assessment as of the first day of the fourth quarter of each fiscal year, unless circumstances dictate more frequent assessments.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

2. Accounting Policies (Continued)

        The straight-line method is used for all intangible assets subject to amortization. The useful life of customer relationships is based upon historical customer attrition rates and represents the estimated economic life of those relationships. Loan acquisition costs are amortized over the term of the related debt. Amortization expense for loan acquisition costs is classified as interest expense.

Asset Retirement Obligations

        In accordance with FASB Statement No. 143, Accounting for Asset Retirement Obligations and FIN 47, Accounting for Conditional Asset Retirement Obligations, the Company has completed its analysis to identify asset retirement obligations and to estimate the associated fair value. As of December 29, 2007, the Company had not identified any material asset retirement obligations. If the Company had identified and estimated material asset retirement obligations, it would initially measure and record the obligation at fair value with a corresponding increase in the carrying amount of the underlying property. The asset retirement obligation would accrete until the time the retirement obligation would be expected to settle, and the asset retirement cost would be amortized over the useful life of the underlying property.

Research and Development

        The cost of research and development is charged to expense as incurred and is included in "Selling, general and administrative expenses" in the consolidated statements of operations. Research and development expense was $16,048,000 in 2007, $13,135,000 in 2006 and $12,137,000 in 2005.

Stock Based Compensation

        On January 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment ("FAS 123(R)") using the modified prospective transition method, which does not require the restatement of prior periods. Prior to adopting FAS 123(R), the Company accounted for employee share-based compensation using the fair value method under FASB Statement No. 123, Accounting for Stock Based Compensation ("FAS 123"). FAS 123(R) requires forfeitures to be estimated at the time of grant and the estimate should be revised, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates. Prior to the adoption of FAS 123(R), the Company accounted for forfeitures as they occurred as allowed under FAS 123. The change in accounting for forfeitures under FAS 123(R) resulted in an increase of $231,000 to net income, net of applicable income taxes, that was recorded as a cumulative effect of a change in accounting principle. As a result of adopting FAS 123(R), the Company's loss before income taxes and net loss decreased by $128,000 and $80,000, respectively, for the year ended December 30, 2006. The adoption of FAS 123(R) did not have a significant impact on cash flows from operations or financing activities.

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

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

2. Accounting Policies (Continued)

        On the first day of fiscal 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN 48"), which clarifies the accounting for uncertain tax positions. FIN 48 allows the tax effects from an uncertain tax position to be recognized in the financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. Upon adoption of FIN 48, the Company recognized the cumulative effect of adopting FIN 48 by increasing the existing reserve for uncertain tax positions by $854,000, recording a deferred tax asset of $643,000, decreasing goodwill by $43,000 and decreasing retained earnings by $254,000 for the cumulative effect of adopting FIN 48. Additionally, the reserve for uncertain tax positions, which had been included in income taxes payable at December 30, 2006, was reclassified as a separate component and is now included in "Other" non-current liabilities in the December 29, 2007 consolidated balance sheet.

Foreign Currency Translation

        The local currencies of the Company's foreign subsidiaries are the functional currencies in accordance with FASB Statement No. 52, Foreign Currency Translation. Assets and liabilities of the Company's foreign subsidiaries are translated into United States dollars at current exchange rates and resulting translation adjustments are reported in accumulated other comprehensive loss. Income statement amounts are translated at weighted average exchange rates prevailing during the period. Transaction gains and losses are included in the determination of net income.

        The Company has euro-denominated senior subordinated notes that effectively hedge a portion of the Company's net investment in foreign subsidiaries. Foreign currency losses of $27,392,000 and $24,969,000 resulting from the translation of the euro-denominated debt at December 29, 2007 and December 30, 2006, respectively, have been recorded in accumulated other comprehensive loss.

Net Income (Loss) Per Share

        Basic income (loss) per common share is based on the weighted-average number of common shares outstanding in each year. Diluted income (loss) per common share considers the impact of dilution from stock options and unvested restricted stock shares as measured under the treasury stock method. Potential common shares that would increase net income per share amounts or decrease net loss per share amounts are antidilutive and excluded from the diluted net income (loss) per common share computation.

Accounts Receivable and Concentrations of Credit Risk

        Accounts receivable potentially expose the Company to concentrations of credit risk, as defined by FASB Statement No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk. The Company provides credit in the normal course of business and performs ongoing credit evaluations on certain of its customers' financial condition, but generally does not require collateral to support such receivables. Accounts receivable, net of allowance for doubtful accounts, are carried at cost, which approximates fair value. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The allowance for doubtful accounts was $8,812,000 and $8,610,000 at December 29, 2007 and December 30, 2006, respectively, which management believes is adequate to provide for credit losses in the normal course of business, as well as losses for customers

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

2. Accounting Policies (Continued)

who filed for protection under bankruptcy law. The Company charges accounts receivables off against the allowance for doubtful accounts when it deems them to be uncollectible on a specific identification basis. Exide Corporation, a customer of the Company's energy storage segment, accounted for approximately 15%, 15% and 17% of the Company's sales in 2007, 2006 and 2005, respectively.

Derivatives

        The Company accounts for derivative instruments in accordance with FASB Statement No. 133, Accounting for Derivatives and Hedging Activity ("FAS 133"). Under FAS 133, all derivative instruments are recorded at fair value on the balance sheet and all changes in fair value are recorded to earnings or to shareholders' equity through other comprehensive income.

Fair Value of Financial Instruments

        The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt. The carrying amount of borrowings under the senior secured credit facilities approximates fair value because the interest rate adjusts to market interest rates. The fair value of the 8.75% senior subordinated notes, based on a quoted market price, was $429,870,000 at December 29, 2007. The carrying values of all of the other financial instruments approximate their fair values.

Recent Accounting Pronouncements

        On January 1, 2006, the Company adopted EITF Issue No. 05-5, Accounting for Early Retirement or Postemployment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements) ("EITF 05-5"). Under EITF 05-5, the salary components of Type I and Type II ATZ arrangements (excluding the bonus and additional contributions into the German government pension scheme) should be recognized over the period from the point at which the ATZ period begins until the end of the active service period. The bonus feature and the additional contributions into the German government pension scheme (collectively, the additional compensation) under a Type II ATZ arrangement should be accounted for as a postemployment benefit under FASB Statement No. 112, Employers' Accounting for Postretirement Benefits. An entity should recognize the additional compensation over the period from the point at which the employee signs the ATZ contract until the end of the active service period. In connection with an acquisition in 2002, the Company implemented a restructuring plan that included Type II ATZ arrangements. The Company accrued in the opening balance sheet the estimated amounts to be paid to employees during the passive phase, plus the bonus feature of the plan. Salary paid to employees during their active phase was expensed as incurred. As a result of adopting this consensus, which was treated as a change in accounting estimate effected by a change in accounting principle, the Company reduced the accrual for postemployment benefits and recognized $2,593,000 million in operating income for the year ended December 30, 2006. The reduction in the postemployment benefits accrual decreased the net loss in fiscal 2006 by $1,634,000, or $0.06 per share.

        In September 2006, the FASB issued Statement No. 157, Fair Value Measurement ("FAS 157"). FAS 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements. The Company will adopt FAS 157 in the first quarter of fiscal 2008, except as it applies to those nonfinancial liabilities for which the

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

2. Accounting Policies (Continued)

effective date was delayed until fiscal years beginning after November 15, 2008. The Company has not yet evaluated the impact of FAS 157 on the Company's consolidated financial statements.

        In September 2006, the FASB issued FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("FAS 158"). FAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status through comprehensive income in the year in which the changes occur. The Company adopted FAS 158 in fiscal 2007. As a result of the adoption, the Company increased its pension and postretirement benefits liabilities by $4,180,000 and its accumulated other comprehensive loss by $2,920,000, net of applicable income taxes.

        In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("FAS 159"). FAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company will adopt FAS 159 in the first quarter of fiscal 2008. The Company has not yet evaluated the impact of FAS 159 on the Company's consolidated financial statements.

3. Initial Public Offering and Related Transactions

        On June 25, 2007, the Company's Board of Directors approved a 147.422-for-one stock split of the Company's common stock. The Company's shareholders approved amended and restated articles of incorporation which increased the Company's authorized shares to 200,000,000 shares of common stock and 15,000,000 shares of preferred stock. The accompanying consolidated financial statements give retroactive effect as if the stock split of the Company's common stock occurred for all periods presented.

        On June 27, 2007, the Company priced its initial public offering of common stock and signed an underwriting agreement, pursuant to which the underwriters agreed to purchase 15,000,000 shares of its common stock on a firm commitment basis at a price of $19.00 per share. Public trading of the Company's common stock commenced on June 28, 2007. Cash proceeds from the offering were $267,900,000, net of underwriting fees of $17,100,000. In July 2007, the Company used the net proceeds from the offering and cash on hand to purchase and retire the outstanding 10.50% senior discount notes and pay other offering costs of $3,063,000.

4. Property, Plant and Equipment

        Property, plant and equipment consist of:

(in thousands)	December 29, 2007	December 30, 2006
Land	$17,850	$15,866
Buildings and land improvements	114,843	99,226
Machinery and equipment	370,122	335,999
Construction in progress	20,869	12,345

	523,684	463,436
Less accumulated depreciation	122,400	99,910

	$401,284	$363,526

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

5. Intangibles, Loan Acquisition and Other Costs

        Intangibles, loan acquisition and other costs consist of:

		December 29, 2007		December 30, 2006
(in thousands)	Weighted Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible and other assets subject to amortization:
Customer relationships	16	$181,236	$40,861	$180,132	$29,520
Technology and patents	8	38,828	18,188	37,085	12,938
Loan acquisition costs	7	19,087	5,546	22,807	7,472
Supply agreement	5	9,070	6,968	9,070	5,068
Intangible assets not subject to amortization:
Trade names	Indefinite	11,203	—	10,549	—

		$259,424	$71,563	$259,643	$54,998

        Amortization expense, including amortization of loan acquisition costs classified as interest expense, was $20,302,000 in 2007, $20,694,000 in 2006 and $20,458,000 in 2005. The Company's estimate of amortization expense for the five succeeding years is as follows:

(in thousands)
2008	$20,497
2009	18,710
2010	18,465
2011	18,340
2012	14,219

6. Goodwill

        The changes in carrying amount of goodwill during 2007 were as follows:

(in thousands)	Energy Storage	Separations Media	Total
Balance as of December 30, 2006	$356,173	$211,414	$567,587
Goodwill associated with the 60% acquisition of Daramic NSG Tianjin PE Separator Co., LTD	1,240	—	1,240
Reduction to goodwill as a result of the adoption of FIN 48	(43)	—	(43)

Balance as of December 29, 2007	$357,370	$211,414	$568,784

        There were no changes to the carrying amount of goodwill during 2006.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

7. Accrued Liabilities

        Accrued liabilities consist of:

(in thousands)	December 29, 2007	December 30, 2006
Compensation expense and other fringe benefits	$21,184	$19,216
Accrued interest	6,749	4,697
Current portion of environmental reserve	6,526	5,060
Current portion of business restructuring	2,060	17,154
Taxes other than income	1,500	852
Other	12,740	8,904

	$50,759	$55,883

8. Debt

        Debt, in order of priority, consists of:

(in thousands)	December 29, 2007	December 30, 2006
Senior credit facilities:
Revolving credit facility	$—	$—
Term loan facilities	373,122	369,163
8.75% senior subordinated notes	444,825	422,550
10.50% senior discount notes, net of unamortized original issue discount of $49,153	—	250,847
Other	138	215

	818,085	1,042,775
Less current maturities	4,549	3,938

Long-term debt	$813,536	$1,038,837

        On July 3, 2007, the Company refinanced the senior secured credit facility with a new senior secured credit facility. The new credit facility provides for a $322,894,000 term loan facility and a €35,000,000 term loan facility and a $90,000,000 revolving credit facility. No amounts were outstanding under the revolving credit facility at December 29, 2007. The term loans mature in July 2014 and the revolving credit facility matures in July 2013. Interest rates under the senior secured credit facilities are, at the Company's option, equal to either an alternate base rate plus a 1.25% margin or the Eurocurrency base rate plus a 2.25% margin. The senior secured credit facility is subject to limitations on capital spending and, when loans are outstanding under the revolving credit facility, a maximum leverage ratio. In connection with the refinancing, the Company capitalized loan acquisition costs of approximately $8,672,000 and wrote-off loan acquisition costs of $7,173,000 associated with the previous senior secured credit facility.

        The Company's domestic subsidiaries guarantee indebtedness under the credit agreement. Substantially all assets of Polypore International, Inc. and its domestic subsidiaries and a first priority pledge of 66% of the voting capital stock of its foreign subsidiaries secure indebtedness under the credit agreement. Polypore's ability to pay dividends on its common stock is limited under the terms of the credit agreement.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

8. Debt (Continued)

        In connection with the 2004 Transactions, Polypore issued $225,000,000 8.75% senior subordinated dollar notes due 2012 and €150,000,000 8.75% senior subordinated euro notes due 2012 (collectively, the "Notes"). Interest is payable semi-annually on May 15 and November 15. The Notes are subordinated to all of the Company's existing and future senior debt, rank equally with all of its other senior subordinated debt and rank senior to all of its existing and future subordinated debt. The Company's domestic subsidiaries, subject to certain exceptions, guarantee the Notes.

        In July 2007, the Company used the proceeds from the initial public offering and cash on hand to purchase and retire the 10.50% senior discount notes. The purchase of the notes was accomplished by a tender offer and subsequent redemption of the notes not tendered. The total purchase price for the notes was $293,666,000, consisting of principal of $264,144,000 and tender and redemption premiums of $29,522,000. As a result of the purchase of the notes, the Company incurred a $30,057,000 charge to income, which is comprised of redemption and tender premiums of $29,522,000 and the write-off of unamortized loan acquisition costs of $535,000.

        In January 2008, the Company entered into two interest rate swap agreements with notional principal amounts totaling $250,000,000. The swap agreement with a notional amount of $50,000,000 effectively fixes the interest rate on that amount of debt at 5.5765% and expires on June 30, 2009. The swap agreement with a notional amount of $200,000,000 effectively fixes the interest rate on that amount of debt at 5.5355% and expires on December 31, 2009.

        Minimum scheduled principal repayments of debt are as follows:

(in thousands)
2008	$4,549
2009	3,742
2010	3,742
2011	3,742
2012	448,567
Thereafter	353,743

$818,085

9. Commitments and Contingencies

Leases

        The Company leases certain equipment and facilities under operating leases. Rent expense was $1,262,000, $1,877,000 and $3,839,000 in 2007, 2006 and 2005, respectively.

        The Company leases certain machinery and equipment under a capital lease agreement. The capital lease agreement expires in February 2011 and has an early buyout option in October 2009. Assets recorded under the capital lease are included in property, plant and equipment. At December 29, 2007 and December 30, 2006, the cost of assets under the capital lease agreement was $8,823,000 and accumulated depreciation was $4,470,000 and $3,059,000, respectively. Amortization of assets under the capital lease is included in depreciation expense.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

9. Commitments and Contingencies (Continued)

        Future minimum capital and operating lease payments at December 29, 2007 are:

(in thousands)	Capital Leases	Operating Leases
2008	$1,604	$808
2009	1,604	528
2010	1,604	378
2011	268	265
2012	—	68

	5,080	$2,047

Less amounts representing interest	326

Present value of minimum lease payments	4,754
Less current portion	1,435

	$3,319

Capital Expenditure Commitments

        Contractual commitments associated with the capital expansion projects at the Company's lithium battery separator facility in Charlotte, NC and lead-acid battery separator facility in Prachinburi, Thailand were $14,662,000 at December 29, 2007. The expansion projects will be finished and obligations under contractual commitments will be settled in 2008.

Raw Materials

        The Company employs a global purchasing strategy to achieve pricing leverage on its purchases of major raw materials. Accordingly, the Company purchases the majority of each type of raw material from one primary supplier with additional suppliers having been qualified to supply the Company if an interruption in supply were to occur. The Company believes that alternative sources of raw materials are readily available and the loss of any particular supplier would not have a material impact on the results of operations. However, the loss of raw material supply sources could, in the short term, adversely affect the Company's business until alternative supply arrangements were secured.

Collective Bargaining Agreements

        Approximately 53% of our employees are represented under collective bargaining agreements. A majority of those employees are located in Germany, Italy and France and are represented under industry-wide agreements that are subject to national and local government regulations. Labor unions also represent our employees in Owensboro, Kentucky and Corydon, Indiana. The collective bargaining agreement at the Owensboro facility covering approximately 10% of the Company's workers expires in April 2008, and the agreement covering workers at the Corydon facility expires in January 2010.

Other

        The Company is from time to time subject to various claims and other matters arising out of the normal conduct of business. The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional information

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

9. Commitments and Contingencies (Continued)

that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company believes that based on present information, it is unlikely that a liability, if any, exists that would have a materially adverse effect on the consolidated operating results, financial position or cash flows of the Company.

10. Income Taxes

        Significant components of deferred tax assets and liabilities consist of:

(in thousands)	December 29, 2007	December 30, 2006
Deferred tax assets:
Pension and postretirement benefits	$18,222	$19,651
Foreign tax credits	1,850	1,850
State tax credits	1,751	1,719
Net operating loss carryforwards	44,211	16,192
Environmental reserve	3,522	5,151
Interest expense	—	17,776
Other	5,836	5,146

Total deferred tax assets	75,392	67,485
Valuation allowance	(6,050)	(6,200)

Net deferred tax assets	69,342	61,285
Deferred tax liabilities:
Property, plant and equipment	(81,778)	(90,012)
Intangibles	(54,003)	(61,832)
Other	(6,586)	(3,788)

Total deferred tax liabilities	(142,367)	(155,632)

Net deferred taxes	$(73,025)	$(94,347)

        The valuation allowance decreased $150,000 in 2007 due to changes in state apportionment attributable to the financing activities that occurred in 2007. At December 29, 2007, the valuation allowance was $6,050,000, of which $769,000 relates to periods prior to the 2004 Transactions. Any reversal of these pre-2004 Transaction amounts would result in a reduction to goodwill.

        The Company had the following unrecognized tax positions:

(in thousands)
Balance as of December 31, 2006	$8,703
Increases related to current year positions	2,401
Increases related to prior year positions	71
Other	133

Balance as of December 29, 2007	$11,308

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

10. Income Taxes (Continued)

        The unrecognized tax positions include uncertain tax positions of $4,200,000 that may affect the Company's annual effective income tax rate upon resolution. The Company recognizes accrued interest and penalties related to unrecognized tax positions as a component of income tax expense in its financial statements. As of December 29, 2007 and December 31, 2006, the Company had accrued $485,000 and $375,000, respectively, for the potential payment of penalties and interest.

        The Company has operations in North America, Europe and Asia and files tax returns in numerous tax jurisdictions. The Company is not subject to income tax adjustments in the U.S. for tax years before 2002 and in foreign jurisdictions for tax years prior to 2000. The Company is currently undergoing income tax audits in two tax jurisdictions. The U.S. tax authority is examining the Company's Federal income tax returns for tax years 2003 and 2004. The German tax authority has informed the Company that they will audit the 2001, 2002 and 2003 tax years of one of the Company's German subsidiaries. Although the outcome of tax audits is uncertain, management believes that adequate provisions for income taxes have been made for potential liabilities resulting from such matters. Because audit outcomes and the timing of audit settlements are subject to significant uncertainty, the Company cannot make a reasonable estimate of the impact on earnings in the next twelve months from these audits. Management is not aware of any issues for open tax years that upon final resolution will have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

        At December 29, 2007, the Company has total German net operating loss carryforwards of approximately $31,111,000. During 2007 and 2006, the Company utilized $17,100,000 and $1,021,000, respectively, of the German net operating loss carryforwards at its Wuppertal and Norderstedt facilities. The carryforwards in Germany do not expire but are subject to certain limitations in their use. The Company has net operating loss carryforwards in Austria of approximately $3,807,000. The carryforwards in Austria do not expire but are subject to certain limitations in their use. Since the Company has closed its facility in Austria, a full valuation allowance has been provided for these carryforwards. The Company has net operating loss carryforwards in the United States of approximately $102,286,000 that expire beginning in 2026.

        Deferred taxes are reflected in the consolidated balance sheet as follows:

(in thousands)	December 29, 2007	December 30, 2006
Current deferred tax asset	$1,808	$—
Non-current deferred tax liability	(74,833)	(94,347)

Net deferred taxes	$(73,025)	$(94,347)

        Income (loss) before income taxes and cumulative effect of a change in accounting principle includes the following components:

(in thousands)	Year ended December 29, 2007	Year ended December 30, 2006	Year ended December 31, 2005
United States	$(59,744)	$(39,635)	$(37,652)
Foreign	44,300	(13,252)	26,084

	$(15,444)	$(52,887)	$(11,568)

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

10. Income Taxes (Continued)

        Income tax expense (benefit) consists of:

(in thousands)	Year ended December 29, 2007	Year ended December 30, 2006	Year ended December 31, 2005
Current:
U.S. taxes on domestic income	$2,592	$1,631	$(721)
Foreign taxes	13,615	10,329	9,692

Total current	16,207	11,960	8,971
Deferred:
U.S. taxes on domestic income	(22,173)	(14,492)	(13,234)
Foreign taxes	(10,024)	(20,416)	(4,363)

Total deferred	(32,197)	(34,908)	(17,597)

	$(15,990)	$(22,948)	$(8,626)

        Income taxes at the Company's effective tax rate differed from income taxes at the statutory rate as follows:

(in thousands)	Year ended December 29, 2007	Year ended December 30, 2006	Year ended December 31, 2005
Computed income taxes at the expected statutory rate	$(5,406)	$(18,381)	$(4,049)
Extraterritorial income exclusion	—	(1,361)	(1,300)
State and local taxes	(1,337)	(1,525)	(1,562)
Foreign taxes	(3,439)	(5,738)	(4,654)
Changes in tax laws	(8,529)	—	—
Interest expense disallowed	630	1,232	1,154
Valuation allowance	(150)	2,163	1,792
Provisions for uncertain tax positions	2,605	1,235	—
Other	(364)	(573)	(7)

Income tax provision (benefit)	$(15,990)	$(22,948)	$(8,626)

        Income tax expense recorded in the financial statements differs from the Federal statutory income tax rate due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, and various changes in estimates of permanent differences and valuation allowances. During the year ended December 29, 2007, the Company's rate was also significantly impacted by two European tax law changes.

        On August 17, 2007, the German government enacted the 2008 Tax Reform Act legislation. This comprehensive German tax reform legislation reduces corporate tax rates for 2008 and beyond and also fundamentally changes the calculation of taxable income in Germany. While the corporate income tax and trade tax regime within Germany have remained, the Act reduces the maximum corporate income tax rate from 25% to 15% and the maximum trade tax rate from 18% to 15.2%. Additional provisions of the legislation include the disallowance of deductions of the trade tax and certain interest expense from taxable income. As a result of the Act, the Company's German deferred tax liabilities existing as

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

10. Income Taxes (Continued)

of January 1, 2008 will reverse in future years at a lower effective tax rate. The Company recognized the effect of the new tax legislation during 2007, resulting in an increase in the income tax benefit of $6,950,000.

        On December 21, 2007, the Italian Parliament approved the 2008 Finance Bill, which affected taxation of corporations doing business in Italy. The most significant change was the reduction of the corporate income tax rate from 33% to 27.5% and the reduction of the local income tax rate from 4.25% to 3.9%. As a result of this change in tax law, the Company's Italian deferred tax liabilities existing as of January 1, 2008 will reverse in future years at a lower effective tax rate. The Company recognized the effect of the new tax legislation during 2007, resulting in an increase in the income tax benefit of $1,579,000.

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

        The Company has entered into an agreement with the Board of Investment in Thailand under which the Company's Thailand subsidiary is exempt from that country's corporate income tax on income derived from manufacturing activities. Subject to certain limitations, this agreement provides for 100% of the Company's income from manufacturing activities in Thailand to be tax-free through 2010 and 50% of the income to be tax-free for another five years. The benefits recognized from this tax holiday were approximately $1,700,000, $1,300,000 and $1,600,000 in 2007, 2006 and 2005, respectively.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

11. Employee Benefit Plans

Pension and Other Postretirement Benefits

        The Company and its subsidiaries sponsor multiple defined benefit pension plans and an other postretirement benefit plan. The Company's pension plans are based in subsidiaries located outside of the United States. The Company uses its year-end as the measurement date for these plans. The following table sets forth the funded status of the defined benefit pension plans and the postretirement plan.

	Pension Plans		Other Postretirement Benefits
(in thousands)	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Change in Benefit Obligation
Benefit obligation at beginning of year	$(85,706)	$(75,114)	$(1,926)	$(1,989)
Service cost	(2,171)	(2,981)	(67)	(34)
Interest cost	(3,865)	(3,180)	(135)	(111)
Participant contributions	—	—	(38)	(44)
Actuarial gain (loss)	8,176	(1,529)	(359)	106
Benefit payments	2,273	2,291	363	146
Settlements	59	3,299	—	—
Curtailments	635	—	—	—
Plan amendments	1,067	—	—	—
Foreign currency translation and other	(9,211)	(8,492)	—	—

Benefit obligation at end of year	(88,743)	(85,706)	(2,162)	(1,926)
Change in Plan Assets
Fair value of plan assets at beginning of year	21,401	20,256	—	—
Actual return on plan assets	261	16	—	—
Company contributions	2,165	3,917	325	102
Participant contributions	—	—	38	44
Benefit payments	(2,273)	(2,291)	(363)	(146)
Settlements	(59)	(3,299)	—	—
Foreign currency translation and other	2,420	2,802	—	—

Fair value of plan assets at end of year	23,915	21,401	—	—

Funded status at end of year	(64,828)	(64,305)	(2,162)	(1,926)
Unrecognized net actuarial (gain) loss(a)	—	13,219	—	(46)

Net amount recognized	$(64,828)	$(51,086)	$(2,162)	$(1,972)

Amounts recognized in the consolidated balance sheet consist of:
Accrued liabilities	$(1,016)	$—	$(195)	$—
Pension and postretirement benefits liabilities	(63,812)	(59,247)	(1,967)	(1,972)
Accumulated other comprehensive loss (pre-tax)(a)	—	8,161	—	—

Net amount recognized	$(64,828)	$(51,086)	$(2,162)	$(1,972)

Amounts recognized in accumulated other comprehensive loss (pre-tax) consist of:
Net actuarial loss	$6,230	$—	$20	$—
Prior service credit	(1,060)	—	—	—
Minimum pension liability(a)	—	8,161	—	—

Net amount recognized	$5,170	$8,161	$20	$—

(a)
Amounts recognized in accumulated other comprehensive loss in 2007 upon adoption of FAS 158.

        The accumulated benefit obligation for all defined benefit pension plans was $81,942,000 and $79,518,000 at December 29, 2007 and December 30, 2006, respectively. Each of the Company's

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

11. Employee Benefit Plans (Continued)

defined benefit pension plans had accumulated benefit obligations in excess of plan assets at December 29, 2007.

        The following table provides the components of net periodic benefit cost:

	Pension Plans
(in thousands)	Year ended December 29, 2007	Year ended December 30, 2006	Year ended December 31, 2005
Service cost	$2,171	$2,981	$3,039
Interest cost	3,865	3,180	3,221
Expected return on plan assets	(1,033)	(75)	(803)
Amortization of prior service cost	(76)	16	—
Recognized net actuarial loss	404	343	35
Settlement gain, net	(59)	(944)	—
Curtailment gain	(461)	—	—

Net periodic benefit cost	$4,811	$5,501	$5,492

	Other Postretirement Benefits
(in thousands)	Year ended December 29, 2007	Year ended December 30, 2006	Year ended December 31, 2005
Service cost	$67	$34	$31
Interest cost	135	111	114
Recognized net actuarial loss	18	—	8

Net periodic benefit cost	$220	$145	$153

        Weighted average assumptions used to determine the benefit obligation and net periodic benefit costs consist of:

	Pension Plans		Other Postretirement Benefits
Weighted average assumptions as of the end of year	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Discount rate used to determine the benefit obligation	5.25%	4.40%	6.00%	5.75%
Discount rate used to determine the net periodic benefit costs	4.40%	4.25%	5.75%	5.75%
Expected return on plan assets	5.00%	5.00%	N/A	N/A
Rate of compensation increase	2.00%	2.00%	N/A	N/A

        The Company's pension plan assets are invested to obtain a reasonable long-term rate of return at an acceptable level of investment risk. Risk tolerance is established through consideration of plan liabilities, plan funded status and corporate financial condition. Investment risk is measured and monitored on an ongoing basis through periodic investment portfolio reviews, liability measurements and asset/liability studies. The Company's expected return on plan assets is based on historical market data for each asset class. The assets in the pension plans are diversified across equity and fixed income investments, except for certain pension plans funded by insurance contracts. The investment portfolio has target allocations of approximately 30% equity and 70% fixed income (including insurance

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

11. Employee Benefit Plans (Continued)

contracts). At December 29, 2007, the actual portfolio allocations were 26% equity, 60% bonds and 14% insurance contracts.

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

        The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit costs during 2008 are as follows:

(in thousands)	Pension Plans
Net actuarial loss	$35
Prior service credit	(82)

$(47)

        The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate for the medical plan) is 8.50% for 2008, and is assumed to trend down to 5% by 2011 and thereafter. The health care cost trend rate assumption has a significant effect on the amount of the obligation and periodic cost reported. A one percentage-point change in the health care trend rates would not have a material effect on the post-retirement benefit obligation.

        In 2008, the Company expects to contribute $1,756,000 and $201,000 to its pension and postretirement benefit plans, respectively.

        The estimated future benefit payments expected to be paid for each of the next five years and the sum of payments expected for the next five years thereafter are:

(in thousands)	Pension Plans	Other Postretirement Benefits
2008	$2,864	$201
2009	3,033	177
2010	3,426	159
2011	3,552	151
2012	3,941	124
2013–2017	23,151	675

401(k) Plans

        The Company sponsors a 401(k) plan for U.S. salaried employees. Salaried employees are eligible to participate in the plan on January 1, April 1, July 1 or October 1 after their date of employment. Under the plan, employer contributions are defined as 5% of a participant's base salary plus a matching of employee contributions allowing for a maximum matching contribution of 3% of a participant's earnings. The cost of the plan recognized as expense was $2,273,000, $1,550,000 and $1,585,000 in 2007, 2006 and 2005, respectively.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

11. Employee Benefit Plans (Continued)

        In accordance with collective bargaining agreements, the Company sponsors a 401(k) plan for U.S. hourly employees subject to such agreements. Depending on the applicable collective bargaining agreement, employer basic contributions are defined as 2% or 3.25% of a participant's base earnings plus a matching of employee contributions allowing for a maximum matching contribution of 2.25% or 2.50% of a participant's earnings. The Company also makes a separate contribution for employees hired prior to January 1, 2000 and who are not eligible for the postretirement benefit plan. The cost of the plan recognized as expense was $707,000, $613,000 and $569,000 in 2007, 2006 and 2005, respectively.

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

12. Environmental Matters

        The Company accrues for environmental obligations when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. Environmental reserves, which are predominately euro-denominated were $29,153,000 and $27,995,000 as of December 29, 2007 and December 30, 2006, respectively. The increase in environmental reserves resulted from changes in foreign exchange rates, offset by payments made during 2007.

        In connection with the 2004 Transactions, the Company identified potential environmental contamination at its manufacturing facility in Potenza, Italy. Based on environmental studies and the initial remediation plan presented to local authorities, the Company recorded a liability of $3,261,000 in connection with the application of purchase accounting for the 2004 Transactions. During the fourth quarter of 2006, the Company further refined the remediation plan after consultations with local authorities, resulting in an increase in the estimated environmental liability of $1,078,000 that was recorded through a charge to earnings. The Company anticipates that expenditures will be made over the next seven to ten years.

        In 2006, as part of an internal self-audit of its Corydon, Indiana and Owensboro, Kentucky facilities, the Company identified instances of potential non-compliance with its environmental operating permits at these facilities. The Company self-reported these issues to the proper state and federal agencies and is taking steps to resolve these issues. Although the agencies have the authority and discretion to issue substantial fines that could be material, based upon management's analysis of facts and circumstances and consideration of recent cases addressed by the agencies involved, the

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

12. Environmental Matters (Continued)

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

        The Company has indemnification agreements for certain environmental matters from Acordis A.G. ("Acordis") and Akzo Nobel N.V. ("Akzo"), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis's successors. Akzo's indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. The Akzo agreement provides indemnification of claims through December 2007, with the indemnification percentage decreasing each year during the coverage period. Through December 2003, Akzo pays 75% of any approved claim. After that, Akzo pays 65% of claims reported through December 2006 and 50% of claims reported through December 2007. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. At December 29, 2007 and December 30, 2006, amounts receivable under the indemnification agreements were $19,952,000 and $18,669,000, respectively. The current portion of the indemnification receivable is included in other current assets.

13. Business Restructuring

2006 Restructuring Plan

        In response to a significant decline in demand for cellulosic hemodialysis membranes driven by a shift in industry demand toward synthetic membranes, the Company's separations media segment exited the production of cellulosic membranes and realigned its cost structure at its Wuppertal, Germany facility. On August 24, 2006, the Company announced a layoff of approximately 150 employees. Production of cellulosic hemodialysis membranes ceased on December 27, 2006 and the majority of the employees were laid off effective January 1, 2007. The total cost of the plan is expected to be approximately $33,753,000, consisting of a $17,492,000 non-cash impairment charge for buildings and equipment used in the production of cellulosic hemodialysis membranes, $10,466,000 for the employee layoffs and $5,795,000 for other costs related to the shutdown of portions of the Wuppertal facility that will no longer be used. The other costs included in the restructuring plan are related to local regulations surrounding complete or partial shutdowns of a facility. During 2007, restructuring charges were reduced by $937,000 as the Company reversed restructuring liabilities, largely as a result of lower actual severance expenses than originally estimated. The Company expects to complete these activities by the end of the 2010. The timing, scope and costs of these restructuring measures are subject to change as the Company proceeds with its restructuring plans and further evaluates its business needs and costs.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

13. Business Restructuring (Continued)

2005 Restructuring Plan

        In order to better accommodate customer growth and related demand for both lead-acid and lithium battery separators in the greater Asian market, the Company's energy storage segment transferred certain assets from Europe and the United States to its facilities in Thailand and China. The capacity realignment plan included the closure of the Company's facility in Feistritz, Austria, the downsizing of its Norderstedt, Germany facility and the relocation of certain assets from these two plants to the Company's facilities in Prachinburi, Thailand. During 2006, the Company completed installation and started production with the assets relocated to Thailand. Additionally, finishing equipment from the Company's facility in Charlotte, North Carolina was relocated to its facility in Shanghai, China. The total cost of the realignment plan was $9,117,000, including a non-cash impairment charge of $1,278,000 in 2005 for property, plant and equipment located at the Feistritz, Austria facility that was relocated to Prachinburi, Thailand.

2004 Restructuring Plan

        In an effort to manage costs and in response to the decision of a customer to outsource its dialyzer production, the Company implemented a number of cost reduction measures in 2004 relating to the separations media segment, including employee layoffs, the relocation of certain research and development operations conducted in a leased facility in Europe to facilities where the related manufacturing operations are conducted and other cost reductions. All activities and charges relating to the 2004 Restructuring Plan were completed during 2006. During 2007, restructuring charges were reduced as the Company reversed restructuring liabilities of $479,000, largely as a result of lower actual severance expenses than originally estimated.

        Restructuring activity during 2007 consists of:

(in thousands)	Balance at December 30, 2006	Restructuring Charges	Cash Payments	Foreign Currency Translation	Balance at December 29, 2007
2006 Restructuring Plan:
Severance and benefit costs	$11,559	$(937)	$(7,684)	$610	$3,548
Other	5,684	158	(4,771)	217	1,288

	17,243	(779)	(12,455)	827	4,836
2005 Restructuring Plan:
Severance and benefit costs	876	161	(690)	57	404
Other	—	211	(211)	—	—

	876	372	(901)	57	404
2004 Restructuring Plan:
Severance and benefit costs	1,152	(479)	(729)	56	—

Total	$19,271	$(886)	$(14,085)	$940	$5,240

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

13. Business Restructuring (Continued)

        Restructuring activity during 2006 consists of:

(in thousands)	Balance at December 31, 2005	Restructuring Charges	Non-cash Charges	Cash Payments	Foreign Currency Translation	Balance at December 30, 2006
2006 Restructuring Plan:
Severance and benefit costs	$—	$11,403	$—	$(286)	$442	$11,559
Asset impairment	—	17,492	(17,492)	—	—	—
Other	—	5,637	—	(102)	149	5,684

	—	34,532	(17,492)	(388)	591	17,243
2005 Restructuring Plan:
Severance and benefit costs	1,506	557	—	(1,338)	151	876
Other	—	1,334	—	(1,334)	—	—

	1,506	1,891	—	(2,672)	151	876
2004 Restructuring Plan:
Severance and benefit costs	4,069	—	—	(3,140)	223	1,152
Raw materials	32	—	—	(33)	1	—
Other	265	604	—	(877)	8	—

	4,366	604	—	(4,050)	232	1,152

Total	$5,872	$37,027	$(17,492)	$(7,110)	$974	$19,271

        The Company expects to make payments against the restructuring reserve as follows:

(in thousands)
2008	$2,060
2009	668
2010	821
2011	1,107
2012	117
Thereafter	467

$5,240

        In the consolidated balance sheet, the current portion of the reserve for business restructuring costs is recorded in "Accrued liabilities" and the non-current portion is recorded in "Other" non-current liabilities.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

14. Other Comprehensive Loss

        The components of accumulated other comprehensive loss were as follows:

(in thousands)	December 29, 2007	December 30, 2006
Foreign currency translation adjustment	$(301)	$852
Net actuarial loss and prior service credit	(3,624)	—
Minimum pension liability	—	(4,901)

Accumulated other comprehensive loss	$(3,925)	$(4,049)

15. Stock-Based Compensation Plans

        The Company offers stock option plans to attract, retain, motivate and reward key officers, non-employee directors and employees. Stock options are issued at a price not less than the fair market value on the grant date.

        On June 28, 2007, the Company adopted the 2007 Stock Incentive Plan ("2007 Plan"). The 2007 Plan allows for the grant of stock options, restricted stock and other instruments for up to a total of 1,751,963 shares of common stock. Stock options granted under the 2007 Plan have 10-year terms and will be issued with an exercise price not less than the fair market value of the Company's stock on the grant date. Stock options granted under the 2007 Plan may vest based on satisfaction of certain annual performance criteria or may vest over time.

        On June 15, 2006, the Company adopted the Polypore International, Inc. 2006 Stock Option Plan ("2006 Plan") and reserved 2,596,694 shares for issuance under the 2006 Plan. Options granted under the 2006 Plan have 10-year terms and vest based on satisfaction of certain annual and cumulative performance criteria over the four fiscal year period following the adoption of the 2006 Plan. In addition, all or a portion of the options granted under the 2006 Plan will vest upon a change in control if equity investors receive predetermined rates of return on their investment.

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

        Stock option compensation expense was $705,000, $302,000 and $456,000 in 2007, 2006 and 2005, respectively. Stock option compensation expense is recognized as a component of "Selling, general and administrative expenses" in the accompanying consolidated statements of operations. As of December 29, 2007, the Company had $3,055,000 of total unrecognized stock option compensation expense, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.3 years.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

15. Stock-Based Compensation Plans (Continued)

        A summary of the status of the Company's stock option plans is as follows:

	Options	Weighted- average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 30, 2006	2,260,571	$5.22
Granted	345,500	17.07
Exercised	(23,065)	5.14
Forfeited	(118,967)	4.92

Outstanding at December 29, 2007	2,464,039	$6.89	8.6	$25,244

Vested and exercisable at December 29, 2007	666,667	$5.33	8.2	$7,870
Expected to vest	1,542,428	7.47	8.7	15,124

        Exercise prices for options outstanding at December 29, 2007 ranged from $4.92 to $17.76. The total intrinsic value of options exercised during 2007 amounted to $243,000.

        The total fair values of options vested during 2007, 2006 and 2005 were $374,000, $309,000 and $329,000, respectively.

        Under FAS 123(R), the Company is required to estimate the fair value of stock options on the date of the grant using an option-pricing model. The weighted average grant-date fair value of options granted during 2007, 2006 and 2005 amounted to $6.91, $1.32 and $1.36 per share, respectively. The fair value of each stock option granted was estimated on the date of grant based on the Black-Scholes option pricing model with the following weighted-average assumptions:

	Weighted average assumptions
	2007	2006	2005
Weighted-average expected life (years)	6.25	3.50	4.00
Risk-free interest rate	3.57%–4.51%	5.10%	3.86%
Expected volatility	23.00%–34.90%	23.00%	20.00%
Dividend yield	—	—	—

        The potential expected life of the stock options range from the vesting period of the options (three and a half years to five years) to the contractual life of the options of ten years. During 2005, because the Company had no history with the expected life of stock options, the Company used the low end of the range in its fair value calculations, as allowed under FAS 123. During 2006 and 2007, the Company determined that the expected life of the options was 3.5 and 6.5 years, respectively, based primarily on the structure of the option plans, the vesting periods and the contractual lives of the options.

        The Company's risk-free interest rate is based on the interest rate of U.S. Treasury bills with a term approximating the expected life of the option and is measured at the date of the stock option grant. Since the Company's common stock has only been publicly traded since June 28, 2007, the expected volatility was estimated based on the historical volatility of certain publicly-traded peer companies. The Company does not anticipate paying dividends.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

15. Stock-Based Compensation Plans (Continued)

        Under the 2007 Plan, the Company's three outside directors received annual restricted stock grants totaling approximately $10,000 per director, which vest equally over a period of three years. During 2007, these restricted stock grants totaled 1,848 shares at an average grant price of $16.23 per share. At December 29, 2007, none of the restricted stock shares had vested. During 2007, the Company recognized $2,000 in expense related to the restricted stock grants and expects to recognize $28,000 in expense over the next two years.

16. Acquisition

        Effective January 1, 2007, the Company purchased from Nippon Sheet Glass Company, Limited ("NSG") a 60% share in Daramic NSG Tianjin PE Separator Co., LTD ("DNPET") for $5,475,000, including acquisition related costs. DNPET is a lead-acid battery separator manufacturing facility located in Tianjin, China. The acquisition supports the Company's strategy of expanding capacity in the high growth Asia-Pacific region. Beginning January 1, 2007, DNPET's assets, liabilities, results of operations and cash flows are consolidated with those of the Company and NSG's interest in DNPET is included in the Company's consolidated balance sheet as minority interest within other liabilities. The Company is entitled to all of the earnings and cash flow from DNPET for the first two years and after that, earnings and cash flows are allocated based on ownership percentages. The acquisition was accounted for as a purchase in conformity with FASB Statement No. 141, Business Combinations and FASB Statement No. 142, Goodwill and Other Intangible Assets. On January 1, 2009 and January 1, 2012, the Company can exercise a call option and NSG can exercise a put option for the Company to purchase NSG's 40% ownership interest for $3,600,000. After 2012, the exercise price of the call and put options will be equal to the fair market value of the shares, as determined by an independent appraiser. No amounts were assigned to the call or put option in the allocation of purchase price for the acquisition. The excess of the purchase price over the fair value of the net assets purchased was approximately $1,240,000 and was allocated to goodwill. DNPET is included in the Company's energy storage segment.

17. Related Party Transactions

        The Company's German subsidiary has equity investments in two companies that provide patent, trademark and research services for the Company. The investments represent approximately 25% ownership in each of the firms and are accounted for by the equity method of accounting. The Company's equity investment account balance was $278,000 and $177,000 at December 29, 2007 and December 30, 2006, respectively. Charges from the affiliates for work performed were $1,266,000, $961,000 and $1,407,000 in 2007, 2006 and 2005, respectively. The Company has amounts due to the affiliates of approximately $112,000 and $59,000 at December 30, 2007 and December 30, 2006, respectively.

18. Segment Information

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

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

18. Segment Information (Continued)

        The Company evaluates the performance of segments and allocates resources to segments based on operating income before interest, income taxes, depreciation and amortization. In addition, it evaluates business segment performance before business restructuring charges and the impact of certain non-recurring costs. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Financial information relating to the reportable operating segments is presented below:

(in thousands)	Year ended December 29, 2007	Year ended December 30, 2006	Year ended December 31, 2005
Net sales to external customers (by major product group):
Lead-acid battery separators	$293,870	$263,279	$244,482
Lithium battery separators	87,884	79,693	64,919

Energy storage	381,754	342,972	309,401
Healthcare	103,151	94,065	91,468
Filtration and specialty	52,159	42,640	31,635

Separations media	155,310	136,705	123,103

Total net sales to external customers	$537,064	$479,677	$432,504

Operating income:
Energy storage	$81,585	$72,081	$62,914
Separations media	22,205	5,218	13,186
Corporate	(271)	(258)	(1,405)

Segment operating income	103,519	77,041	74,695
Business restructuring	(886)	37,027	8,693
Change in accounting principle related to postemployment benefits	—	(2,593)	—

Total operating income	104,405	42,607	66,002
Reconciling items:
Interest expense	80,998	92,287	81,988
Costs related to purchase of 10.50% senior discount notes	30,057	—	—
Write-off of loan acquisition costs associated with refinancing of senior secured credit facilities	7,173	—	—
Foreign currency and other	1,621	3,207	(4,418)

Loss before income taxes	$(15,444)	$(52,887)	$(11,568)

Depreciation and amortization:
Energy storage	$32,334	$31,453	$31,694
Separations media	16,519	28,759	22,405

Total depreciation and amortization	$48,853	$60,212	$54,099

Capital expenditures:
Energy storage	$18,230	$15,070	$6,293
Separations media	11,570	8,903	6,724

Total capital expenditures	$29,800	$23,973	$13,017

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

18. Segment Information (Continued)

(in thousands)	December 29, 2007	December 30, 2006
Assets:
Energy storage	$874,522	$840,523
Separations media	516,828	502,203
Corporate assets	37,693	47,134

Total assets	$1,429,043	$1,389,860

        Net sales by geographic location, based on the country from which the product is shipped, were as follows:

(in thousands)	Year ended December 29, 2007	Year ended December 30, 2006	Year ended December 31, 2005
Net sales to unaffiliated customers:
United States	$187,712	$181,486	$159,822
Germany	150,461	131,002	121,360
France	80,259	73,290	64,450
Other	118,632	93,899	86,872

Total	$537,064	$479,677	$432,504

        Property, plant and equipment by geographic location were as follows:

(in thousands)	December 29, 2007	December 30, 2006
United States	$111,378	$107,050
Germany	180,557	167,199
Thailand	44,620	34,981
Other	64,729	54,296

Total	$401,284	$363,526

19. Quarterly Results of Operations (Unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended December 29, 2007
Net sales	$129,781	$131,736	$130,419	$145,128
Gross profit	48,281	47,901	46,015	55,382
Net income (loss)	2,110	(1,051)	(14,580)	14,067
Net income (loss) per common share—basic and diluted	$0.08	$(0.04)	$(0.36)	$0.35

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

19. Quarterly Results of Operations (Unaudited) (Continued)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended December 30, 2006
Net sales	$115,293	$123,094	$116,384	$124,906
Gross profit	40,313	44,633	38,088	41,907
Loss before the cumulative effect of a change in accounting principle	(1,560)	(1,374)	(24,118)	(2,748)
Net loss	(1,329)	(1,374)	(24,118)	(2,748)
Loss per share before the cumulative effect of a change in accounting principle—basic and diluted	$(0.06)	$(0.05)	$(0.95)	$(0.11)
Net loss per common share—basic and diluted	$(0.05)	$(0.05)	$(0.95)	$(0.11)

        During the third quarter of 2007, the Company used the proceeds from its initial public offering and cash on hand to purchase and retire its 10.50% senior discount notes. As a result of the purchase of the notes, the Company incurred a $30,038,000 charge to income, which is comprised of redemption and tender premiums of $29,504,000 and the write-off of unamortized loan acquisition costs of $534,000. The Company also refinanced Polypore's senior secured credit facility with a new senior secured credit facility. In connection with the refinancing, the Company wrote-off loan acquisition costs of $7,173,000 associated with the previous senior secured credit facility.

        During the third quarter of 2007, the German government enacted the 2008 Tax Reform Act legislation which reduced corporate income tax rates and changed the calculation of taxable income in Germany. The Company recognized the effect of the new tax legislation during the third quarter of 2007, resulting in an increase in the income tax benefit of $6,140,000.

        During the fourth quarter of 2007, the Italian Parliament approved the 2008 Finance Bill which reduced corporate income tax rates affected taxation of corporations doing business in Italy. As a result of the changes in the Italian and German tax laws, the Company recorded an additional tax benefit of approximately $2,389,000 in the fourth quarter of 2007 to reflect the new legislation.

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

20. Subsequent Events

        In January 2008, the Company divested a small synthetic paper product line that did not align with its long term strategy for growth. Sales and earnings from this product line were not material to the Company's results for the three years ended December 29, 2007. The product line was sold for $4,000,000, and the Company expects to recognize a pre-tax gain on the sale of approximately $3,700,000 in the first quarter of 2008.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

20. Subsequent Events (Continued)

        On March 3, 2008, the Company purchased 100% of the stock of Microporous Holding Corporation, the parent company of Microporous Products L.P. ("Microporous") for approximately $76,000,000. The acquisition of Microporous adds rubber-based battery separator technology to its product line. This acquisition broadens the Company's participation in the deep-cycle industrial battery market (e.g., golf cart and stationary batteries), adds to its membrane technology portfolio and product breadth, enhances service to common customers and adds cost-effective production capacity. The acquisition was funded with a combination of cash, assumption of $14,053,000 of debt and borrowings of $17,000,000 under the Company's revolving credit facility. Additionally, the former owners may receive earn-out payments up to $3,750,000 in aggregate over the next three years depending upon the performance of the business.

21. Financial Statements of Guarantors

        On July 31, 2007, Polypore merged with and into the Company, and the Company assumed all of Polypore's obligations under the 8.75% senior subordinated notes. The senior subordinated notes are unconditionally guaranteed, jointly and severally, on a senior basis by certain of the Company's wholly owned subsidiaries ("Guarantors"). Management has determined that separate complete financial statements of the Guarantors would not be material to users of the financial statements.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

21. Financial Statements of Guarantors (Continued)

        The following sets forth condensed consolidating financial statements of the Guarantors and non-Guarantor subsidiaries.

Condensed Consolidating Balance Sheet

As of December 29, 2007

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$40,055	$14,879	$—	$54,934
Accounts receivable, net	36,116	79,503	—	—	115,619
Inventories	20,360	43,969	—	—	64,329
Deferred income taxes	—	—	1,808	—	1,808
Prepaid and other	2,578	10,242	(155)	—	12,665

Total current assets	59,054	173,769	16,532	—	249,355
Due from affiliates	237,033	324,314	287,491	(848,838)	—
Investment in subsidiaries	224,443	283,721	270,952	(779,116)	—
Property, plant and equipment, net	111,379	289,905	—	—	401,284
Goodwill	—	1,240	567,544	—	568,784
Intangibles and loan acquisition costs, net	44	—	187,817	—	187,861
Other	1,552	17,659	2,548	—	21,759

Total assets	$633,505	$1,090,608	$1,332,884	$(1,627,954)	$1,429,043

Liabilities and shareholders' equity
Accounts payable and accrued liabilities	$30,548	$47,206	$6,800	$—	$84,554
Income taxes payable	—	—	424	—	424
Current portion of debt	—	513	4,036	—	4,549
Current portion of capital lease obligation	1,435	—	—	—	1,435

Total current liabilities	31,983	47,719	11,260	—	90,962
Due to affiliates	315,847	310,017	222,974	(848,838)	—
Debt, less current portion	—	50,661	762,875	—	813,536
Capital lease obligation, less current portion	3,319	—	—	—	3,319
Pension and postretirement benefits, less current portion	2,343	63,436	—	—	65,779
Postemployment benefits	—	3,673	—	—	3,673
Environmental reserve, less current portion	—	22,627	—	—	22,627
Deferred income taxes and other	70,954	22,418	444	—	93,816
Shareholder's equity	209,059	570,057	335,331	(779,116)	335,331

Total liabilities and shareholders' equity	$633,505	$1,090,608	$1,332,884	$(1,627,954)	$1,429,043

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

21. Financial Statements of Guarantors (Continued)

Condensed Consolidating Balance Sheet

As of December 30, 2006

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$30,807	$23,905	$—	$54,712
Accounts receivable, net	37,287	64,823	—	—	102,110
Inventories	16,211	51,530	—	—	67,741
Other	3,435	10,062	(111)	—	13,386

Total current assets	56,933	157,222	23,794	—	237,949
Due from affiliates	199,196	256,327	284,658	(740,181)	—
Investment in subsidiaries	252,129	304,592	220,743	(777,464)	—
Property, plant and equipment, net	107,050	256,476	—	—	363,526
Goodwill	—	—	567,587	—	567,587
Intangibles and loan acquisition costs, net	57	—	204,588	—	204,645
Other	645	15,437	71	—	16,153

Total assets	$616,010	$990,054	$1,301,441	$(1,517,645)	$1,389,860

Liabilities and shareholders' equity
Accounts payable and accrued liabilities	$13,769	$53,741	$13,867	$—	$81,377
Income taxes payable	13,447	(9,758)	—	—	3,689
Current portion of debt	—	152	3,786	—	3,938
Current portion of capital lease obligation	1,377	—	—	—	1,377

Total current liabilities	28,593	44,135	17,653	—	90,381
Due to affiliates	290,183	258,683	191,315	(740,181)	—
Debt, less current portion	—	63	1,038,774	—	1,038,837
Capital lease obligations, less current portion	4,754	—	—	—	4,754
Pension and postretirement benefits	2,302	58,917	—	—	61,219
Post employment benefits	—	4,451	—	—	4,451
Environmental reserve, less current portion	—	22,935	—	—	22,935
Deferred income taxes and other	63,593	49,991	(15,963)	—	97,621
Shareholder's equity	226,585	550,879	69,662	(777,464)	69,662

Total liabilities and shareholders' equity	$616,010	$990,054	$1,301,441	$(1,517,645)	$1,389,860

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

21. Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Operations

For the year ended December 29, 2007

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales	$187,712	$349,352	$—	$—	$537,064
Cost of goods sold	81,816	257,669	—	—	339,485

Gross profit	105,896	91,683	—	—	197,579
Selling, general and administrative expenses	59,391	34,119	550	—	94,060
Business restructuring	—	(886)	—	—	(886)

Operating income (loss)	46,505	58,450	(550)	—	104,405
Costs related to purchase of 10.50% senior discount notes	—	—	30,057	—	30,057
Write-off of loan acquisition costs associated with refinancing of senior secured credit facilities	—	—	7,173	—	7,173
Interest expense and other	(7,276)	10,357	79,538	—	82,619
Equity in earnings of subsidiaries	—	—	(64,250)	64,250	—

Income (loss) before income taxes	53,781	48,093	(53,068)	(64,250)	(15,444)
Income taxes	29,491	8,133	(53,614)	—	(15,990)

Net income	$24,290	$39,960	$546	$(64,250)	$546

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

21. Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Operations

For the year ended December 30, 2006

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales	$181,142	$298,535	$—	$—	$479,677
Cost of goods sold	81,627	233,109	—	—	314,736

Gross profit	99,515	65,426	—	—	164,941
Selling, general and administrative expenses	54,539	32,630	731	—	87,900
Business restructuring	—	37,027	—	—	37,027
Change in accounting principle related to postemployment benefits	—	(2,593)	—	—	(2,593)

Operating income (loss)	44,976	(1,638)	(731)	—	42,607
Interest expense and other	(4,449)	7,534	92,409	—	95,494
Equity in earnings of subsidiaries	—	—	(21,336)	21,336	—

Income (loss) before income taxes	49,425	(9,172)	(71,804)	(21,336)	(52,887)
Income taxes	27,806	(8,889)	(42,004)	—	(23,087)

Net income (loss) before the cumulative effect of a change in accounting principle	$21,619	$(283)	$(29,800)	$(21,336)	$(29,800)

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

21. Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Operations

For the year ended December 31, 2005

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales	$160,015	$272,489	$—	$—	$432,504
Cost of goods sold	75,653	206,617	—	—	282,270

Gross profit	84,362	65,872	—	—	150,234
Selling, general and administrative expenses	44,878	29,256	1,405	—	75,539
Business restructuring	159	8,534	—	—	8,693

Operating income (loss)	39,325	28,082	(1,405)	—	66,002
Interest expense and other	(2,244)	287	79,527	—	77,570
Equity in earnings of subsidiaries	—	—	(38,626)	38,626	—

Income (loss) before income taxes	41,569	27,795	(42,306)	(38,626)	(11,568)
Income taxes	22,652	8,086	(39,364)	—	(8,626)

Net income (loss)	$18,917	$19,709	$(2,942)	$(38,626)	$(2,942)

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

21. Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Cash Flows

For the year ended December 29, 2007

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net cash provided by operating activities	$27,467	$50,013	$48,548	$(56,722)	$69,306
Investing activities:
Purchases of property, plant and equipment	(12,481)	(17,319)	—	—	(29,800)
Proceeds from sale of property, plant and equipment	11	14	—	—	25
Acquisitions, net of cash acquired	—	(5,475)	—	—	(5,475)

Net cash used in investing activities	(12,470)	(22,780)	—	—	(35,250)
Financing activities:
Proceeds from the new senior secured credit facility	—	42,551	327,449	—	370,000
Principal payments on debt	(1,377)	(95)	(371,139)	—	(372,611)
Purchase of the 10.50% senior discount notes	—	—	(293,666)	—	(293,666)
Proceeds from initial public offering, net of underwriting fees and other offering related costs	—	—	264,837	—	264,837
Loan acquisition costs	—	—	(8,672)	—	(8,672)
Repurchase of common stock	—	—	(320)	—	(320)
Issuance of common stock	—	—	30	—	30
Intercompany transactions, net	(13,671)	(66,958)	23,907	56,722	—

Net cash used in financing activities	(15,048)	(24,502)	(57,574)	56,722	(40,402)
Effect of exchange rate changes on cash and cash equivalents	51	6,517	—	—	6,568

Net increase in cash and cash equivalents	—	9,248	(9,026)	—	222
Cash and cash equivalents at beginning of year	—	30,807	23,905	—	54,712

Cash and cash equivalents at end of year	$—	$40,055	$14,879	$—	$54,934

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

21. Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Cash Flows

For the year ended December 30, 2006

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net cash provided by (used in) operating activities	$43,510	$47,782	$(20,196)	$(21,131)	$49,965
Investing activities:
Purchases of property, plant and equipment	(9,939)	(14,034)	—	—	(23,973)
Proceeds from sale of property, plant and equipment	6	55	—	—	61

Net cash used in investing activities	(9,933)	(13,979)	—	—	(23,912)
Financing activities:
Principal payments on debt	(1,299)	(1,188)	(946)	—	(3,433)
Loan acquisition costs	—	—	(15)	—	(15)
Issuance of common stock	—	—	399	—	399
Intercompany transactions, net	(32,250)	(23,682)	34,801	21,131	—

Net cash provided by (used in) financing activities	(33,549)	(24,870)	34,239	21,131	(3,049)
Effect of exchange rate changes on cash and cash equivalents	(48)	3,701	(5)	—	3,648

Net increase (decrease) in cash and cash equivalents	(20)	12,634	14,038	—	26,652
Cash and cash equivalents at beginning of year	20	18,173	9,867	—	28,060

Cash and cash equivalents at end of year	$—	$30,807	$23,905	$—	$54,712

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

21. Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2005

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net cash provided by operating activities	$52,303	$33,260	$17,252	$(38,626)	$64,189
Investing activities:
Purchases of property, plant and equipment	(4,041)	(8,976)	—	—	(13,017)
Proceeds from sale of property, plant and equipment	24	—	—	—	24

Net cash used in investing activities	(4,017)	(8,976)	—	—	(12,993)
Financing activities:
Principal payments on debt	(1,272)	(4,097)	(45,020)	—	(50,389)
Loan acquisition costs	—	—	(2,400)	—	(2,400)
Intercompany transactions, net	(49,300)	(18,719)	29,393	38,626	—

Net cash used in financing activities	(50,572)	(22,816)	(18,027)	38,626	(52,789)
Effect of exchange rate changes on cash and cash equivalents	43	(3,539)	—	—	(3,496)

Net decrease in cash and cash equivalents	(2,243)	(2,071)	(775)	—	(5,089)
Cash and cash equivalents at beginning of year	2,263	20,244	10,642	—	33,149

Cash and cash equivalents at end of year	$20	$18,173	$9,867	$—	$28,060

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        An evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) was performed under the supervision, and with the participation of, the Company's management, including the Chief Executive Officer and Chief Financial Officer. The Company's disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 29, 2007 to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management has conducted an assessment using the criteria in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 29, 2007, based on criteria in Internal Control—Integrated Framework issued by the COSO.

Changes in Internal Control over Financial Reporting

        During the Company's fourth fiscal quarter of 2007, there has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item is incorporated by reference from the information contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2007 Annual Meeting of Stockholders to be held on May 14, 2008.

Item 11.    Executive Compensation

        The information required by this Item is incorporated by reference from the information contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2007 Annual Meeting of Stockholders to be held on May 14, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item is incorporated by reference from the information contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2007 Annual Meeting of Stockholders to be held on May 14, 2008.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item is incorporated by reference from the information contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2007 Annual Meeting of Stockholders to be held on May 14, 2008.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item is incorporated by reference from the information contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2007 Annual Meeting of Stockholders to be held on May 14, 2008.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
Documents filed as part of this report:

        1.     Financial Statements.    The following items, including Consolidated Financial Statements of the Company, are set forth in Item 8 of this Annual Report on Form 10-K:

  •
  Report of Independent Registered Public Accounting Firm

  •
  Consolidated Balance Sheets as of December 29, 2007 and December 30, 2006

  •
  Consolidated Statements of Operations for the years ended December 29, 2007, December 30, 2006 and December 31, 2005

  •
  Consolidated Statements of Shareholders' Equity for the years ended December 29, 2007, December 30, 2006 and December 31, 2005

  •
  Consolidated Statements of Cash Flows for the years ended December 29, 2007, December 30, 2006 and December 31, 2005

  •
  Notes to Consolidated Financial Statements

        2.     Financial Statement Schedules.    The following schedule is set forth on page S-1 of this Annual Report on Form 10-K.

  •
  Valuation and Qualifying Accounts for the years ended December 29, 2007, December 30, 2006 and December 31, 2005

        Information required by other schedules has either been incorporated in the consolidated financial statements and accompanying notes or is not applicable to us.

        3.     Exhibits.

Exhibit Number	Exhibit Description
3.1	Form of Amended and Restated Certificate of Incorporation of Polypore International, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (Registration No. 333-141273), filed with the SEC on June 15, 2007)
3.2
Form of Amended and Restated Bylaws of Polypore International, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (Registration No. 333-141273), filed with the SEC on June 15, 2007)
3.3
Certificate of Amendment to the Certificate of Incorporation of Polypore International, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on June 29, 2007)
4.1
Registration Rights Agreement, dated as of May 13, 2004, by and among Warburg Pincus Private Equity VIII, L.P., Warburg Pincus International Partners, L.P., PP Holding, LLC, Polypore International, Inc. and certain other persons a party thereto (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-4 filed on April 18, 2005 (Commission File No. 333-124142))
4.2
Indenture, dated as of May 13, 2004, by and among PP Acquisition Corporation (merged with and into Polypore, Inc.), the Guarantors (as defined therein) and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-4 filed on April 18, 2005 (Commission File No. 333-124142)) (the "8.75% Indenture")
4.3	Form of 8.75% Senior Subordinated Dollar Notes Due 2012 (incorporated by reference to Exhibit C of the 8.75% Indenture)
4.4	Form of 8.75% Senior Subordinated Euro Notes Due 2012 (incorporated by reference to Exhibit D of the 8.75% Indenture)
10.1
Stock Purchase Agreement, dated as of January 30, 2004, by and among Polypore, Inc., PP Acquisition Corporation and the stockholders of Polypore, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4 filed on April 18, 2005 (Commission File No. 333-124142))
10.2
Guarantee and Collateral Agreement, dated as of May 13, 2004, by and among PP Holding Corporation, PP Acquisition Corporation and the subsidiaries of PP Acquisition Corporation identified therein (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-4 filed on April 18, 2005 (Commission File No. 333-124142))
10.3
Tax Sharing Agreement, dated as of May 13, 2004, by and among Polypore International, Inc., PP Holding Corporation and Polypore, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-4 filed on April 18, 2005 (Commission File No. 333-124142))

10.4
Stockholders' Agreement, dated as of May 13, 2004, by and among Warburg Pincus Private Equity VIII, L.P., Warburg Pincus International Partners, L.P., PP Holding, LLC and Polypore International, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4 filed on April 18, 2005 (Commission File No. 333-124142))
10.5*
Polypore International, Inc. 2004 Stock Option Plan (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-4 filed on April 18, 2005 (Commission File No. 333-124142))
10.6*
Form of Director and Officer Indemnification Agreement entered into between Polypore, Inc. and certain employees of Polypore, Inc. (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-4 filed on April 18, 2005 (Commission File No. 333-124142))
10.7*
Employment Agreement, dated as of July 6, 2005, by and between Polypore International, Inc. and Robert B. Toth (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 15, 2005)
10.8*
Employment Agreement, dated as of August 15, 2005, by and between Polypore International, Inc. and Frank Nasisi (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 15, 2005)
10.9*
Employment Agreement, dated as of April 17, 2006, by and between Polypore, Inc. and Mitchell J. Pulwer (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 15, 2006).
10.10*
Employment Agreement, dated as of April 4, 2006, by and between Membrana GmbH, a subsidiary of Polypore, Inc. and Josef Sauer (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 15, 2006).
10.11*
Agreement and Release, dated as of April 17, 2006, by and between Celgard, LLC, an indirect subsidiary of Polypore International, Inc., and Bradley W. Reed (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 15, 2006).
10.12*
Contract, dated as of July 27, 2006, by and between Membrana GmbH and Stefan Geyler (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 14, 2006).
10.13*	Polypore International, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on August 15, 2006).
10.14*	Form of Executive Severance Plan Policy (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K filed on March 14, 2007)
10.15
North American Supply Agreement, dated as of December 15, 1999, by and between Daramic, Inc. and Exide Corporation (incorporated by reference to Exhibit 10.20 to Amendment No. 5 to the Company's Registration Statement on Form S-1 (Registration No. 333-141273), filed with the SEC on June 26, 2007)
10.16
Automotive and Industrial Supply Agreement, dated as of July 31, 2001, by and between Daramic, Inc. and Exide Corporation (incorporated by reference to Exhibit 10.21 to Amendment No. 5 to the Company's Registration Statement on Form S-1 (Registration No. 333-141273), filed with the SEC on June 26, 2007)

10.17
Golf Cart Separator Supply Agreement, dated as of July 31, 2001, by and between Daramic, Inc. and Exide Corporation (incorporated by reference to Exhibit 10.22 to Amendment No. 5 to the Company's Registration Statement on Form S-1 (Registration No. 333-141273), filed with the SEC on June 26, 2007)
10.18
Amendment to Supply Contracts, dated July 31, 2001, by and between Daramic, Inc. and Exide Corporation (incorporated by reference to Exhibit 10.23 to Amendment No. 5 to the Company's Registration Statement on Form S-1 (Registration No. 333-141273), filed with the SEC on June 26, 2007)
10.19
Amendment No. 2 to Supply Contracts, dated as of July 11, 2002, by and between Daramic, Inc. and Exide Corporation (incorporated by reference to Exhibit 10.24 to Amendment No. 5 to the Company's Registration Statement on Form S-1 (Registration No. 333-141273), filed with the SEC on June 26, 2007)
10.20
Amendment to the Automotive and Industrial Supply Agreement, dated as of March, 2005, by and between Daramic, Inc. and Exide Corporation (incorporated by reference to Exhibit 10.25 to Amendment No. 5 to the Company's Registration Statement on Form S-1 (Registration No. 333-141273), filed with the SEC on June 26, 2007)
10.21*
Polypore International, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.26 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (Registration No. 333-141273), filed with the SEC on June 15, 2007)
10.22
Form of Restricted Stock Grant Notice and Agreement under the Polypore International, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed on July 25, 2007(Commission File No. 333-144846))
10.23
Form of Option Grant Notice and Agreement under the Polypore International, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 filed on July 25, 2007(Commission File No. 333-144846))
10.27
Amended and Restated Credit Agreement, dated as of July 3, 2007, between PP Holding Corporation, Polypore, Inc., Daramic Holding S.A.S., JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents and lenders named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 10, 2007)
10.28
First Amendment and Reaffirmation Agreement, dated as of July 3, 2007, between PP Holding Corporation, Polypore, Inc. and all of Polypore, Inc.'s domestic restricted subsidiaries (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on July 10, 2007)
10.29
Second Supplemental Indenture, dated as of July 31, 2007, between Polypore International, Inc., the Guarantors (as defined therein) and The Bank of New York (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on August 3, 2007)
21.1	Subsidiaries of Polypore International, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Management contract or compensatory plan or arrangement

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYPORE INTERNATIONAL, INC.
By:	/s/ ROBERT B. TOTH Robert B. Toth President and Chief Executive Officer

Date: March 14, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

/s/ ROBERT B. TOTH Robert B. Toth	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2008
/s/ LYNN AMOS Lynn Amos	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2008
/s/ MICHAEL GRAFF Michael Graff	Chairman of the Board	March 14, 2008
/s/ DAVID BARR David Barr	Director	March 14, 2008
/s/ WILLIAM DRIES William Dries	Director	March 14, 2008
/s/ FREDERICK C. FLYNN, JR. Frederick C. Flynn, Jr.	Director	March 14, 2008
/s/ W. NICHOLAS HOWLEY W. Nicholas Howley	Director	March 14, 2008
/s/ KEVIN KRUSE Kevin Kruse	Director	March 14, 2008

Schedule II

Polypore International, Inc.
Financial statement schedule—Valuation and qualifying accounts

        For the years ended December 29, 2007, December 30, 2006 and December 31, 2005

		Additions
(in thousands)	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts		Deductions	Balance at end of year
Year ended December 29, 2007:
Allowance for doubtful accounts	$8,610	$134	$775	(1)	$(707) (2)	$8,812
Valuation allowance of deferred tax asset	6,200	—			(150)	6,050

	$14,810	$134	$775		$(857)	$14,862

Year ended December 30, 2006:
Allowance for doubtful accounts	$6,815	$1,887	$530	(1)	$(622) (2)	$8,610
Valuation allowance of deferred tax asset	4,037	2,163	—		—	6,200

	$10,852	$4,050	$530		$(622)	$14,810

Year ended December 31, 2005:
Allowance for doubtful accounts	$5,962	$1,873	$(624)	(1)	$(396) (2)	$6,815
Valuation allowance of deferred tax asset	2,245	1,792	—		—	4,037

	$8,207	$3,665	$(624)		$(396)	$10,852

(1)
Foreign currency translation adjustment.

(2)
The amount represents charge-offs net of recoveries.

S-1

QuickLinks

Polypore International, Inc. Index to Annual Report on Form 10-K For the Fiscal Year Ended December 29, 2007
Forward-looking Statements
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
Polypore International, Inc. Consolidated balance sheets
Polypore International, Inc. Consolidated statements of operations
Polypore International, Inc. Consolidated statements of shareholders' equity
Polypore International, Inc. Consolidated statements of cash flows
Polypore International, Inc. Notes to consolidated financial statements
Condensed Consolidating Balance Sheet As of December 29, 2007
Condensed Consolidating Balance Sheet As of December 30, 2006
Condensed Consolidating Statement of Operations For the year ended December 29, 2007
Condensed Consolidating Statement of Operations For the year ended December 30, 2006
Condensed Consolidating Statement of Operations For the year ended December 31, 2005
Condensed Consolidating Statement of Cash Flows For the year ended December 29, 2007
Condensed Consolidating Statement of Cash Flows For the year ended December 30, 2006
Condensed Consolidating Statement of Cash Flows For the year ended December 31, 2005
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
Signatures
  Schedule II
Polypore International, Inc. Financial statement schedule—Valuation and qualifying accounts