Form 10-Q
period 2008-03-29
Polypore International, Inc.
filed 2008-05-08
CIK 1292556

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 29, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

There were 40,328,410 shares of the registrant's common stock outstanding as of May 2, 2008.

Polypore International, Inc.

Index to quarterly report on Form 10-Q

for the three months ended March 29, 2008

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	35
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 6.	Exhibits	37
SIGNATURES

In this Quarterly Report on Form 10-Q, the words "Polypore International," "Company," "we," "us" and "our" refer to Polypore International, Inc. together with its subsidiaries, unless the context indicates otherwise.

Forward-looking statements

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements, including, in particular, the statements about Polypore International's plans, objectives, strategies and prospects regarding, among other things, the financial condition, results of operations and business of Polypore International and its subsidiaries. We have identified some of these forward-looking statements with words like "believe," "may," "will," "should," "expect," "intend," "plan," "predict," "anticipate," "estimate" or "continue" and other words and terms of similar meaning. These forward-looking statements may be contained under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" or "Controls and Procedures" or the Company's financial statements or the notes thereto.

These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Many factors mentioned in our discussion in this Quarterly Report on Form 10-Q, including the risks outlined under the caption entitled "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, will be important in determining future results. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including with respect to Polypore International, the following, among other things:

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

•
the added litigation and regulatory risks, integration risks, incurrence of additional debt, contingent liabilities and expenses in connection with future acquisitions;

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

Part I
Financial information

Item 1. Financial statements

Polypore International, Inc.

Condensed consolidated balance sheets

(in thousands, except share data)	March 29, 2008 (unaudited)	December 29, 2007*

Assets
Current assets:
Cash and cash equivalents	$23,150	$54,934
Accounts receivable, net	124,763	115,619
Inventories	74,465	64,329
Deferred income taxes	1,482	1,808
Prepaid and other	18,664	12,665

Total current assets	242,524	249,355
Property, plant and equipment, net	462,983	401,284
Goodwill	590,122	568,784
Intangibles and loan acquisition costs, net	203,059	187,861
Environmental indemnification receivable	18,293	15,640
Other	6,174	6,119

Total assets	$1,523,155	$1,429,043

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$33,250	$33,795
Accrued liabilities	64,378	50,759
Income taxes payable	1,377	424
Current portion of debt	26,388	4,549
Current portion of capital lease obligation	1,450	1,435

Total current liabilities	126,843	90,962
Debt, less current portion	833,448	813,536
Capital lease obligation, less current portion	2,951	3,319
Pension and postretirement benefits	71,791	65,779
Postemployment benefits	3,627	3,673
Environmental reserve, less current portion	24,378	22,627
Deferred income taxes	93,161	74,833
Other	28,288	18,983
Commitments and contingencies
Shareholders' equity:
Preferred stock—15,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $.01 par value—200,000,000 shares authorized, 40,328,410 and 40,326,537 issued and outstanding at March 29, 2008 and December 29, 2007, respectively	403	403
Paid-in capital	390,578	390,337
Retained deficit	(38,572)	(51,484)
Accumulated other comprehensive loss	(13,741)	(3,925)

	338,668	335,331

Total liabilities and shareholders' equity	$1,523,155	$1,429,043

*
Derived from audited consolidated financial statements

See notes to condensed consolidated financial statements

Polypore International, Inc.
Condensed consolidated statements of income (unaudited)

	Three months ended
(in thousands, except share data)	March 29, 2008	March 31, 2007

Net sales	$145,329	$129,036
Cost of goods sold	90,369	80,890
Business interruption insurance recovery	(500)	—

Gross profit	55,460	48,146
Selling, general and administrative expenses	25,318	23,535
Business restructuring	—	53

Operating income	30,142	24,558
Other (income) expense:
Interest expense, net	15,940	23,643
Foreign currency and other	(97)	(133)

	15,843	23,510

Income from continuing operations before income taxes	14,299	1,048
Income taxes	3,747	(1,046)

Income from continuing operations	10,552	2,094
Income from discontinued operations, net of income taxes	2,360	16

Net income	$12,912	$2,110

Net income per share—basic and diluted:
Continuing operations	$0.26	$0.08
Discontinued operations	0.06	—

Net income per share	$0.32	$0.08

Weighted average shares outstanding—basic	40,325,019	25,342,569
Effect of dilutive stock options	336,426	129,047

Weighted average shares outstanding—diluted	40,661,445	25,471,616

See notes to condensed consolidated financial statements

Polypore International, Inc.
Condensed consolidated statements of cash flows (unaudited)

	Three months ended
(in thousands)	March 29, 2008	March 31, 2007

Operating activities:
Net income	$12,912	$2,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	8,577	7,661
Amortization expense	4,553	4,452
Amortization of loan acquisition costs	647	749
Amortization of debt discount	—	6,490
Stock-based compensation	266	148
Loss on disposal of property, plant and equipment	127	567
Foreign currency gain	(605)	(74)
Deferred income taxes	1,101	(4,049)
Business restructuring	—	53
Gain on sale of synthetic paper business	(3,774)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,861	(815)
Inventories	(2,633)	2,391
Prepaid and other current assets	155	2,107
Accounts payable and accrued liabilities	5,548	950
Income taxes payable	1,104	1,291
Other, net	538	(1,092)

Net cash provided by operating activities	31,377	22,939
Investing activities:
Proceeds from sale of synthetic paper business	4,000	—
Purchases of property, plant and equipment	(12,296)	(2,663)
Acquisitions, net of cash acquired	(61,736)	(5,181)

Net cash used in investing activities	(70,032)	(7,844)
Financing activities:
Proceeds from revolving credit facility	17,000	—
Principal payments on debt	(11,102)	(1,286)
Repurchase of common stock	—	(320)
Loan acquisition costs	—	(31)

Net cash provided by (used in) financing activities	5,898	(1,637)
Effect of exchange rate changes on cash and cash equivalents	973	1,048

Net increase (decrease) in cash and cash equivalents	(31,784)	14,506
Cash and cash equivalents at beginning of period	54,934	54,712

Cash and cash equivalents at end of the period	$23,150	$69,218

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

On June 27, 2007, the Company priced its initial public offering of 15,000,000 shares of its common stock.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, the unaudited condensed consolidated financial statements and notes do not contain certain information included in the Company's annual financial statements. In the opinion of management, all normal and recurring adjustments that are necessary for a fair presentation have been made. Operating results for the three months ended March 29, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2009. The unaudited condensed consolidated financial statements should be read in conjunction with the annual audited financial statements for the fiscal year ended December 29, 2007.

2.    Recent accounting pronouncements

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities ("FAS 161"). FAS 161 requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement No. 133 Accounting for Derivative Instruments and Hedging Activities and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. FAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008.

Polypore International, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

3.    Inventories

Inventories are carried at the lower of cost or market using the first-in, first-out ("FIFO") method of accounting and consist of:

(in thousands)	March 29, 2008	December 29, 2007

Raw materials	$27,399	$23,545
Work-in-process	13,875	11,544
Finished goods	33,191	29,240

Total	$74,465	$64,329

4.    Debt

Debt, in order of priority, consists of:

(in thousands)	March 29, 2008	December 29, 2007

Senior credit facilities:
Revolving credit facility	$17,000	$—
Term loan facilities	376,112	373,122
8.75% senior subordinated notes	461,775	444,825
Other	4,949	138

	859,836	818,085
Less current maturities	26,388	4,549

Long-term debt	$833,448	$813,536

In connection with the acquisition of Microporous Holding Corporation on February 29, 2008, the Company assumed $14,235,000 of debt, of which $9,435,000 was repaid in March 2008. In April 2008, the Company repaid the remaining $4,800,000 of assumed debt. At March 29, 2008, the $4,800,000 of debt was classified in "Current portion of debt" in the condensed consolidated balance sheets.

In January 2008, the Company entered into two interest rate swap agreements with notional principal amounts totaling $250,000,000. The swap agreement with a notional amount of $200,000,000 effectively fixes the interest rate on that amount of debt at 5.54% and expires on December 31, 2009. The swap agreement with a notional amount of $50,000,000 effectively fixes the interest rate on that amount of debt at 5.58% and expires on June 30, 2009. The swap agreements are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). In accordance with FAS 133, the Company designated these swap agreements as cash flow hedges with changes in fair value, net of

Polypore International, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

4.    Debt (continued)

income taxes, recorded to "Accumulated other comprehensive loss" in the condensed consolidated balance sheets. The fair value of the interest rate swap agreements, based on current settlement values, was an obligation of $3,784,000 at March 29, 2008 and was included in "Other" non-current liabilities in the condensed consolidated balance sheets.

5.    Employee benefit plans

The Company and its subsidiaries sponsor multiple defined benefit pension plans and an other postretirement benefit plan. The following table provides the components of net periodic benefit cost:

	Pension plans		Other postretirement benefits
	Three months ended		Three months ended
(in thousands)	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007

Service cost	$593	$786	$17	$8
Interest cost	1,057	812	34	28
Expected return on plan assets	(282)	(236)	—	—
Amortization of prior service cost	(21)	—	—	—
Recognized net actuarial loss	110	90	4	—

Net periodic benefit cost	$1,457	$1,452	$55	$36

6.    Environmental matters

The Company accrues for environmental obligations when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. Environmental reserves, which are predominately euro-denominated, were $31,030,000 and $29,153,000 as of March 29, 2008 and December 29, 2007, respectively.

The environmental reserves are primarily related to the Wuppertal, Germany and Potenza, Italy facilities. In connection with the acquisition of Membrana in 2002, the Company recorded a reserve for costs to remediate known environmental issues and operational upgrades at the Wuppertal, Germany facility. In 2004, the Company identified potential environmental

Polypore International, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

6.    Environmental matters (continued)

contamination at its manufacturing facility in Potenza, Italy. The Company anticipates that expenditures will be made over the next seven to ten years.

In 2006, the Company identified instances of potential non-compliance with environmental operating permits at the Corydon, Indiana and Owensboro, Kentucky facilities. The Company recorded its best estimate of potential penalties at that time. In March 2008, the Company reached agreement with the Indiana Department of Environmental Management and agreed to pay fines consistent with the Company's original estimate. The Company does not believe that additional fines or penalties will be assessed.

The Company has indemnification agreements for certain environmental matters from Acordis A.G. ("Acordis") and Akzo Nobel N.V. ("Akzo"), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis's successors. Akzo's indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. The Akzo agreement provides indemnification of claims through December 2007, with the indemnification percentage decreasing each year during the coverage period. Through December 2003, Akzo pays 75% of any approved claim. After that, Akzo pays 65% of claims reported through December 2006 and 50% of claims reported through December 2007. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. At March 29, 2008 and December 29, 2007, amounts receivable under the indemnification agreements were $21,490,000 and $19,952,000, respectively. The current portion of the indemnification receivable is included in other current assets.

7.    Business restructuring

2006 restructuring plan

In response to a significant decline in demand for cellulosic hemodialysis membranes driven by a shift in industry demand toward synthetic membranes, the Company's separations media segment exited the production of cellulosic membranes and realigned its cost structure at its Wuppertal, Germany facility. On August 24, 2006, the Company announced a layoff of approximately 150 employees. Production of cellulosic hemodialysis membranes ceased on December 27, 2006 and the majority of the employees were laid off effective January 1, 2007. The total cost of the plan is expected to be approximately $33,753,000, consisting of a $17,492,000 non-cash impairment charge for buildings and equipment used in the production of cellulosic hemodialysis membranes, $10,466,000 for the employee layoffs and $5,795,000 for other costs related to the shutdown of portions of the Wuppertal facility that will no longer be

Polypore International, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

7.    Business restructuring (continued)

used. The other costs included in the restructuring plan are related to local regulations surrounding complete or partial shutdowns of a facility. The Company expects to complete these activities by the end of the 2010. The timing, scope and costs of these restructuring measures are subject to change as the Company proceeds with its restructuring plan and further evaluates its business needs and costs.

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

Restructuring activity during the three months ended March 29, 2008 consisted of:

(in thousands)	Balance at December 29, 2007	Restructuring charges	Cash payments	Foreign currency translation	Balance at March 29, 2008

2006 Restructuring Plan:
Severance and benefit costs	$3,548	$—	$(268)	$259	$3,539
Other	1,288	—	(281)	84	1,091

	4,836	—	(549)	343	4,630
2005 Restructuring Plan:
Severance and benefit costs	404	—	(26)	30	408

Total	$5,240	$—	$(575)	$373	$5,038

8.    Income taxes

The income tax provision for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis. Income tax expense recorded in the financial statements differs from the Federal statutory income tax rate due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates and various changes in estimates of permanent differences and valuation allowances.

Polypore International, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

9.    Acquisitions

The Company accounts for acquisitions in conformity with FASB Statement No. 141, Business Combinations and FASB Statement No. 142, Goodwill and Other Intangible Assets.

On February 29, 2008, the Company purchased 100% of the stock of Microporous Holding Corporation, the parent company of Microporous Products L.P. ("Microporous"). The acquisition broadens the Company's participation in the deep-cycle industrial battery market, adds to its membrane technology portfolio and product breadth, enhances service to common customers and adds cost-effective production capacity. The results of Microporous operations are included in the Company's energy storage segment and have been included in the consolidated financial statements since the date of acquisition.

The purchase price for Microporous stock, including acquisition-related costs, was approximately $28,093,000 which the Company paid at closing. Also, at the time of closing, the Company repaid certain indebtedness of Microporous in the aggregate amount of approximately $33,643,000 and assumed $14,235,000 of debt. The purchase price is subject to post-closing adjustments. The purchase agreement provides for additional cash payments of up to an aggregate of $3,750,000 over the next three years beginning in 2008, contingent upon the acquired business meeting defined earnout provisions.

The excess of the purchase price over the fair value of the net assets purchased was approximately $21,180,000 and was allocated to goodwill. The goodwill is not deductible for income tax purposes.

The following table summarizes the preliminary purchase price allocation based upon the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)

Current assets	$16,775
Property, plant and equipment	42,756
Intangible assets	18,600
Goodwill	21,180

Total assets acquired	99,311
Current liabilities	5,593
Debt assumed	14,235
Deferred taxes and other liabilities	17,468

Total liabilities assumed	37,296

Net assets acquired	$62,015

Polypore International, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

9.    Acquisitions (continued)

On March 20, 2008, the Company received a letter from the Federal Trade Commission (the "FTC") regarding the acquisition of Microporous. On April 7, 2008, Polypore and its wholly-owned subsidiary, Daramic LLC, received a subpoena and interrogatories requesting substantially similar documents and information as were requested in the FTC's initial letter, as well as additional documents and information. The Company is in the process of responding to this request. The Company cannot predict the outcome of the investigation at this time and does not believe that the final resolution of this matter will have a material adverse impact on the business, financial condition or results of operations of the Company.

Effective January 1, 2007, the Company purchased from Nippon Sheet Glass Company, Limited ("NSG") a 60% share in Daramic NSG Tianjin PE Separator Co., LTD ("DNPET") for an aggregate purchase price of $5,475,000, of which $5,181,000 was paid in the three months ended March 30, 2007. DNPET is a lead-acid battery separator manufacturing facility located in Tianjin, China and is included in the Company's energy storage segment. The acquisition supports the Company's strategy of expanding capacity in the high growth Asia-Pacific region. Beginning January 1, 2007, DNPET's assets, liabilities, results of operations and cash flows are consolidated with those of the Company and NSG's interest in DNPET is included in the Company's consolidated balance sheet as minority interest. The Company is entitled to all of the earnings and cash flow from DNPET for the first two years and after that, earnings and cash flows are allocated based on ownership percentages. On January 1, 2009 and January 1, 2012, the Company can exercise a call option and NSG can exercise a put option for the Company to purchase NSG's 40% ownership interest for $3,600,000. After 2012, the exercise price of the call and put options will be equal to the fair market value of the shares, as determined by an independent appraiser. The excess of the purchase price over the fair value of the net assets purchased was approximately $946,000 and was allocated to goodwill.

10.    Business interruption insurance recovery

On September 30, 2007, a customer in the Company's energy storage segment experienced a fire at one of their facilities. The Company has filed a business interruption insurance claim with its insurance provider and received a payment of $500,000 in the three months ended March 29, 2008. The remaining claim is still being negotiated with the issuance provider.

Polypore International, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

11.    Comprehensive income

Comprehensive income is as follows:

	Three months ended
(in thousands)	March 29, 2008	March 31, 2007

Net income	$12,912	$2,110
Foreign currency translation adjustment	(7,172)	3,883
Net actuarial loss and prior service credit	(266)	(60)
Unrealized loss on interest rate swap agreements	(2,378)	—

Comprehensive income	$3,096	$5,933

12.    Related party transactions

The Company's German subsidiary has equity investments in two companies that provide patent, trademark and research services for the Company and other companies that have invested in them. The Company's investments represent 25% ownership in each of the firms and are accounted for by the equity method of accounting. The Company's equity investment account balance was $298,000 and $278,000 at March 29, 2008 and December 29, 2007, respectively. Charges from the affiliates for work performed were $268,000 and $347,000 for the three months ended March 29, 2008 and March 31, 2007, respectively. Amounts due to the affiliates were approximately $114,000 and $112,000 at March 29, 2008 and December 29, 2007, respectively.

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

The Company evaluates the performance of segments and allocates resources to segments based on operating income before interest, income taxes, depreciation and amortization. In addition, it evaluates business segment performance before business restructuring charges and

Polypore International, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

13.    Segment information (continued)

the impact of certain non-recurring costs. Financial information relating to the reportable operating segments is presented below:

	Three months ended
(in thousands)	March 29, 2008	March 31, 2007

Net sales to external customers (by major product group):
Lead-acid battery separators	$80,591	$71,846
Lithium battery separators	23,370	21,307

Energy storage	103,961	93,153
Healthcare	27,300	23,193
Filtration and specialty	14,068	12,690

Separations media	41,368	35,883

Total net sales to external customers	$145,329	$129,036

Operating income:
Energy storage	$23,602	$19,850
Separations media	6,806	4,808
Corporate	(266)	(47)

Segment operating income	30,142	24,611
Business restructuring	—	53

Total operating income	30,142	24,558
Reconciling items:
Interest expense, net	15,940	23,643
Foreign currency and other	(97)	(133)

Income from continuing operations before income taxes	$14,299	$1,048

Depreciation and amortization:
Energy storage	$8,608	$8,185
Separations media	4,522	3,928

Total depreciation and amortization	$13,130	$12,113

Polypore International, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

14.    Discontinued operations

In January 2008, the Company sold a non-core synthetic paper business, a component of the energy storage segment, for $4,000,000, resulting in a gain on sale of approximately $2,372,000, net of income taxes of $1,402,000. The results of operations and the gain on sale from the synthetic paper business are presented as discontinued operations for all periods presented in the Company's condensed consolidated statements of income.

15.    Financial statements of guarantors

On July 31, 2007, Polypore, Inc. merged with and into the Company, and the Company assumed all of Polypore, Inc.'s obligations under the 8.75% senior subordinated notes. The senior subordinated notes are unconditionally guaranteed, jointly and severally, on a senior basis by certain of the Company's wholly owned subsidiaries ("Guarantors"). Management has determined that separate complete financial statements of the Guarantors would not be material to users of the financial statements.

Polypore International, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

15.    Financial statements of guarantors (continued)

The following sets forth condensed consolidating financial statements of the Guarantors and non-Guarantor subsidiaries.

Condensed consolidating balance sheet
as of March 29, 2008

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$20,200	$2,950	$—	$23,150
Accounts receivable, net	47,830	76,933	—	—	124,763
Inventories	26,569	47,896	—	—	74,465
Deferred income taxes	—	—	1,482	—	1,482
Prepaid and other	3,150	14,932	582	—	18,664

Total current assets	77,549	159,961	5,014	—	242,524
Due from affiliates	276,486	371,350	293,581	(941,417)	—
Investment in subsidiaries	212,144	295,249	326,692	(834,085)	—
Property, plant and equipment, net	139,123	323,860	—	—	462,983
Goodwill	—	—	590,122	—	590,122
Intangibles and loan acquisition costs, net	41	—	203,018	—	203,059
Other	5,675	18,792	—	—	24,467

Total assets	$711,018	$1,169,212	$1,418,427	$(1,775,502)	$1,523,155

Liabilities and shareholders' equity
Accounts payable and accrued liabilities	$40,361	$40,483	$16,784	$—	$97,628
Income taxes payable	(687)	1,968	96	—	1,377
Current portion of debt	4,800	552	21,036	—	26,388
Current portion of capital lease obligation	1,450	—	—	—	1,450

Total current liabilities	45,924	43,003	37,916	—	126,843
Due to affiliates	344,811	336,604	260,002	(941,417)	—
Debt, less current portion	—	54,429	779,019	—	833,448
Capital lease obligation, less current portion	2,951	—	—	—	2,951
Pension and postretirement benefits, less current portion	2,656	69,135	—	—	71,791
Postemployment benefits	—	3,627	—	—	3,627
Environmental reserve, less current portion	—	24,378	—	—	24,378
Deferred income taxes and other	70,892	47,735	2,822	—	121,449
Shareholder's equity	243,784	590,301	338,668	(834,085)	338,668

Total liabilities and shareholders' equity	$711,018	$1,169,212	$1,418,427	$(1,775,502)	$1,523,155

Polypore International, Inc.

Notes to condensed consolidated financial statements (continued)

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

Polypore International, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

15.    Financial statements of guarantors (continued)

Condensed consolidating statement of income
for the three months ended March 29, 2008

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated

Net sales	$53,884	$91,445	$—	$—	$145,329
Cost of goods sold	24,453	65,916	—	—	90,369
Business interruption insurance recovery	(500)	—	—	—	(500)

Gross profit	29,931	25,529	—	—	55,460
Selling, general and administrative expenses	15,717	9,335	266	—	25,318

Operating income (loss)	14,214	16,194	(266)	—	30,142
Interest expense and other	(575)	1,998	14,420	—	15,843
Equity in earnings of subsidiaries	—	—	(18,766)	18,766	—

Income (loss) from continuing operations before income taxes	14,789	14,196	4,080	(18,766)	14,299
Income taxes	6,011	4,208	(6,472)	—	3,747

Income from continuing operations	$8,778	$9,988	$10,552	$(18,766)	$10,552

Polypore International, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

15.    Financial statements of guarantors (continued)

Condensed consolidating statement of income
for the three months ended March 31, 2007

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated

Net sales	$47,811	$81,225	$—	$—	$129,036
Cost of goods sold	20,217	60,673	—	—	80,890

Gross profit	27,594	20,552	—	—	48,146
Selling, general and administrative expenses	15,304	8,042	189	—	23,535
Business restructuring	—	53	—	—	53

Operating income (loss)	12,290	12,457	(189)	—	24,558
Interest expense and other	(1,713)	1,649	23,574	—	23,510
Equity in earnings of subsidiaries	—	—	(14,765)	14,765	—

Income (loss) from continuing operations before income taxes	14,003	10,808	(8,998)	(14,765)	1,048
Income taxes	7,827	2,219	(11,092)	—	(1,046)

Income from continuing operations	$6,176	$8,589	$2,094	$(14,765)	$2,094

Polypore International, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

15.    Financial statements of guarantors (continued)

Condensed consolidating statement of cash flows
for the three months ended March 29, 2008

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated

Net cash provided by operating activities	$23,008	$24,427	$12,706	$(28,764)	$31,377
Investing activities:
Proceeds from sale of synthetic paper business	4,000	—	—	—	4,000
Purchases of property, plant and equipment	(7,360)	(4,936)	—	—	(12,296)
Acquisitions, net of cash acquired	—	—	(61,736)	—	(61,736)

Net cash used in investing activities	(3,360)	(4,936)	(61,736)	—	(70,032)
Financing activities:
Proceeds from revolving credit facility	—	—	17,000	—	17,000
Principal payments on debt	(353)	(9,804)	(945)	—	(11,102)
Intercompany transactions, net	(19,770)	(30,040)	21,046	28,764	—

Net cash used in financing activities	(20,123)	(39,844)	37,101	28,764	5,898
Effect of exchange rate changes on cash and cash equivalents	475	498	—	—	973

Net increase in cash and cash equivalents	—	(19,855)	(11,929)	—	(31,784)
Cash and cash equivalents at beginning of period	—	40,055	14,879	—	54,934

Cash and cash equivalents at end of period	$—	$20,200	$2,950	$—	$23,150

Polypore International, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

15.    Financial statements of guarantors (continued)

Condensed consolidating statement of cash flows
for the three months ended March 31, 2007

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated

Net cash provided by operating activities	$13,647	$17,032	$7,083	$(14,823)	$22,939
Investing activities:
Purchases of property, plant and equipment	(948)	(1,715)	—	—	(2,663)
Acquisitions, net of cash acquired	—	(5,181)	—	—	(5,181)

Net cash used in investing activities	(948)	(6,896)	—	—	(7,844)
Financing activities:
Principal payments on debt	(339)	—	(947)	—	(1,286)
Loan acquisition costs	—	—	(31)	—	(31)
Repurchase of common stock	—	—	(320)	—	(320)
Intercompany transactions, net	(12,384)	(3,201)	762	14,823	—

Net cash used in financing activities	(12,723)	(3,201)	(536)	14,823	(1,637)
Effect of exchange rate changes on cash and cash equivalents	24	1,024	—	—	1,048

Net increase in cash and cash equivalents	—	7,959	6,547	—	14,506
Cash and cash equivalents at beginning of period	—	30,807	23,905	—	54,712

Cash and cash equivalents at end of period	$—	$38,766	$30,452	$—	$69,218

Item 2. Management's discussion and analysis of financial condition and results of operations

The following discussion of our financial condition and results of operations should be read together with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

Overview

We are a leading global high technology filtration company that develops, manufactures and markets specialized microporous membranes used in separation and filtration processes. In fiscal 2007, we generated total net sales of $534.7 million and net income of $0.5 million. We operate in two business segments: (i) the energy storage segment, which accounted for approximately 71% of our fiscal 2007 net sales; and (ii) the separations media segment, which accounted for approximately 29% of our fiscal 2007 net sales. We manufacture our products at facilities in North America, Europe and Asia. Net sales from foreign locations were approximately $349.4 million for fiscal 2007.

In the energy storage segment, our membrane separators are a critical performance component in lithium batteries, which are used in consumer electronic applications, and lead-acid batteries, which are used in transportation and industrial applications. The energy storage segment has benefited from the overall increase in demand by consumers for mobile power which we believe will continue.

Lithium batteries are the power source in a wide variety of electronics applications ranging from laptop computers and mobile phones to power tools. In addition, many new applications, such as consumer power tools and electric bikes and developing applications such as hybrid electric vehicles incorporate large-format batteries that require much greater membrane separator volume per battery. As a result, we believe that membrane separator growth will exceed battery unit sales growth. In September 2007, we started a lithium battery separator capacity expansion at our Charlotte, North Carolina facility expected to be completed by the end of 2008.

In the motor vehicle battery market, the high proportion of aftermarket sales and the steady growth of the worldwide fleet of motor vehicles provide us with a growing, recurring revenue base in lead-acid battery membrane separators. We believe we will also benefit from the worldwide conversion of alternative separator materials to the higher-performance polyethylene-based membrane separators such as those we produce. Growth is strongest in the Asia-Pacific region as a result of increasing per capita penetration of automobiles, growth in the industrial and manufacturing sectors, and a high rate of conversion to polyethylene-based membrane separators. We have positioned ourselves to benefit from this growth by expanding capacity at our Prachinburi, Thailand facility, acquiring a 60% share in a production facility in Tianjin, China and establishing an Asian Technical Center in Thailand. In September 2007, we started an additional capacity expansion at our Prachinburi, Thailand facility expected to be completed by the end of 2008.

On February 29, 2008, we purchased 100% of the stock of Microporous Holding Corporation, the parent company of Microporous Products L.P. ("Microporous"). The acquisition of Microporous adds rubber-based battery separator technology to our product line. This acquisition broadens our participation in the deep-cycle industrial battery market (e.g., golf cart and stationary batteries), adds to our membrane technology portfolio and product breadth, enhances service to common customers and adds cost-effective production capacity. The acquisition was funded with a combination of cash on hand, assumption of debt and borrowings under our existing credit facility.

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

We produce a wide range of membranes and membrane-based elements for micro-, ultra- and nanofiltration and gasification/degasification of liquids. Micro-, ultra- and nanofiltration membrane element market growth is being driven by several factors, including end-market growth in applications such as water treatment and pharmaceutical processing, displacement of conventional filtration media by membrane filtration due to membranes' superior cost and performance attributes and increasing purity requirements in industrial and other applications.

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

Initial public offering and related transactions

On June 27, 2007, the Company completed its initial public offering by issuing 15,000,000 shares of its common stock at a price of $19.00 per share. Public trading of our common stock commenced on June 28, 2007. The cash proceeds from this offering were approximately $267.9 million, net of underwriting fees of $17.1 million.

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

On July 3, 2007, we refinanced Polypore's senior secured credit facility with a new senior secured credit facility. The new credit facility provides for a $322.9 million term loan facility and a €35.0 million term loan facility and a $90.0 million revolving credit facility. The term loans mature in July 2014 and the revolving credit facility matures in July 2013. In connection with the refinancing, we capitalized loan acquisition costs of approximately $8.7 million and wrote-off loan acquisition costs of $7.2 million associated with the previous senior secured credit facility.

Critical accounting policies

Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations and that require the use of complex and subjective estimates based on past experience and management's judgment. Because of uncertainty inherent in such estimates, actual results may differ from these estimates. These policies are critical to the understanding of our operating results and financial condition and include the policies related to the allowance for doubtful accounts, the impairment of intangibles and goodwill, pension and other postretirement benefits and environmental matters. For a discussion of each of these policies, please see the discussion entitled "Critical Accounting Policies" under Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 29, 2007.

Results of operations

The following table sets forth, for the periods indicated, certain operating data in amount and as a percentage of net sales:

	Three months ended		Percentage of sales three months ended
($'s in millions)	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007

Net sales	$145.3	$129.0	100.0%	100.0%

Gross profit	55.4	48.1	38.2%	37.3%
Selling, general and administrative expenses	25.3	23.5	17.4%	18.2%
Business restructuring	—	0.1	0.0%	0.0%

Operating income	30.1	24.5	20.7%	19.0%
Interest expense, net	15.9	23.6	11.0%	18.3%
Foreign currency and other	(0.1)	(0.1)	(0.1)%	(0.1)%

Income from continuing operations before income taxes	14.3	1.0	9.8%	0.8%
Income taxes	3.7	(1.1)	2.6%	(0.8)%

Income from continuing operations	10.6	2.1	7.3%	1.6%
Discontinued operations, net of income taxes	2.3	0.0	1.6%	—

Net income	$12.9	$2.1	8.9%	1.6%

Comparison of the three months ended March 29, 2008 with the three months ended March 31, 2007

Net sales.    Net sales for the three months ended March 29, 2008 were $145.3 million, an increase of $16.3 million, or 12.6%, from the same period in the prior year. Energy storage sales for the three months ended March 29, 2008 were $104.0 million, an increase of $10.8 million, or 11.6%. The increase in energy storage sales was due to higher lead-acid and lithium battery separator sales and the positive impact of dollar/euro exchange rate fluctuations of $5.8 million. Lead-acid separator sales growth of 12.2% was driven by higher sales volume associated with the acquisition of Microporous, higher sales prices and the positive impact of dollar/euro exchange rate fluctuations. Average lead-acid separator sales prices increased due to global price increases implemented to partially offset higher raw material and energy costs. Lithium battery separator sales increased by 9.7% due to demand for consumer electronic products and expanding applications for lithium batteries.

Separations media sales for the three months ended March 29, 2008 were $41.3 million, an increase of $5.5 million, or 15.3% from the same period in the prior year. The increase in separations media sales was due to higher sales of hemodialysis membranes and industrial and filtration specialty products and the positive impact of dollar/euro exchange rate fluctuations of $4.1 million. Healthcare product sales increased by 17.7% due to strong growth in sales of synthetic hemodialysis membranes combined with the positive impact of dollar/euro exchange rate fluctuations, offset by the expected decline in sales of cellulosic hemodialysis membranes due to our exit of this product line. Filtration and specialty product sales increased by 10.9% driven by continued demand for high performance filtration applications and the positive impact of dollar/euro exchange rate fluctuations.

Gross profit.    Gross profit as a percent of net sales was 38.2% for the three months ended March 29, 2008, as compared to 37.3% in the same period of the prior year. Energy storage gross profit as a percent of net sales was 39.2% for the three months ended March 29, 2008, which was comparable to the prior year percentage of 39.5%. Raw material and energy cost increases were largely offset by internal cost saving actions and the global price increases for lead-acid battery separators. Separations media gross profit as a percent of net sales increased to 35.4% for the three months ended March 29, 2008, from 31.5% in the same period of the prior year. The increase was due primarily to the successful transformation of our hemodialysis membrane business from cellulosic to synthetic products and investments to enhance production efficiencies.

Selling, general and administrative expenses.    Selling, general and administrative expenses as a percent of net sales was 17.4% for the three months ended March 29, 2008, as compared to 18.2% for the same period in the prior year. The $1.8 million increase in selling, general and administrative expenses was predominantly due to the impact of dollar/euro exchange rate fluctuations.

Interest expense.    Interest expense for the three months ended March 29, 2008 decreased by $7.7 million from the same period in the prior year. The decrease in interest expense was primarily driven by the purchase of our 10.50% senior discount notes in July 2007 and lower interest rates under our refinanced senior credit facilities.

Income taxes.    The income tax provision for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis. The effective tax rate on continuing operations was 26.2% for the three months ended March 29, 2008, as compared to (99.8)% for the same period in the prior year. Our effective tax rate fluctuates due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, various changes in estimates of permanent differences and valuation allowances, and the relative size of our consolidated income before income taxes.

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

Because of the relatively small amount of pre-tax income in 2007 compared to 2008, fluctuations in income between different tax jurisdictions and small changes in permanent differences had a more significant impact on the calculation of our overall effective tax rate in 2007.

The effect of each of these items on our effective tax rate on continuing operations is quantified in the table below:

	Three months ended
	March 29, 2008	March 31, 2007

U.S. Federal statutory rate	35.0%	35.0%
State income taxes	1.0	(43.0)
Mix of income in taxing jurisdictions	(11.2)	(164.3)
Other permanent differences and valuation allowances	1.4	72.5

Total effective tax rate	26.2%	(99.8)%

Discontinued operations.    In January 2008, we sold our synthetic paper business, a component of the energy storage segment, for $4.0 million, resulting in a gain of $2.4 million, net of income taxes of $1.4 million. The results of operations, which were not material, and the gain on sale from the synthetic paper business are presented as discontinued operations for all periods presented.

Business restructuring

The pre-tax components of restructuring activity in the three months ended March 29, 2008 were as follows:

(in millions)	Balance at December 29, 2007	Restructuring charges	Cash payments	Foreign currency translation	Balance at March 29, 2008

2006 Restructuring Plan:
Severance and benefit costs	$3.5	$—	$(0.3)	$0.3	$3.5
Other	1.3	—	(0.3)	0.1	1.1

	4.8	—	(0.6)	0.4	4.6
2005 Restructuring Plan:
Severance and benefit costs	0.4	—	—	—	0.4

Total	$5.2	$—	$(0.6)	$0.4	$5.0

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

Liquidity and capital resources

Cash and cash equivalents decreased from $54.9 million at December 29, 2007 to $23.2 million at March 29, 2008, primarily due to the acquisition of Microporous and investments in production capacity in the energy storage segment.

Operating activities.    Net cash provided by operations was $31.4 million in the three months ended March 29, 2008, as compared to $22.9 million in the three months ended March 31, 2007. Cash provided by operations for the three months ended March 29, 2008 consisted of net income before non-cash expenses of $23.8 million and an increase in working capital of $7.6 million, excluding the impact of the acquisition of Microporous and foreign exchange rate fluctuations. Accounts receivable decreased approximately $2.9 million from December 29, 2007 to March 29, 2008 and days sales outstanding remained comparable to prior periods. Inventories increased approximately $2.6 million due to planned inventory builds in anticipation of our seasonal European shutdowns. Accounts payable and accrued liabilities increased approximately $5.5 million, primarily due to an increase in accrued interest on the

8.75% senior subordinated notes. Interest for the 8.75% senior subordinated notes is paid semi-annually in the second and fourth quarters.

Net cash provided by operations was $22.9 million in the three months ended March 31, 2007 and consisted of net income before non-cash expenses of $18.1 million and an increase in working capital of $4.8 million, excluding the impact of foreign exchange rate fluctuations. Accounts receivable increased from December 30, 2006 to March 31, 2007 by approximately $0.8 million and days sales outstanding remained comparable to prior periods. Inventories decreased approximately $2.4 million due to the reduction of cellulosic hemodialysis membrane inventories as we began making final shipments out of inventory to our customers. During 2006, we built up cellulosic inventories in preparation for the shutdown of production on December 27, 2006. Accounts payable and accrued liabilities increased approximately $1.2 million, primarily due to an increase in accrued interest on the 8.75% senior subordinated notes, partially offset by a reduction in the restructuring accrual.

Investing activities.    Capital expenditures in the three months ended March 29, 2008 related primarily to the $18 million lithium capacity expansion in Charlotte, NC and the $19 million lead-acid capacity expansion in Prachinburi, Thailand that began in September 2007. We spent $7.1 million on these expansion projects in fiscal 2007 and $7.4 million in the three months ended March 29, 2008. We expect these projects to be finished in late 2008. We estimate that total capital expenditures in fiscal year 2008 will be approximately $52.0 million.

On February 29, 2008, we purchased 100% of the stock of Microporous. The purchase price for Microporous stock, including acquisition related costs, was approximately $28.1 million which we paid at closing. Also, at the time of closing, we repaid certain indebtedness of Microporous in the aggregate amount of approximately $33.6 million and assumed $14.2 million of debt.

Effective January 1, 2007, we purchased a 60% share in a lead-acid battery separator manufacturing facility in Tianjin, China for an aggregate purchase price of $5.5 million, of which $5.2 million was paid during the three months ended March 31, 2007.

In January 2008, we sold a non-core synthetic paper business for $4.0 million.

Financing activities.    Cash provided by financing activities was $5.9 million in the three months ended March 29, 2008, consisting of $17.0 million of borrowings from our revolving credit facility associated with the acquisition of Microporous and payments on debt of $11.1 million, including the repayment of $9.4 million of debt assumed in the Microporous acquisition. In April 2008, we repaid the remaining $4.8 million of debt assumed in the Microporous transaction with cash and borrowings from our revolving credit facility.

We intend to fund our ongoing operations through cash generated by operations and availability under the senior secured credit facility.

On July 3, 2007, we refinanced Polypore, Inc.'s senior secured credit facility with a new senior secured credit facility that provides improved financial flexibility and lower interest rate spreads. The new credit facility provides for a $322.9 million term loan facility ($321.3 million outstanding at March 29, 2008) and a €35.0 million term loan facility ($54.8 million at March 29, 2008) and a $90.0 million revolving credit facility. Subject to certain terms and conditions, a maximum of $50.0 million of the revolving credit facility may be used for letters of credit. At March 29, 2008, we had $17.0 million outstanding under the revolving credit facility and $10.3 million of undrawn standby letters of credit, resulting in $62.7 million of borrowing availability under the revolving credit facility.

On July 31, 2007, Polypore, Inc. merged with and into Polypore International, and Polypore International assumed all of Polypore Inc.'s obligations under the new senior secured credit facility. The term loans mature in July 2014 and the revolving credit facility matures in July 2013.

Interest rates under the senior secured credit facility are, at our option, equal to either an alternate base rate plus a 1.25% margin or the Eurocurrency base rate plus a 2.25% margin. At March 29, 2008, the interest rates on the U.S. dollar term loan, the Eurodollar term loan and the revolving credit facility were 5.37%, 6.44% and 5.26%, respectively. In January 2008, the Company entered into interest rate swap agreements that effectively fix the interest rate on $250.0 million of the Company's term loans. The interest rate swap agreement which terminates on June 30, 2009 fixes the interest rate on $50.0 million of the term loans at 5.58%. The interest rate swap agreement which terminates on December 31, 2009 fixes the interest rate on $200.0 million of the term loans at 5.54%.

When loans are outstanding under the revolving credit facility, the credit agreement requires us to meet a maximum senior leverage ratio based on a calculation of Adjusted EBITDA in which certain items are added back to EBITDA.

Adjusted EBITDA, as defined under the senior secured credit facility, was as follows:

(in millions)	Last twelve months ended March 29, 2008

Net income	$11.3
Add/Subtract:
Depreciation and amortization	49.9
Interest expense, net	73.3
Income taxes	(11.3)
Stock-based compensation expense	0.8
Foreign currency loss	1.9
Loss on disposal of property, plant, and equipment	0.8
Business restructuring	(0.9)
Costs related to purchase of 10.50% senior discount notes	30.1
Write-off of loan acquisition costs associated with refinancing senior secured credit facility	7.2
Pro forma results for Microporous acquisition	6.9
Income from discontinued operations	(2.4)
Other non-cash or non-recurring charges	0.7

Adjusted EBITDA	$168.3

The calculation of the senior leverage ratio as defined under the senior credit facility as of March 29, 2008 is as follows:

(in millions)

Indebtedness(1)	$379.2
Adjusted EBITDA	168.3
Actual leverage ratio	2.25x

(1)
Calculated as the sum of outstanding borrowings under the senior secured credit facilities and the capital lease obligation, less the amount of cash on hand (not to exceed $50.0 million).

When loans are outstanding under the revolving credit facility, we are required to maintain a ratio of not more than the following ratios of indebtedness to Adjusted EBITDA at the end of any quarter ending during any of the following periods:

Period	Ratio

July 3, 2007 through and including June 28, 2008	3.25 to 1.00
Thereafter	3.00 to 1.00

At March 29, 2008, we were in compliance with the senior leverage ratio and the remaining unused amount of the revolving credit facility was available for borrowing.

The senior secured credit agreement contains certain restrictive covenants which, among other things, limit capital expenditures, the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances, and other matters customarily restricted in such agreements. The facilities also contain certain customary events of default, subject to grace periods, as appropriate. We believe that annual capital expenditure limitations imposed by the senior credit facilities will not significantly inhibit us from meeting our ongoing capital expenditure needs.

Future principal and interest payments on long-term debt are expected to be paid out of cash flows from operations, borrowings on our revolving credit facility and future refinancing of our debt. Our cash interest requirements for the next twelve months are estimated to be approximately $63.6 million.

The 8.75% senior subordinated notes ($461.8 million outstanding at March 29, 2008) will mature in 2012 and are guaranteed by most of our existing and future domestic restricted subsidiaries, subject to certain exceptions. Except under certain circumstances, the 8.75% senior subordinated notes do not require principal payments prior to their maturity in 2012. Interest on the 8.75% senior subordinated notes is payable semi-annually in cash. The 8.75% senior subordinated notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments.

We believe we have sufficient liquidity to meet our cash requirements over both the short (next twelve months) and long term (in relation to our debt service requirements). In evaluating the sufficiency of our liquidity for both the shorter and longer term, we considered the expected cash flow to be generated by our operations and the available borrowings under our senior secured credit facility compared to our anticipated cash requirements for debt service, working capital, cash taxes and capital expenditures as well as funding requirements for long-term liabilities. We anticipate that our operating cash flow, together with borrowings under the revolving credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due for at least the next 12 months. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. See "Item 1A. Risk Factors" in our Annual Report on Form 10-K.

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

Foreign operations

We manufacture our products at 13 strategically located facilities in North America, Europe and Asia. Net sales from the foreign locations were approximately $93.6 million and $81.2 million for the three months ended March 29, 2008 and March 31, 2007, respectively. Typically, we sell our products in the currency of the country where the manufacturing facility that produces the product is located. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on our business or market opportunities within such governments' countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.

Environmental matters

We accrue for environmental obligations when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. Environmental reserves, which are predominately euro-denominated, were $31.0 million and $29.2 million as of March 29, 2008 and December 29, 2007, respectively.

The environmental reserves are primarily related to the Wuppertal, Germany and Potenza, Italy facilities. In connection with the acquisition of Membrana in 2002, we recorded a reserve for costs to remediate known environmental issues and operational upgrades at the Wuppertal, Germany facility. In 2004, we identified potential environmental contamination at our manufacturing facility in Potenza, Italy. We anticipate that expenditures will be made over the next seven to ten years.

In 2006, we identified instances of potential non-compliance with environmental operating permits at the Corydon, Indiana and Owensboro, Kentucky facilities. We recorded our best estimate of potential penalties at that time. In March 2008, we reached agreement with the Indiana Department of Environmental Management and agreed to pay fines consistent with our original estimate. We do not believe that additional fines or penalties will be assessed.

We have indemnification agreements for certain environmental matters from Acordis A.G. ("Acordis") and Akzo Nobel N.V. ("Akzo"), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis's successors. Akzo's indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. The Akzo agreement provides indemnification of claims through December 2007, with the indemnification percentage decreasing each year during the coverage period. Through December 2003, Akzo pays 75% of any approved claim. After that, Akzo pays 65% of claims reported through December 2006 and 50% of claims reported through December 2007. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. At March 29, 2008 and December 29, 2007, amounts receivable under the indemnification agreements were $21.5 million and $20.0 million, respectively. The current portion of the indemnification receivable is included in other current assets.

Off-balance sheet arrangements

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

New accounting standards

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities ("FAS 161"). FAS 161 requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement No. 133 Accounting for Derivative Instruments and Hedging Activities and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. FAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008.

Item 3. Quantitative and qualitative disclosures about market risk

We are exposed to various market risks, which are potential losses arising from adverse changes in market rates and prices, such as interest rates and foreign exchange fluctuations. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest rate risk

At March 29, 2008, we had fixed rate debt of approximately $466.7 million and variable rate debt of approximately $393.1 million. In January 2008, we entered into interest rate swap agreements that effectively fix the interest rate on $250.0 million of our variable rate debt. The pre-tax earnings and cash flow impact resulting from a 100 basis point change in interest rates on our variable rate debt not protected by interest rate swap agreements would be approximately $1.4 million per year.

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

The dollar/euro exchange rates used in our financial statements for the periods ended as set forth below were as follows:

	Three months ended
	March 29, 2008	March 31, 2007

Period end rate	1.5785	1.3335
Period average rate	1.4974	1.3094

Our strategy for management of currency risk relies primarily on conducting our operations in a country's respective currency and may, from time to time, involve currency derivatives. As of March 29, 2008, we did not have any foreign currency derivatives outstanding.

Item 4. Controls and procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) was performed under the supervision, and with the participation of, the Company's management, including the Chief Executive Officer and Chief Financial Officer. The Company's disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 29, 2008 to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended March 29, 2008, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II
Other information

Item 1. Legal proceedings

In 2006, we identified instances of potential non-compliance with environmental operating permits at the Corydon, Indiana and Owensboro, Kentucky facilities. We recorded our best estimate of potential penalties at that time. In March 2008, we reached agreement with the Indiana Department of Environmental Management and agreed to pay fines consistent with our original estimate. We do not believe that additional fines or penalties will be assessed.

On March 20, 2008, we received a letter from the Federal Trade Commission (the "FTC") requesting that the Company voluntarily provide certain documents and information to the FTC regarding our acquisition of Microporous, which was completed on February 29, 2008. The letter stated that the FTC is conducting an investigation to determine whether the Microporous acquisition will substantially lessen competition in any relevant market and thereby violate federal antitrust laws. We voluntarily responded to the letter in writing and through supplemental telephone conversations and meetings.

On April 7, 2008, we and our wholly owned subsidiary, Daramic LLC, each received from the FTC a subpoena and interrogatories requesting substantially similar documents and information as were requested in the FTC's initial letter, as well as additional documents and information. We are in the process of responding to this request. We intend to continue to cooperate fully with this investigation.

We believe that the Microporous acquisition will be beneficial to our customers and the industry. Although we believe we will be successful in convincing the FTC to close its investigation, it is not possible to predict with certainty the outcome of this matter. If the FTC were to reach a conclusion adverse to us, the FTC could seek remedies including divestiture of some or all of the assets acquired in the Microporous acquisition through an administrative or judicial proceeding, which allows for a judicial appellate process. We believe that a final judicial resolution to a challenge by the FTC to the Microporous acquisition, if any, could take several years.

We believe that the final resolution of this matter will not have a material adverse impact on our business, financial condition or results of operations.

On April 21, 2008, an estimated quantity of 70 liters of oil was released into the Wupper River, which appears to have emanated from the Membrana facility. German authorities have commenced an investigation into the matter. We do not expect the outcome to be material.

Item 1A. Risk factors

With the exception of a material change to the following previously disclosed risk factor, there have been no other material changes in our risk factors from those disclosed in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

As we pursue acquisitions we are subject to added litigation and regulatory risks, integration risks, the possible disruption of our business and the incurrence of contingent liabilities,

expenses and additional debt. We have recently made certain acquisitions and may continue to do so in the future.

These acquisitions subject us to added litigation and regulatory risks. On April 7, 2008, we and our wholly owned subsidiary, Daramic LLC, each received from the Federal Trade Commission (the "FTC") a subpoena and interrogatories requesting substantially similar documents and information as were requested in the FTC's prior letter, as well as additional documents and information. It is not possible to predict with certainty the outcome of this matter. If the FTC were to reach a conclusion adverse to us, the FTC could seek remedies including divestiture of some or all of the assets acquired in the Microporous acquisition through an administrative or judicial proceeding, which allows for a judicial appellate process. We believe that a final judicial resolution to a challenge by the FTC to the Microporous acquisition, if any, could take several years. Finally, this investigation, regardless of its outcome, will be expensive and time-consuming and could divert management's attention and resources.

Acquisitions also involve risks that the businesses acquired will not perform in accordance with expectations and that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect. Future acquisitions would likely result in the incurrence of debt and contingent liabilities. Such acquisitions could also increase our interest and amortization expenses as well as periodic impairment charges related to goodwill and other intangible assets. Acquisitions could also result in significant charges relating to integration costs. We may not be able to integrate successfully any business we acquire into our existing business. Any acquired businesses may not be profitable or as profitable as we had expected. The successful integration of new businesses depends on our ability to manage these new businesses and cut excess costs. The successful integration of future acquisitions may also require substantial attention from our senior management and the management of the acquired business. This could decrease the time that they have to service and attract customers and develop new products and services. In addition, because we may actively pursue a number of opportunities simultaneously, we may encounter unforeseen expenses, complications and delays. Such expenses and delays could include difficulties in employing sufficient staff and maintaining operational and management oversight. Our inability to complete the integration of new businesses in a timely and orderly manner could increase costs, reduce our profits and ultimately disrupt our business.

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

Date: May 8, 2008		Polypore International, Inc. (Registrant)
	By:	/s/ ROBERT B. TOTH
Robert B. Toth President and Chief Executive Officer (principal executive officer)
	By:	/s/ LYNN AMOS
Lynn Amos Chief Financial Officer (principal financial officer and principal accounting officer)

QuickLinks

Polypore International, Inc. Index to quarterly report on Form 10-Q for the three months ended March 29, 2008
Forward-looking statements
Part I Financial information
  Item 1. Financial statements
Polypore International, Inc. Condensed consolidated balance sheets
Polypore International, Inc. Condensed consolidated statements of cash flows (unaudited)
Polypore International, Inc. Notes to condensed consolidated financial statements (unaudited)
Condensed consolidating statement of income for the three months ended March 29, 2008
Condensed consolidating statement of income for the three months ended March 31, 2007
Condensed consolidating statement of cash flows for the three months ended March 29, 2008
Condensed consolidating statement of cash flows for the three months ended March 31, 2007
  Item 2. Management's discussion and analysis of financial condition and results of operations
  Item 3. Quantitative and qualitative disclosures about market risk
Part II Other information
  Item 1. Legal proceedings
  Item 6. Exhibits
Signatures