Form 10-Q
period 2008-06-28
Polypore International, Inc.
filed 2008-08-11
CIK 1292556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 28, 2008

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
☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
There were 44,312,793 shares of the registrant’s common stock outstanding as of July 31, 2008.

Polypore International, Inc.
Index to Quarterly Report on Form 10-Q
For the Three Months Ended June 28, 2008
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
Because our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements, we cannot give any assurance that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on Polypore International’s results of operations and financial condition. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We do not undertake any obligation to update these forward-looking statements to reflect new information, future events or otherwise, except as may be required under federal securities laws.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Polypore International, Inc.
Condensed Consolidated Balance Sheets

	June 28, 2008
(in thousands, except share data)	(unaudited)	December 29, 2007*

Assets
Current assets:
Cash and cash equivalents	$56,076	$54,934
Accounts receivable, net	126,827	115,619
Inventories	73,624	64,329
Deferred income taxes	1,390	1,808
Prepaid and other	15,753	12,665

Total current assets	273,670	249,355
Property, plant and equipment, net	481,787	401,284
Goodwill	601,452	568,784
Intangibles and loan acquisition costs, net	198,518	187,861
Environmental indemnification receivable	20,212	15,640
Other	7,088	6,119

Total assets	$1,582,727	$1,429,043

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$34,361	$33,795
Accrued liabilities	52,538	50,759
Income taxes payable	196	424
Current portion of debt	3,780	4,549
Current portion of capital lease obligation	1,465	1,435

Total current liabilities	92,340	90,962
Debt, less current portion	832,683	813,536
Capital lease obligation, less current portion	2,579	3,319
Pension and postretirement benefits	72,675	65,779
Postemployment benefits	3,320	3,673
Environmental reserve, less current portion	24,256	22,627
Deferred income taxes	95,737	74,833
Other	24,868	18,983
Commitments and contingencies

Shareholders’ equity:
Preferred stock — 15,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $.01 par value — 200,000,000 shares authorized, 44,312,793 and 40,326,537 issued and outstanding at June 28, 2008 and December 29, 2007, respectively	443	403
Paid-in capital	476,980	390,337
Retained deficit	(27,398)	(51,484)
Accumulated other comprehensive loss	(15,756)	(3,925)

	434,269	335,331

Total liabilities and shareholders’ equity	$1,582,727	$1,429,043

*	Derived from audited consolidated financial statements
See notes to condensed consolidated financial statements

Polypore International, Inc.
Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(in thousands, except share data)	2008	2007	2008	2007

Net sales	$164,665	$131,063	$309,994	$260,099
Cost of goods sold	105,470	83,288	195,839	164,178
Business interruption insurance recovery	(1,900)	—	(2,400)	—

Gross profit	61,095	47,775	116,555	95,921
Selling, general and administrative expenses	29,747	23,102	55,065	46,637
Business restructuring	—	82	—	135

Operating income	31,348	24,591	61,490	49,149
Other (income) expense:
Interest expense, net	16,083	23,829	32,023	47,472
Foreign currency and other	(546)	507	(643)	374

	15,537	24,336	31,380	47,846

Income from continuing operations before income taxes	15,811	255	30,110	1,303
Income taxes	4,637	1,317	8,384	271

Income (loss) from continuing operations	11,174	(1,062)	21,726	1,032
Income from discontinued operations	—	11	2,360	27

Net income (loss)	$11,174	$(1,051)	$24,086	$1,059

Net income (loss) per share — basic:
Continuing operations	$0.27	$(0.04)	$0.53	$0.04
Discontinued operations	—	—	0.06	—

Net income (loss) per share	$0.27	$(0.04)	$0.59	0.04

Net income (loss) per share —diluted:
Continuing operations	$0.26	$(0.04)	$0.53	$0.04
Discontinued operations	—	—	0.05	—

Net income (loss) per share	$0.26	$(0.04)	$0.58	0.04

Weighted average shares outstanding — basic	41,946,581	25,801,434	41,135,800	25,572,001
Effect of dilutive stock options	248,319	—	241,157	178,577

Weighted average shares outstanding — diluted	42,194,900	25,801,434	41,376,957	25,750,578

See notes to condensed consolidated financial statements

Polypore International, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
(in thousands)	June 28, 2008	June 30, 2007

Operating activities:
Net income	$24,086	$1,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	18,160	15,562
Amortization expense	9,281	8,924
Amortization of loan acquisition costs	1,294	1,499
Amortization of debt discount	—	13,170
Stock-based compensation	533	296
Loss on disposal of property, plant and equipment	503	1,106
Foreign currency (gain) loss	(1,427)	498
Deferred income taxes	1,130	(6,027)
Business restructuring	—	135
Gain on sale of synthetic paper business	(3,774)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	661	609
Inventories	(3,271)	3,701
Prepaid and other current assets	(808)	447
Accounts payable and accrued liabilities	(2,661)	(5,090)
Income taxes payable	(74)	(1,807)
Other, net	(838)	(1,911)

Net cash provided by operating activities	42,795	32,171
Investing activities:
Acquisitions, net of cash acquired	(86,783)	(5,475)
Purchases of property, plant and equipment	(28,309)	(9,977)
Proceeds from sale of synthetic paper business	4,000	—

Net cash used in investing activities	(111,092)	(15,452)
Financing activities:
Proceeds from issuance of common stock, net of underwriting fees and other offering related costs	84,949	—
Proceeds from revolving credit facility	46,000	—
Payments on revolving credit facility	(46,000)	—
Principal payments on debt	(17,204)	(1,768)
Proceeds from stock option exercises	1,200	—
Initial public offering costs	—	(633)
Repurchase of common stock	—	(320)
Loan acquisition costs	—	(34)

Net cash provided by (used in) financing activities	68,945	(2,755)
Effect of exchange rate changes on cash and cash equivalents	494	1,399

Net increase in cash and cash equivalents	1,142	15,363
Cash and cash equivalents at beginning of period	54,934	54,712

Cash and cash equivalents at end of the period	$56,076	$70,075

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, the unaudited condensed consolidated financial statements and notes do not contain certain information included in the Company’s annual financial statements. In the opinion of management, all normal and recurring adjustments that are necessary for a fair presentation have been made. Operating results for the three and six months ended June 28, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2009. The unaudited condensed consolidated financial statements should be read in conjunction with the annual audited financial statements for the fiscal year ended December 29, 2007.
2. Recent Accounting Pronouncements
In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). FAS 161 requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. FAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008.
In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. FAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect FAS 162 will have a material impact on the Company’s consolidated financial statements.
3. Issuance of Common Stock
On June 27, 2007, the Company priced its initial public offering of common stock and signed an underwriting agreement, pursuant to which the underwriters agreed to purchase 15,000,000 shares of its common stock on a firm commitment basis at a price of $19.00 per share. Public trading of the Company’s common stock commenced on June 28, 2007. The net proceeds from the offering of $267,900,000, net of underwriting fees of $17,100,000, were received on July 3, 2007.
In May 2008, the Company completed a follow-on public offering of 8,031,000 shares of common stock at $24.00 per share, pursuant to which 3,750,000 shares were sold by the Company and 4,281,000 shares were sold by certain selling shareholders, including certain of the Company’s executive officers. The Company received net proceeds from the offering of $84,949,000, net of underwriting fees of $4,275,000 and other offering related costs. The net proceeds were used to repay outstanding borrowings under the Company’s revolving credit facility and for general corporate purposes.
4. Inventories
Inventories are carried at the lower of cost or market using the first-in, first-out method of accounting and consist of:

(in thousands)	June 28, 2008	December 29, 2007

Raw materials	$28,805	$23,545
Work-in-process	12,805	11,544
Finished goods	32,014	29,240

Total	$73,624	$64,329

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5. Debt
Debt, in order of priority, consists of:

(in thousands)	June 28, 2008	December 29, 2007

Senior credit facilities:
Revolving credit facility	$—	$—
Term loan facilities	375,049	373,122
8.75% senior subordinated notes	461,265	444,825
Other	149	138

	836,463	818,085
Less current maturities	3,780	4,549

Long-term debt	$832,683	$813,536

In January 2008, the Company entered into two interest rate swap agreements with notional principal amounts totaling $250,000,000. The swap agreement with a notional amount of $200,000,000 effectively fixes the interest rate on that amount of debt at 5.54% and expires on December 31, 2009. The swap agreement with a notional amount of $50,000,000 effectively fixes the interest rate on that amount of debt at 5.58% and expires on June 30, 2009. The swap agreements are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”). In accordance with FAS 133, the Company designated these swap agreements as cash flow hedges with changes in fair value, net of income taxes, recorded to “Accumulated other comprehensive loss” in the condensed consolidated balance sheets. The fair value of the interest rate swap agreements, based on current settlement values, was an obligation of $842,000 at June 28, 2008 and was included in “Other” non-current liabilities in the condensed consolidated balance sheets.
6. Employee Benefit Plans
The Company and its subsidiaries sponsor multiple defined benefit pension plans and an other postretirement benefit plan. The following table provides the components of net periodic benefit cost:

	Pension Plans
	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Service cost	$606	$815	$1,199	$1,601
Interest cost	1,079	842	2,136	1,654
Expected return on plan assets	(289)	(245)	(571)	(481)
Amortization of prior service cost	(21)	—	(42)	—
Recognized net actuarial loss	114	94	224	184

Net periodic benefit cost	$1,489	$1,506	$2,946	$2,958

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Service cost	$17	$8	$34	$16
Interest cost	34	28	68	56
Recognized net actuarial loss	4	—	8	—

Net periodic benefit cost	$55	$36	$110	$72

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
7. Environmental Matters
The Company accrues for environmental obligations when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. Environmental reserves, which are predominately euro-denominated, were $30,356,000 and $29,153,000 as of June 28, 2008 and December 29, 2007, respectively.
The environmental reserves are primarily related to the Wuppertal, Germany and Potenza, Italy facilities. In connection with the acquisition of Membrana in 2002, the Company recorded a reserve for costs to remediate known environmental issues and operational upgrades at the Wuppertal, Germany facility. In 2004, the Company identified potential environmental contamination at its manufacturing facility in Potenza, Italy. The Company anticipates that expenditures will be made over the next seven to ten years.
In 2006, the Company identified instances of potential non-compliance with environmental operating permits at the Corydon, Indiana and Owensboro, Kentucky facilities. The Company recorded its best estimate of potential penalties at that time. In March 2008, the Company reached agreement with the Indiana Department of Environmental Management and agreed to pay fines consistent with the Company’s original estimate. The Company does not believe that additional fines or penalties will be assessed.
The Company has indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel N.V. (“Akzo”), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. The Akzo agreement provides indemnification of claims through December 2007, with the indemnification percentage decreasing each year during the coverage period. Through December 2003, Akzo pays 75% of any approved claim. After that, Akzo pays 65% of claims reported through December 2006 and 50% of claims reported through December 2007. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. At June 28, 2008 and December 29, 2007, amounts receivable under the indemnification agreements were $21,444,000 and $19,952,000, respectively. The current portion of the indemnification receivable is included in other current assets.
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
2005 Restructuring Plan
In order to better accommodate customer growth and related demand for both lead-acid and lithium battery separators in the greater Asian market, the Company’s energy storage segment transferred certain assets from Europe and the United States to its facilities in Thailand and China. The total cost of the realignment plan was $9,117,000.

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Restructuring activity during the six months ended June 28, 2008 consisted of:

	Balance at			Foreign
	December 29,	Restructuring	Cash	Currency	Balance at
(in thousands)	2007	Charges	Payments	Translation	June 28, 2008

2006 Restructuring Plan:
Severance and benefit costs	$3,548	$—	$(365)	$250	$3,433
Other	1,288	—	(404)	81	965

	4,836	—	(769)	331	4,398

2005 Restructuring Plan:
Severance and benefit costs	404	—	(56)	29	377

Total	$5,240	$—	$(825)	$360	$4,775

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
10. Acquisitions
On February 29, 2008, the Company purchased 100% of the stock of Microporous Holding Corporation, the parent company of Microporous Products L.P. (“Microporous”). The acquisition broadens the Company’s participation in the deep-cycle industrial battery market, adds to its membrane technology portfolio and product breadth, enhances service to common customers and adds cost-effective production capacity.
The purchase price for Microporous stock, including acquisition-related costs, was $28,115,000. The Company also repaid $33,643,000 in indebtedness of Microporous and assumed $14,235,000 of debt. The assumed debt was repaid subsequent to the acquisition. The purchase price is subject to post-closing adjustments. The purchase agreement provides for additional cash payments of up to an aggregate of $3,750,000 over the next three years beginning in 2008, contingent upon the acquired business meeting defined earnout provisions.
On March 20, 2008, the Company received a letter from the Federal Trade Commission (the “FTC”) regarding the acquisition of Microporous. On April 7, 2008, Polypore and its wholly-owned subsidiary, Daramic LLC, received a subpoena and interrogatories requesting substantially similar documents and information as requested in the FTC’s initial letter, as well as additional documents and information. The Company has responded fully to this request and has met on several occasions with various members of the FTC staff in an effort to answer their questions and resolve the investigation. The Company cannot predict the outcome of the investigation at this time and does not believe that the final resolution of this matter will have a material adverse impact on the business, financial condition or results of operations of the Company.
On April 1, 2008, the Company acquired the battery separator manufacturing assets of Super-Tech Battery Components Pvt. Ltd., located in Bangalore, India for $1,824,000.
On May 20, 2008, the Company purchased 100% of the capital stock of Yurie-Wide Corporation (“Yurie-Wide”), a South Korean company, for $23,201,000, including acquisition related costs. The acquisition broadens the Company’s participation in the lithium battery separator market, adds to its membrane technology portfolio and product breadth and adds cost-effective production capacity.
The results of operations from the acquisitions described above are included in the Company’s energy storage segment from the date of acquisition. The Company accounts for acquisitions in conformity with FASB Statement No. 141, Business Combinations and FASB Statement No. 142, Goodwill and Other Intangible Assets. The following table summarizes the aggregate preliminary purchase price allocations for these acquisitions based upon the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. These allocations are subject to adjustment pending further assessments, including the valuation of intangible assets.

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(in thousands)

Current assets	$15,836
Property, plant and equipment	58,863
Intangible assets	19,494
Goodwill	32,668

Total assets acquired	126,861
Current liabilities	7,380
Debt assumed	14,235
Deferred taxes and other liabilities	18,463

Total liabilities assumed	40,078

Net assets acquired	$86,783

The excess of the purchase price over the fair value of the net assets acquired was $32,668,000 and was allocated to goodwill. The goodwill is not deductible for income tax purposes.
Pro forma information is not presented because the impact of these acquisitions, either individually or in the aggregate, on the Company’s consolidated results of operations for the three and six months ended June 28, 2008 is not considered to be significant.
11. Business Interruption Insurance Recovery
On September 30, 2007, a customer in the Company’s energy storage segment experienced a fire at one of their facilities. In 2008, the Company settled a business interruption insurance claim with its insurance provider and received total proceeds of $2,400,000, of which $1,900,000 was received in the three months ended June 28, 2008.
12. Comprehensive Income (Loss)
Comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Net income (loss)	$11,174	$(1,051)	$24,086	$1,059
Foreign currency translation adjustment, net of income taxes	(3,872)	789	(11,044)	4,673
Net actuarial gain (loss) and prior service credit, net of income taxes	8	(54)	(258)	(114)
Unrealized gain (loss) on interest rate swap agreements, net of income taxes	1,849	—	(529)	—

Comprehensive income (loss)	$9,159	$(316)	$12,255	$5,618

13. Related Party Transactions
The Company’s German subsidiary has equity investments in two companies that provide patent, trademark and research services for the Company and other companies that have invested in them. The Company’s investments represent 25% ownership in each of the firms and are accounted for by the equity method of accounting. The Company’s equity investment account balance was $477,000 and $278,000 at June 28, 2008 and December 29, 2007, respectively. Charges from the affiliates for work performed were $519,000 and $859,000 for the three months and six months ended June 28, 2008, respectively. Charges from the affiliates for work performed were $182,000 and $528,000 for the three months and six months ended June 30, 2007, respectively. Amounts due to the affiliates were $40,000 and $112,000 at June 28, 2008 and December 29, 2007, respectively.

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
Financial information relating to the reportable operating segments is presented below:

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Net sales to external customers (by major product group):
Lead-acid battery separators	$97,111	$71,453	$177,702	$143,299
Lithium battery separators	24,838	20,346	48,209	41,653

Energy storage	121,949	91,799	225,911	184,952
Healthcare	27,364	26,165	54,663	49,358
Filtration and specialty	15,352	13,099	29,420	25,789

Separations media	42,716	39,264	84,083	75,147

Total net sales to external customers	$164,665	$131,063	$309,994	$260,099

Operating income:
Energy storage	$24,047	$19,871	$47,669	$39,721
Separations media	7,567	4,805	14,373	9,613
Corporate	(266)	(3)	(552)	(50)

Segment operating income	31,348	24,673	61,490	49,284
Business restructuring	—	82	—	135

Total operating income	31,348	24,591	61,490	49,149
Reconciling items:
Interest expense, net	16,083	23,829	32,023	47,472
Foreign currency and other	(546)	507	(643)	374

Income from continuing operations before income taxes	$15,811	$255	$30,110	$1,303

Depreciation and amortization:
Energy storage	$9,552	$8,178	$18,160	$16,363
Separations media	4,759	4,195	9,281	8,123

Total depreciation and amortization	$14,311	$12,373	$27,441	$24,486

15. Subsequent Event
The collective bargaining agreement covering approximately 170 workers at the Company’s Owensboro, Kentucky facility, which produces lead-acid battery separators, expired on April 7, 2008, and through the course of negotiations, the Company provided a fair, reasonable and responsible offer. Agreement has not been reached and on August 6, 2008, the union initiated a strike. While the Company cannot predict the duration or impact of any work stoppage, the Company believes that it has appropriate contingency plans in place and, at this time, does not expect the work stoppage to have a material adverse effect on its business, financial condition or results of operations.
16. Discontinued Operations
In January 2008, the Company sold a non-core synthetic paper business, a component of the energy storage segment, for $4,000,000, resulting in a gain on sale of $2,372,000, net of income taxes of $1,402,000. The results of operations and the gain on sale from the synthetic paper business are presented as discontinued operations for all periods presented in the Company’s condensed consolidated statements of income.

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
17. Financial Statements of Guarantors
On July 31, 2007, Polypore, Inc. merged with and into the Company, and the Company assumed all of Polypore, Inc.’s obligations under the 8.75% senior subordinated notes. The senior subordinated notes are unconditionally guaranteed, jointly and severally, on a senior basis by certain of the Company’s wholly owned subsidiaries (“Guarantors”). Management has determined that separate complete financial statements of the Guarantors would not be material to users of the financial statements.
The following sets forth condensed consolidating financial statements of the Guarantors and non-Guarantor subsidiaries.
Condensed Consolidating Balance Sheet
As of June 28, 2008

	Combined	Combined
	Guarantor	Non-Guarantor		Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	The Company	and Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$15,856	$40,220	$—	$56,076
Accounts receivable, net	44,447	82,380	—	—	126,827
Inventories	24,253	49,371	—	—	73,624
Deferred income taxes	—	—	1,390	—	1,390
Prepaid and other	5,109	13,953	(3,309)	—	15,753

Total current assets	73,809	161,560	38,301	—	273,670
Due from affiliates	299,782	381,154	305,940	(986,876)	—
Investment in subsidiaries	212,144	295,640	347,066	(854,850)	—
Property, plant and equipment, net	160,859	320,928	—	—	481,787
Goodwill	—	—	601,452	—	601,452
Intangibles and loan acquisition costs, net	38	—	198,480	—	198,518
Other	5,619	21,681	—	—	27,300

Total assets	$752,251	$1,180,963	$1,491,239	$(1,841,726)	$1,582,727

Liabilities and shareholders’ equity
Accounts payable and accrued liabilities	$35,708	$47,278	$3,913	$—	$86,899
Income taxes payable	—	—	196	—	196
Current portion of debt	—	551	3,229	—	3,780
Current portion of capital lease obligation	1,465	—	—	—	1,465

Total current liabilities	37,173	47,829	7,338	—	92,340
Due to affiliates	375,684	343,943	267,249	(986,876)	—
Debt, less current portion	—	54,175	778,508	—	832,683
Capital lease obligation, less current portion	2,579	—	—	—	2,579
Pension and postretirement benefits, less current portion	2,670	70,005	—	—	72,675
Postemployment benefits	—	3,320	—	—	3,320
Environmental reserve, less current portion	—	24,256	—	—	24,256
Deferred income taxes and other	66,247	50,483	3,875	—	120,605
Shareholder’s equity	267,898	586,952	434,269	(854,850)	434,269

Total liabilities and shareholders’ equity	$752,251	$1,180,963	$1,491,239	$(1,841,726)	$1,582,727

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Condensed Consolidating Balance Sheet
As of December 29, 2007

	Combined	Combined
	Guarantor	Non-Guarantor		Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	The Company	and Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$40,055	$14,879	$—	$54,934
Accounts receivable, net	36,116	79,503	—	—	115,619
Inventories	20,360	43,969	—	—	64,329
Deferred income taxes	—	—	1,808	—	1,808
Prepaid and other	2,578	10,242	(155)	—	12,665

Total current assets	59,054	173,769	16,532	—	249,355
Due from affiliates	237,033	324,314	287,491	(848,838)	—
Investment in subsidiaries	224,443	283,721	270,952	(779,116)	—
Property, plant and equipment, net	111,379	289,905	—	—	401,284
Goodwill	—	1,240	567,544	—	568,784
Intangibles and loan acquisition costs, net	44	—	187,817	—	187,861
Other	1,552	17,659	2,548	—	21,759

Total assets	$633,505	$1,090,608	$1,332,884	$(1,627,954)	$1,429,043

Liabilities and shareholders’ equity
Accounts payable and accrued liabilities	$30,548	$47,206	$6,800	$—	$84,554
Income taxes payable	—	—	424	—	424
Current portion of debt	—	513	4,036	—	4,549
Current portion of capital lease obligation	1,435	—	—	—	1,435

Total current liabilities	31,983	47,719	11,260	—	90,962
Due to affiliates	315,847	310,017	222,974	(848,838)	—
Debt, less current portion	—	50,661	762,875	—	813,536
Capital lease obligation, less current portion	3,319	—	—	—	3,319
Pension and postretirement benefits, less current portion	2,343	63,436	—	—	65,779
Postemployment benefits	—	3,673	—	—	3,673
Environmental reserve, less current portion	—	22,627	—	—	22,627
Deferred income taxes and other	70,954	22,418	444	—	93,816
Shareholder’s equity	209,059	570,057	335,331	(779,116)	335,331

Total liabilities and shareholders’ equity	$633,505	$1,090,608	$1,332,884	$(1,627,954)	$1,429,043

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Condensed Consolidating Statement of Income
For the three months ended June 28, 2008

	Combined	Combined
	Guarantor	Non-Guarantor		Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	The Company	and Eliminations	Consolidated

Net sales	$61,550	$103,115	$—	$—	$164,665
Cost of goods sold	29,687	75,783	—	—	105,470
Business interruption insurance recovery	(1,900)	—	—	—	(1,900)

Gross profit	33,763	27,332	—	—	61,095
Selling, general and administrative expenses	18,798	10,662	287	—	29,747

Operating income (loss)	14,965	16,670	(287)	—	31,348
Interest expense and other	(2,221)	3,177	14,581	—	15,537
Equity in earnings of subsidiaries	—	—	(17,365)	17,365	—

Income from continuing operations before income taxes	17,186	13,493	2,496	(17,365)	15,811
Income taxes	8,821	4,493	(8,677)	—	4,637

Income from continuing operations	$8,365	$9,000	$11,174	$(17,365)	$11,174

Condensed Consolidating Statement of Income
For the three months ended June 30, 2007

	Combined	Combined
	Guarantor	Non-Guarantor		Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	The Company	and Eliminations	Consolidated

Net sales	$45,634	$85,429	$—	$—	$131,063
Cost of goods sold	20,336	62,952	—	—	83,288

Gross profit	25,298	22,477	—	—	47,775
Selling, general and administrative expenses	13,827	9,130	145	—	23,102
Business restructuring	—	82	—	—	82

Operating income (loss)	11,471	13,265	(145)	—	24,591
Interest expense and other	(1,805)	2,346	23,795	—	24,336
Equity in earnings of subsidiaries	—	—	(13,148)	13,148	—

Income (loss) from continuing operations before income taxes	13,276	10,919	(10,792)	(13,148)	255
Income taxes	7,606	3,441	(9,730)	—	1,317

Income (loss) from continuing operations	$5,670	$7,478	$(1,062)	$(13,148)	$(1,062)

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Condensed Consolidating Statement of Income
For the six months ended June 28, 2008

	Combined	Combined
	Guarantor	Non-Guarantor		Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	The Company	and Eliminations	Consolidated

Net sales	$115,434	$194,560	$—	$—	$309,994
Cost of goods sold	54,140	141,699	—	—	195,839
Business interruption insurance recovery	(2,400)	—	—	—	(2,400)

Gross profit	63,694	52,861	—	—	116,555
Selling, general and administrative expenses	34,515	19,997	553	—	55,065

Operating income (loss)	29,179	32,864	(553)	—	61,490
Interest expense and other	(2,796)	5,175	29,001	—	31,380
Equity in earnings of subsidiaries	—	—	(36,131)	36,131	—

Income (loss) from continuing operations before income taxes	31,975	27,689	6,577	(36,131)	30,110
Income taxes	14,832	8,701	(15,149)	—	8,384

Income from continuing operations	$17,143	$18,988	$21,726	$(36,131)	$21,726

Condensed Consolidating Statement of Income
For the six months ended June 30, 2007

	Combined	Combined
	Guarantor	Non-Guarantor		Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	The Company	and Eliminations	Consolidated

Net sales	$93,445	$166,654	$—	$—	$260,099
Cost of goods sold	40,554	123,624	—	—	164,178

Gross profit	52,891	43,030	—	—	95,921
Selling, general and administrative expenses	29,130	17,173	334	—	46,637
Business restructuring	—	135	—	—	135

Operating income (loss)	23,761	25,722	(334)	—	49,149
Interest expense and other	(3,519)	3,996	47,369	—	47,846
Equity in earnings of subsidiaries	—	—	(27,955)	27,955	—

Income (loss) from continuing operations before income taxes	27,280	21,726	(19,748)	(27,955)	1,303
Income taxes	15,395	5,656	(20,780)	—	271

Income from continuing operations	$11,885	$16,070	$1,032	$(27,955)	$1,032

Polypore International, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Condensed Consolidating Statement of Cash Flows
For the six months ended June 28, 2008

	Combined	Combined
	Guarantor	Non-Guarantor		Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	The Company	and Eliminations	Consolidated

Net cash provided by operating activities	$30,823	$33,998	$24,102	$(46,128)	$42,795
Investing activities:
Acquisitions, net of cash acquired	—	—	(86,783)	—	(86,783)
Purchases of property, plant and equipment	(15,933)	(12,376)	—	—	(28,309)
Proceeds from sale of synthetic paper business	4,000	—	—	—	4,000

Net cash used in investing activities	(11,933)	(12,376)	(86,783)	—	(111,092)
Financing activities:
Proceeds from issuance of common stock, net of underwriting fees and other offering related costs	—	—	84,949	—	84,949
Principal payments on debt	(5,510)	(10,078)	(1,616)	—	(17,204)
Proceeds from stock option exercises	—	—	1,200	—	1,200
Intercompany transactions, net	(13,830)	(35,787)	3,489	46,128	—

Net cash provided by (used in) financing activities	(19,340)	(45,865)	88,022	46,128	68,945
Effect of exchange rate changes on cash and cash equivalents	450	44	—	—	494

Net increase (decrease) in cash and cash equivalents	—	(24,199)	25,341	—	1,142
Cash and cash equivalents at beginning of period	—	40,055	14,879	—	54,934

Cash and cash equivalents at end of period	$—	$15,856	$40,220	$—	$56,076

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2007

	Combined	Combined
	Guarantor	Non-Guarantor		Reclassifications
(in thousands)	Subsidiaries	Subsidiaries	The Company	and Eliminations	Consolidated

Net cash provided by operating activities	$20,905	$25,284	$13,964	$(27,982)	$32,171
Investing activities:
Acquisitions, net of cash acquired	—	(5,475)	—	—	(5,475)
Purchases of property, plant and equipment	(3,679)	(6,298)	—	—	(9,977)

Net cash used in investing activities	(3,679)	(11,773)	—	—	(15,452)
Financing activities:
Principal payments on debt	(681)	(30)	(1,057)	—	(1,768)
Initial public offering costs	—	—	(633)	—	(633)
Repurchase of common stock	—	—	(320)	—	(320)
Loan acquisition costs	—	—	(34)	—	(34)
Intercompany transactions, net	(16,534)	(10,044)	(1,404)	27,982	—

Net cash used in financing activities	(17,215)	(10,074)	(3,448)	27,982	(2,755)
Effect of exchange rate changes on cash and cash equivalents	(11)	1,410	—	—	1,399

Net increase in cash and cash equivalents	—	4,847	10,516	—	15,363
Cash and cash equivalents at beginning of period	—	30,807	23,905	—	54,712

Cash and cash equivalents at end of period	$—	$35,654	$34,421	$—	$70,075

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read together with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 and Registration Statement No. 333-150754 on Form S-1.
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
In the energy storage segment, our membrane separators are a critical performance component in lithium batteries, which are used in consumer electronic applications, and lead-acid batteries, which are used in transportation and industrial applications. The energy storage segment has benefited from the overall increase in demand by consumers for mobile power, which we believe will continue.
Lithium batteries are the power source in a wide variety of electronics applications ranging from laptop computers and mobile phones to power tools. In addition, many new applications, such as consumer power tools and electric bikes and developing applications such as electric and hybrid electric vehicles incorporate large-format batteries that require much greater membrane separator volume per battery. As a result, we believe that membrane separator growth will exceed battery unit sales growth. In September 2007, we started a lithium battery separator capacity expansion at our Charlotte, North Carolina facility, expected to be completed by the end of 2008.
In May 2008, we acquired Yurie-Wide Corporation (“Yurie-Wide”), a South Korean company. The acquisition broadens the Company’s participation in the lithium battery separator market, adds to its membrane technology portfolio and product breadth and adds cost-effective production capacity. After the acquisition, we discontinued Yurie-Wide sales and made significant operational changes to align Yurie-Wide’s operations with our global standards. Yurie-Wide will not generate any revenues until their manufacturing processes and products meet our higher quality standards, which we expect to occur in 2009.
In the motor vehicle battery market, the high proportion of aftermarket sales and the steady growth of the worldwide fleet of motor vehicles provide us with a growing, recurring revenue base in lead-acid battery membrane separators. We believe we will also benefit from the worldwide conversion of alternative separator materials to the higher performance polyethylene-based membrane separators such as those we produce. Growth is strongest in the Asia-Pacific region as a result of increasing per capita penetration of automobiles, growth in the industrial and manufacturing sectors and a high rate of conversion to polyethylene-based membrane separators. We have positioned ourselves to benefit from this growth by expanding capacity at our Prachinburi, Thailand facility, acquiring a 60% share in a production facility in Tianjin, China and establishing an Asian Technical Center in Thailand. In September 2007, we started an additional capacity expansion at our Prachinburi, Thailand facility, expected to be completed by the end of 2008.
In February 2008, we purchased Microporous Holding Corporation, the parent company of Microporous Products L.P. (“Microporous”). The acquisition of Microporous adds rubber-based battery separator technology to our product line. This acquisition broadens our participation in the deep-cycle industrial battery market (e.g., golf cart and stationary batteries), adds to our membrane technology portfolio and product breadth, enhances service to common customers and adds cost-effective production capacity.
On April 1, 2008, we acquired the battery separator manufacturing assets of Super-Tech Battery Components Pvt. Ltd., located in Bangalore, India.
As we have previously disclosed, our products are sold to a relatively small number of customers. For example, one of our largest customers for lead-acid battery separators is Johnson Controls, Inc. (“JCI”). Our current sales agreement with JCI expires automatically on December 31, 2008.
In the separations media segment, our filtration membranes and modules are used in healthcare and high-performance filtration and specialty applications. Healthcare applications include hemodialysis, blood oxygenation and plasmapheresis. Growth in demand for hemodialysis membranes is driven by the increasing worldwide population of end-stage renal disease patients. We estimate that conversion to single-use dialyzers and increasing treatment frequency will result in additional dialyzer market growth.

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
Issuance of Common Stock and Related Transactions
On June 27, 2007, we completed our initial public offering by issuing 15,000,000 shares of our common stock at a price of $19.00 per share. Public trading of our common stock commenced on June 28, 2007. The cash proceeds from this offering were approximately $267.9 million, net of underwriting fees of $17.1 million.
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
On July 3, 2007, we refinanced our senior secured credit facility with a new senior secured credit facility. The new credit facility provides for a $322.9 million term loan facility, a €35.0 million term loan facility and a $90.0 million revolving credit facility. The term loans mature in July 2014 and the revolving credit facility matures in July 2013. In connection with the refinancing, we capitalized loan acquisition costs of approximately $8.7 million and wrote-off loan acquisition costs of $7.2 million associated with the previous senior secured credit facility.
In May 2008, we completed a follow-on public offering of 8,031,000 shares of common stock at $24.00 per share, pursuant to which 3,750,000 shares were sold by us and 4,281,000 shares were sold by certain selling shareholders, including certain of our executive officers. We received net proceeds from the offering of approximately $84.9 million, net of underwriting fees of $4.3 million and other offering related costs. The net proceeds were used to repay outstanding borrowings under our revolving credit facility and for general corporate purposes.
Recent Developments
As previously disclosed, the collective bargaining agreement covering approximately 170 workers at our Owensboro, Kentucky facility, which produces lead-acid battery separators, expired on April 7, 2008, and through the course of negotiations, we provided a fair, reasonable and responsible offer. Agreement has not been reached and on August 6, 2008, the union initiated a strike. While we cannot predict the duration or impact of any work stoppage, we believe that we have appropriate contingency plans in place and, at this time, do not expect the work stoppage to have a material adverse effect on our business, financial condition or results of operations.
Critical accounting policies
Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations and that require the use of complex and subjective estimates based on past experience and management’s judgment. Because of uncertainty inherent in such estimates, actual results may differ from these estimates. These policies are critical to the understanding of our operating results and financial condition and include the policies related to the allowance for doubtful accounts, the impairment of intangibles and goodwill, pension and other postretirement benefits and environmental matters. For a discussion of each of these policies, please see the discussion entitled “Critical Accounting Policies” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 29, 2007.

Results of Operations
The following table sets forth, for the periods indicated, certain operating data in amount and as a percentage of net sales:

			Percentage of Sales
	Three Months Ended		Three Months Ended
($’s in millions)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Net sales	$164.7	$131.1	100.0%	100.0%

Gross profit	61.1	47.8	37.1%	36.5%
Selling, general and administrative expenses	29.7	23.1	18.1%	17.6%
Business restructuring	—	0.1	—	0.1%

Operating income	31.4	24.6	19.0%	18.8%
Interest expense, net	16.1	23.8	9.8%	18.2%
Foreign currency and other	(0.5)	0.6	(0.3)%	0.4%

Income from continuing operations before income taxes	15.8	0.2	9.6%	0.2%
Income taxes	4.6	1.3	2.8%	1.0%

Income (loss) from continuing operations	11.2	(1.1)	6.8%	(0.8)%
Discontinued operations, net of income taxes	—	—	—	—

Net income (loss)	$11.2	$(1.1)	6.8%	(0.8)%

			Percentage of Net Sales
	Six Months Ended		Six Months Ended
($’s in millions)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Net sales	$310.0	$260.1	100.0%	100.0%

Gross profit	116.6	95.9	37.6%	36.9%
Selling, general and administrative expenses	55.1	46.6	17.8%	17.9%
Business restructuring	—	0.1	—	0.1%

Operating income	61.5	49.2	19.8%	18.9%
Interest expense, net	32.0	47.5	10.3%	18.3%
Foreign currency and other	(0.6)	0.4	(0.2)%	0.1%

Income from continuing operations before income taxes	30.1	1.3	9.7%	0.5%
Income taxes	8.4	0.3	2.7%	0.1%

Income from continuing operations	21.7	1.0	7.0%	0.4%
Discontinued operations, net of income taxes	2.4	—	0.8%	—

Net income	$24.1	$1.0	7.8%	0.4%

Comparison of the three months ended June 28, 2008 with the three months ended June 30, 2007
Net sales. Net sales for the three months ended June 28, 2008 were $164.7 million, an increase of $33.6 million, or 25.6%, from the same period in the prior year. Energy storage sales for the three months ended June 28, 2008 were $122.0 million, an increase of $30.2 million, or 32.8%. The increase in energy storage sales was due to higher lead-acid and lithium battery separator sales and the positive impact of dollar/euro exchange rate fluctuations of $6.6 million. Lead-acid separator sales increased by 35.9%, including Microporous from the date of acquisition in February 2008. Microporous sales accounted for just over 40% of the increase, with the remaining increase due to organic growth and the positive impact of dollar/euro exchange rate fluctuations. Organic growth was driven by higher sales volume and price adjustments to partially offset ongoing escalation in raw material and energy costs. Lithium battery separator sales increased by 22.1% due to increasing demand for mobile power, the penetration of lithium-ion batteries in an increasing number of electronic devices and lithium-ion batteries penetrating new applications for large format cells.
Separations media sales for the three months ended June 28, 2008 were $42.7 million, an increase of $3.5 million, or 8.8% from the same period in the prior year. The increase in separations media sales was due to higher sales of healthcare and industrial and filtration specialty products and the positive impact of dollar/euro exchange rate fluctuations of $4.6 million. Healthcare sales increased by 4.6%. Excluding the prior year cellulosic sales of $4.9 million, healthcare sales increased by 27.6% due to higher sales volumes of synthetic membranes associated with the continued acceptance of our Purema membrane and the positive impact of dollar/euro exchange rate fluctuations. Filtration and specialty product sales increased by 17.2%, driven by continued demand for high performance filtration applications and the positive impact of dollar/euro exchange rate fluctuations.
Gross Profit. Gross profit as a percent of net sales was 37.1% for the three months ended June 28, 2008, as compared to 36.5% in the same period of the prior year. Energy storage gross profit as a percent of net sales was 37.2% as compared to 38.9% in the same period of the prior year. The decline was primarily attributable to the acquisition of Microporous, whose gross profit margins are currently lower than the rest of our energy storage margins, and increased raw material and energy costs. Offsetting the decline were the business interruption insurance recovery, internal cost saving actions and global price increases for lead-acid battery separators. Separations media gross profit as a percent of net sales increased to 36.8% for the three months ended June 28, 2008, from 30.7% in the same period of the prior year. The increase was due primarily to increased hemodialysis membrane production volumes and investments to enhance production efficiencies.
Selling, general and administrative expenses. Selling, general and administrative expenses as a percent of net sales was 18.1% for the three months ended June 28, 2008, which is comparable to 17.6% for the same period in the prior year. Selling, general and administrative expense for the three months ended June 28, 2008 includes approximately $1.5 million of costs incurred in connection with the FTC’s review of our acquisition of Microporous.
Interest expense. Interest expense for the three months ended June 28, 2008 decreased by $7.7 million from the same period in the prior year. The decrease in interest expense was primarily driven by the purchase of our 10.50% senior discount notes in July 2007 and lower interest rates under our refinanced senior credit facilities.
Income taxes. The income tax provision for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis. The effective tax rate on continuing operations was 29.3% for the three months ended June 28, 2008, as compared to 516.5% for the same period in the prior year. Our effective tax rate fluctuates due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, various changes in estimates of permanent differences and valuation allowances, and the relative size of our consolidated income before income taxes.
The primary factor impacting our effective tax rate is the mix of earnings between the various tax jurisdictions in which we do business. Each tax jurisdiction has its own set of tax laws and tax rates. The income earned by our subsidiaries in each jurisdiction is taxed independently by these various jurisdictions. Currently, the applicable statutory income tax rates in the jurisdictions in which we operate range from 0% to 39%. Therefore, the amount of income tax expense in each jurisdiction as compared to our consolidated income (loss) before income taxes has a significant impact on our annual effective tax rate.
Because of the relatively small amount of pre-tax income in 2007 compared to 2008, fluctuations in income between different tax jurisdictions and small changes in permanent differences had a more significant impact on the calculation of our overall effective tax rate in 2007.

The effect of each of these items on our effective tax rate on continuing operations is quantified in the table below:

	Three Months Ended
	June 28, 2008	June 30, 2007

U.S. Federal statutory rate	35.0%	35.0%
State income taxes	0.3	(3.7)
Mix of income in taxing jurisdictions	(8.5)	8.0
Other permanent differences and valuation allowances	2.5	12.1
Change in estimate of 2007 annualized income as a result of the refinancing of the credit facility and purchase of the senior discount notes	—	465.1

Total effective tax rate	29.3%	516.5%

Comparison of the six months ended June 28, 2008 with the six months ended June 30, 2007
Net sales. Net sales for the six months ended June 28, 2008 were $310.0 million, an increase of $49.9 million, or 19.2%, from the same period in the prior year. Energy storage sales for the six months ended June 28, 2008 were $225.9 million, an increase of $41.0 million, or 22.1%. The increase in energy storage sales was due to higher lead-acid and lithium battery separator sales and the positive impact of dollar/euro exchange rate fluctuations of $12.3 million. Lead-acid separator sales increased by 24.0%, including Microporous from the date of acquisition in February 2008. Microporous sales accounted for just over 40% of the increase while the remaining increase was driven by organic growth and the positive impact of dollar/exchange fluctuations. Organic growth was driven by higher sales volumes and price adjustments to partially offset ongoing escalation in raw material and energy costs. Lithium battery separator sales increased by 15.7% due to increasing demand for mobile power, the penetration of lithium-ion batters in an increasing number of electronic devices and lithium-ion batteries penetrating new applications for large format cells.
Separations media sales for the six months ended June 28, 2008 were $84.1 million, an increase of $8.9 million, or 11.9% from the same period in the prior year. The increase in separations media sales was due to higher sales of hemodialysis membranes and industrial and filtration specialty products and the positive impact of dollar/euro exchange rate fluctuations of $8.8 million. Healthcare sales increased by 10.7%. Excluding the prior year cellulosic sales of $10.2 million, healthcare sales growth was 37.8% due to higher sales volumes of synthetic membranes associated with the continued acceptance of our Purema membrane and the impact of dollar/euro exchange rate fluctuations. Filtration and specialty product sales increased by 14.1%, driven by continued demand for high performance filtration applications and the positive impact of dollar/euro exchange rate fluctuations.
Gross Profit. Gross profit as a percent of net sales was 37.6% for the six months ended June 28, 2008, as compared to 36.9% in the same period of the prior year. Energy storage gross profit as a percent of net sales was 38.1% as compared to 39.1% in the same period of the prior year. The decline was primarily attributable to the acquisition of Microporous, whose gross profit margins are currently lower than the rest of our energy storage margins, and increased raw material and energy costs. Offsetting the decline were the business interruption insurance recovery, internal cost saving actions and global price increases for lead-acid battery separators. Separations media gross profit as a percent of net sales increased to 36.1% for the six months ended June 28, 2008, from 31.3% in the same period of the prior year. The increase was due primarily to increased hemodialysis membrane production volumes and investments to enhance production efficiencies.
Selling, general and administrative expenses. Selling, general and administrative expenses as a percent of net sales was 17.8% for the six months ended June 28, 2008, which is comparable to 17.9% for the same period in the prior year. Selling, general and administrative expense for the six months ended June 28, 2008 includes approximately $1.5 million of costs incurred in connection with the FTC’s review of our acquisition of Microporous.
Interest expense. Interest expense for the six months ended June 28, 2008 decreased by $15.5 million from the same period in the prior year. The decrease in interest expense was primarily driven by the purchase of our 10.50% senior discount notes in July 2007 and lower interest rates under our refinanced senior credit facilities.
Income taxes. The income tax provision for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis. The effective tax rate on continuing operations was 27.8% for the six months ended June 28, 2008, as compared to 20.8% for the same period in the prior year. Our effective tax rate fluctuates due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, various changes in estimates of permanent differences and valuation allowances, and the relative size of our consolidated income before income taxes.
The primary factor impacting our effective tax rate is the mix of earnings between the various tax jurisdictions in which we do business. Each tax jurisdiction has its own set of tax laws and tax rates. The income earned by our subsidiaries in each jurisdiction is taxed independently by these various jurisdictions. Currently, the applicable statutory income tax rates in the jurisdictions in which we operate range from 0% to 39%. Therefore, the amount of income tax expense in each jurisdiction as compared to our consolidated income (loss) before income taxes has a significant impact on our annual effective tax rate.
Because of the relatively small amount of pre-tax income in 2007 compared to 2008, fluctuations in income between different tax jurisdictions and small changes in permanent differences had a more significant impact on the calculation of our overall effective tax rate in 2007.
The effect of each of these items on our effective tax rate on continuing operations is quantified in the table below:

	Six Months Ended
	June 28, 2008	June 30, 2007

U.S. Federal statutory rate	35.0%	35.0%
State income taxes	.3	(3.7)
Mix of income in taxing jurisdictions	(8.5)	(22.6)
Other permanent differences and valuation allowances	1.0	12.1

Total effective tax rate	27.8%	20.8%

Discontinued operations. In January 2008, we sold our synthetic paper business, a component of the energy storage segment, for $4.0 million, resulting in a gain of $2.4 million, net of income taxes of $1.4 million. The results of operations, which were not material, and the gain on sale from the synthetic paper business are presented as discontinued operations for all periods presented.
Business Restructuring
The pre-tax components of restructuring activity in the six months ended June 28, 2008 were as follows:

	Balance at	Restructuring		Foreign Currency	Balance at June 28,
(in millions)	December 29, 2007	Charges	Cash Payments	Translation	2008

2006 Restructuring Plan:
Severance and benefit costs	$3.5	$—	$(0.4)	$0.3	$3.4
Other	1.3	—	(0.4)	0.1	1.0

	4.8	—	(0.8)	0.4	4.4

2005 Restructuring Plan:
Severance and benefit costs	0.4	—	—	—	0.4

Total	$5.2	$—	$(0.8)	$0.4	$4.8

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
2005 restructuring plan. In order to better accommodate customer growth and related demand for both lead-acid and lithium battery separators in the greater Asian market, our energy storage segment transferred certain assets from Europe and the United States to our facilities in Thailand and China. The total cost of the realignment plan was $9.1 million.

Liquidity and Capital Resources
Operating activities. Net cash provided by operations was $42.8 million in the six months ended June 28, 2008, as compared to $32.2 million in the six months ended June 30, 2007. Cash provided by operations for the six months ended June 28, 2008 consisted of net income before non-cash expenses of $49.8 million, partially offset by an increase in working capital of $7.0 million, excluding the impact of acquisitions and foreign exchange rate fluctuations. The increase in working capital was primarily due to a $3.3 million increase in inventory in anticipation of our seasonal European shutdowns and a $2.7 million decline in accounts payable and accrued liabilities due to the timing of interest payments under our senior subordinated notes, which are paid semi-annually in May and November. Accounts receivable and days sales outstanding at June 28, 2008 were relatively unchanged from 2007 year-end.
Net cash provided by operations was $32.2 million in the six months ended June 30, 2007 and consisted of net income before non-cash expenses of $36.2 million, partially offset by an increase in working capital of $4.0 million, excluding the impact of foreign exchange rate fluctuations. Accounts receivable increased from December 30, 2006 to June 30, 2007 by approximately $0.6 million and days sales outstanding remained comparable to prior periods. Inventories decreased approximately $3.7 million due to the reduction of cellulosic hemodialysis membrane inventories as we began making final shipments out of inventory to our customers. During 2006, we built up cellulosic inventories in preparation for the shutdown of production on December 27, 2006. Accounts payable and accrued liabilities decreased approximately $5.1 million, primarily due to restructuring and incentive compensation plan payments, net of related accruals.
Investing activities. Capital expenditures in the six months ended June 28, 2008 were approximately $28.3 million. Included in this amount were expenditures relating to the $18 million lithium capacity expansion in Charlotte, North Carolina and the $19 million lead-acid capacity expansion in Prachinburi, Thailand, both of which began in September 2007 and are expected to be completed by the end of 2008. We estimate that total capital expenditures in fiscal year 2008 will be approximately $52.0 million.
Cash paid for acquisitions for the six months ended June 28, 2008 was $86.8 million. On February 29, 2008, we purchased 100% of the stock of Microporous for approximately $28.1 million, repaid certain indebtedness of Microporous of $33.6 million and assumed debt of $14.2 million. On April 1, 2008, we purchased the battery separator assets of Super-Tech Battery Components Pvt. Ltd. for approximately $1.8 million. On May 20, 2008, we purchased 100% of the capital stock of Yurie-Wide for approximately $23.2 million.
During the six months ended June 30, 2007, we purchased a 60% share in a lead-acid battery separator manufacturing facility in Tianjin, China for approximately $5.5 million.
In January 2008, we sold a non-core synthetic paper business for $4.0 million.
Financing activities. Cash provided by financing activities was $68.9 million in the six months ended June 28, 2008, and primarily consisted of $84.9 million in proceeds from our follow-on public offering, which were used to repay outstanding borrowings under our revolving credit facility and for general corporate purposes. During 2008, we also made payments on debt of $17.2 million, including the repayment of the $14.2 million of debt assumed in the Microporous acquisition.
We intend to fund our ongoing operations through cash generated by operations and availability under the senior secured credit facility.
On July 3, 2007, we refinanced Polypore, Inc.’s senior secured credit facility with a new senior secured credit facility that provides improved financial flexibility and lower interest rate spreads. The new credit facility provides for a $322.9 million term loan facility ($320.5 million outstanding at June 28, 2008) and a €35.0 million term loan facility ($54.6 million at June 28, 2008) and a $90.0 million revolving credit facility. Subject to certain terms and conditions, a maximum of $50.0 million of the revolving credit facility may be used for letters of credit. At June 28, 2008, we had $2.9 million of undrawn standby letters of credit, resulting in $87.1 million of borrowing availability under the revolving credit facility.
On July 31, 2007, Polypore, Inc. merged with and into Polypore International, and Polypore International assumed all of Polypore, Inc.’s obligations under the new senior secured credit facility. The term loans mature in July 2014 and the revolving credit facility matures in July 2013.
Interest rates under the senior secured credit facility are, at our option, equal to either an alternate base rate plus a 1.25% margin or the Eurocurrency base rate plus a 2.25% margin. At June 28, 2008, the interest rates on the U.S. dollar term loan and the Eurodollar term loan were 4.64% and 6.62%, respectively. In January 2008, the Company entered into interest rate swap agreements that effectively fix the interest rate on $250.0 million of the Company’s term loans. The interest rate swap agreement that terminates on June 30, 2009 fixes the interest rate on $50.0 million of the term loans at 5.58%. The interest rate swap agreement that terminates on December 31, 2009 fixes the interest rate on $200.0 million of the term loans at 5.54%.
When loans are outstanding under the revolving credit facility, the credit agreement requires us to meet a maximum senior leverage ratio based on a calculation of Adjusted EBITDA in which certain items are added back to EBITDA.

Adjusted EBITDA, as defined under the senior secured credit facility, was as follows:

Last Twelve Months
(in millions)	Ended June 28, 2008

Net income	$23.6
Add/Subtract:
Depreciation and amortization	51.8
Interest expense, net	65.5
Income taxes	(7.9)
Stock-based compensation expense	0.9
Foreign currency loss	1.0
Loss on disposal of property, plant, and equipment	0.6
Business restructuring	(1.0)
Costs related to purchase of 10.50% senior discount notes	30.1
Write-off of loan acquisition costs associated with refinancing senior secured credit facility	7.2
Pro forma results for Microporous acquisition	5.0
Pro forma results for Yurie-Wide acquisition	(1.8)
Income from discontinued operations	(2.4)
Other non-cash or non-recurring charges	1.1

Adjusted EBITDA	$173.7

The calculation of the senior leverage ratio as defined under the senior credit facility as of June 28, 2008 is as follows:

(in millions)

Indebtedness (1)	$329.1
Adjusted EBITDA	173.7
Actual leverage ratio	1.89x

(1)	Calculated as the sum of outstanding borrowings under the senior secured credit facilities and the capital lease obligation, less the amount of cash on hand (not to exceed $50.0 million).
When loans are outstanding under the revolving credit facility, we are required to maintain a ratio of not more than the following ratios of indebtedness to Adjusted EBITDA at the end of any quarter ending during any of the following periods:

Period	Ratio

July 3, 2007 through and including June 28, 2008	3.25 to 1.00
Thereafter	3.00 to 1.00
At June 28, 2008, we were in compliance with the senior leverage ratio and the entire amount of the revolving credit facility was available for borrowing.
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
Future principal and interest payments on long-term debt are expected to be paid out of cash flows from operations, borrowings on our revolving credit facility and future refinancing of our debt. Our cash interest requirements for the next twelve months are estimated to be approximately $63.5 million.
The 8.75% senior subordinated notes ($461.3 million outstanding at June 28, 2008) will mature in 2012 and are guaranteed by most of our existing and future domestic restricted subsidiaries, subject to certain exceptions. Except under certain circumstances, the 8.75% senior subordinated notes do not require principal payments prior to their maturity in 2012. Interest on the 8.75% senior subordinated notes is payable semi-annually in cash. The 8.75% senior subordinated notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments.
We believe we have sufficient liquidity to meet our cash requirements over both the short (next twelve months) and long term (in relation to our debt service requirements). In evaluating the sufficiency of our liquidity for both the shorter and longer term, we considered the expected cash flow to be generated by our operations and the available borrowings under our senior secured credit facility compared to our anticipated cash requirements for debt service, working capital, cash taxes and capital expenditures as well as funding requirements for long-term liabilities. We anticipate that our operating cash flow, together with borrowings under the revolving credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due for at least the next 12 months. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2007.
From time to time, we may explore additional financing methods and other means to lower our cost of capital, which could include stock issuance or debt financing and the application of the proceeds therefrom to the repayment of bank debt or other indebtedness. In addition, in connection with any future acquisitions, we may require additional funding, which may be provided in the form of additional debt or equity financing or a combination thereof. There can be no assurance that any additional financing will be available to us on acceptable terms.
Foreign Operations
We manufacture our products at 13 strategically located facilities in North America, Europe and Asia. Net sales from the foreign locations were approximately $200.0 million and $166.7 million for the six months ended June 28, 2008 and June 30, 2007, respectively. Typically, we sell our products in the currency of the country where the manufacturing facility that produces the product is located. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on our business or market opportunities within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.
Environmental matters
We accrue for environmental obligations when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. Environmental reserves, which are predominately euro-denominated, were $30.4 million and $29.2 million as of June 28, 2008 and December 29, 2007, respectively.
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
We have indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel N.V. (“Akzo”), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. The Akzo agreement provides indemnification of claims through December 2007, with the indemnification percentage decreasing each year during the coverage period. Through December 2003, Akzo pays 75% of any approved claim. After that, Akzo pays 65% of claims reported through December 2006 and 50% of claims reported through December 2007. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. At June 28, 2008 and December 29, 2007, amounts receivable under the indemnification agreements were $21.4 million and $20.0 million, respectively. The current portion of the indemnification receivable is included in other current assets.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

New Accounting Standards
In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). FAS 161 requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. FAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008.
In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. FAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect FAS 162 will have a material impact on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, which are potential losses arising from adverse changes in market rates and prices, such as interest rates and foreign exchange fluctuations. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
Interest rate risk
At June 28, 2008, we had fixed rate debt of approximately $461.4 million and variable rate debt of approximately $375.1 million. In January 2008, we entered into interest rate swap agreements that effectively fix the interest rate on $250.0 million of our variable rate debt. The pre-tax earnings and cash flow impact resulting from a 100 basis point change in interest rates on our variable rate debt not protected by interest rate swap agreements would be approximately $1.3 million per year.
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
The dollar/euro exchange rates used in our financial statements for the periods ended as set forth below were as follows:

	June 28, 2008	June 30, 2007

Period end rate	1.5751	1.3475
Period average rate for the three months ended	1.5624	1.3488
Period average rate for the six months ended	1.5299	1.3291
Our strategy for management of currency risk relies primarily on conducting our operations in a country’s respective currency and may, from time to time, involve currency derivatives. As of June 28, 2008, we did not have any foreign currency derivatives outstanding.
Item 4. Controls and Procedures
An evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) was performed under the supervision, and with the participation of, the Company’s management, including the Chief Executive Officer and Chief Financial Officer. The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 28, 2008.

During the three months ended June 28, 2008, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
As disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 29, 2008, on March 20, 2008 we received a letter from the Federal Trade Commission (the “FTC”) requesting that the Company voluntarily provide certain documents and information to the FTC regarding our acquisition of Microporous, which was completed on February 29, 2008. The letter stated that the FTC is conducting an investigation to determine whether the Microporous acquisition will substantially lessen competition in any relevant market and thereby violate federal antitrust laws. We voluntarily responded to the letter in writing and through supplemental telephone conversations and meetings.
On April 7, 2008, we and our wholly owned subsidiary, Daramic LLC, each received from the FTC a subpoena and interrogatories requesting substantially similar documents and information as requested in the FTC’s initial letter, as well as additional documents and information. We have responded fully to this request and have met on several occasions with various members of the FTC staff in an effort to answer their questions and resolve the investigation. We intend to continue to cooperate fully with this investigation.
We believe that the Microporous acquisition will be beneficial to our customers and the industry. It is not possible, however, to predict with certainty whether we will be successful in convincing the FTC to close its investigation or the outcome of this matter. If the FTC were to reach a conclusion adverse to us, the FTC could seek remedies including divestiture of some or all of the assets acquired in the Microporous acquisition through an administrative or judicial proceeding, which allows for a judicial appellate process. We believe that a final judicial resolution to a challenge by the FTC to the Microporous acquisition, if any, could take several years.
We believe that the final resolution of this matter will not have a material adverse impact on our business, financial condition or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
The Company’s Annual Meeting of Stockholders was held on May 14, 2008. Stockholders elected both of the director nominees and ratified the selection of Ernst & Young LLP as our independent registered public accounting firm for 2008.
The nominees for directors were elected based upon the following votes:

Nominees	Votes For	Votes Withheld

Michael Graff	33,485,051	4,543,599
W. Nicholas Howley	37,634,389	394,261
The ratification of the selection of Ernst & Young LLP as our independent registered public accounting firm for 2008 received the following votes:

Number of Shares

For	37,791,783
Against	235,797
Abstain	1,070
Item 6. Exhibits

Exhibit No.	Exhibit Description
10.1	Amended and Restated Employment Agreement of Robert B. Toth, dated April 28, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 1, 2008)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2008	POLYPORE INTERNATIONAL, INC. (Registrant)
	By:	/s/ Robert B. Toth
Robert B. Toth
President and Chief Executive Officer (principal executive officer)

	By:	/s/ Lynn Amos
Lynn Amos
Chief Financial Officer (principal financial officer and principal accounting officer)