Form 10-Q
period 2008-09-27
Polypore International, Inc.
filed 2008-11-06
CIK 1292556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2008

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

There were 44,374,169 shares of the registrant’s common stock outstanding as of October 31, 2008.

Polypore International, Inc.

Index to Quarterly Report on Form 10-Q

For the Three Months Ended September 27, 2008

In this Quarterly Report on Form 10-Q, the words “Polypore International,” “Company,” “we,” “us” and “our” refer to Polypore International, Inc. together with its subsidiaries, unless the context indicates otherwise.

Forward-looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements, including, in particular, the statements about Polypore International’s plans, objectives, strategies and prospects regarding, among other things, the financial condition, results of operations and business of Polypore International.  We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” and other words and terms of similar meaning.  These forward-looking statements may be contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or “Controls and Procedures” or the Company’s financial statements or the notes thereto.

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

•                  the adverse impact on our financial condition of restructuring activities;

•                  the absence of expected returns from the amount of intangible assets we have recorded;

•                  the adverse impact from legal proceeding on our financial condition; and

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Polypore International, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)	September 27, 2008	December 29, 2007*
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$80,054	$54,934
Accounts receivable, net	117,351	115,619
Inventories	64,601	64,329
Refundable income taxes	3,582	—
Deferred income taxes	1,573	1,808
Prepaid and other	18,249	12,665
Total current assets	285,410	249,355
Property, plant and equipment, net	461,968	401,284
Goodwill	601,848	568,784
Intangibles and loan acquisition costs, net	191,461	187,861
Environmental indemnification receivable	18,641	15,640
Other	2,365	6,119
Total assets	$1,561,693	$1,429,043

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$30,918	$33,795
Accrued liabilities	63,858	50,759
Income taxes payable	—	424
Current portion of debt	3,740	4,549
Current portion of capital lease obligation	1,480	1,435
Total current liabilities	99,996	90,962
Debt, less current portion	810,748	813,536
Capital lease obligation, less current portion	2,204	3,319
Pension and postretirement benefits	68,528	65,779
Postemployment benefits	2,742	3,673
Environmental reserve, less current portion	23,776	22,627
Deferred income taxes	93,126	74,833
Other	17,604	18,983
Commitments and contingencies

Shareholders’ equity:
Preferred stock – 15,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $.01 par value – 200,000,000 shares authorized, 44,374,169 and 40,326,537 issued and outstanding at September 27, 2008 and December 29, 2007, respectively	444	403
Paid-in capital	477,576	390,337
Retained deficit	(22,310)	(51,484)
Accumulated other comprehensive loss	(12,741)	(3,925)
	442,969	335,331
Total liabilities and shareholders’ equity	$1,561,693	$1,429,043

* Derived from audited consolidated financial statements

See notes to condensed consolidated financial statements

Polypore International, Inc.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except share data)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net sales	$154,923	$129,930	$464,917	$390,029
Cost of goods sold	108,055	84,092	303,894	248,270
Business interruption insurance recovery	—	—	(2,400)	—
Gross profit	46,868	45,838	163,423	141,759
Selling, general and administrative expenses	26,233	23,056	81,298	69,693
Business restructuring	—	223	—	358
Operating income	20,635	22,559	82,125	71,708
Other (income) expense:
Interest expense, net	14,600	16,713	46,623	64,185
Costs related to purchase of 10.50% senior discount notes	—	30,038	—	30,038
Write-off of loan acquisition costs associated with refinancing of senior secured credit facilities	—	7,173	—	7,173
Foreign currency and other	(574)	390	(1,217)	764
	14,026	54,314	45,406	102,160
Income (loss) from continuing operations before income taxes	6,609	(31,755)	36,719	(30,452)
Income taxes	1,521	(17,132)	9,905	(16,861)
Income (loss) from continuing operations	5,088	(14,623)	26,814	(13,591)
Income from discontinued operations	—	43	2,360	70
Net income (loss)	$5,088	$(14,580)	$29,174	$(13,521)

Net income (loss) per share – basic and diluted:
Continuing operations	$0.11	$(0.36)	$0.63	$(0.44)
Discontinued operations	—	—	0.06	—
Net income (loss) per share	$0.11	$(0.36)	$0.69	$(0.44)

Weighted average shares outstanding - basic	44,342,597	40,306,928	42,204,732	30,483,644
Effect of dilutive stock options	259,349	—	250,363	—
Weighted average shares outstanding - diluted	44,601,946	40,306,928	42,455,095	30,483,644

See notes to condensed consolidated financial statements

Polypore International, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
(in thousands)	September 27, 2008	September 29, 2007
Operating activities:
Net income (loss)	$29,174	$(13,521)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	27,714	23,119
Amortization expense	13,980	13,408
Amortization of loan acquisition costs	1,941	2,154
Amortization of debt discount	—	13,297
Stock-based compensation	808	460
Loss on disposal of property, plant and equipment	946	1,153
Foreign currency gain	(1,878)	(25)
Deferred income taxes	(133)	(25,881)
Business restructuring	—	358
Gain on sale of synthetic paper business	(3,774)	—
Costs related to purchase of 10.50% senior discount notes	—	30,038
Write-off of loan acquisition costs associated with refinancing of senior secured credit facilities	—	7,173
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	5,810	(2,403)
Inventories	2,732	8,262
Prepaid and other current assets	(3,172)	1,153
Accounts payable and accrued liabilities	3,426	5,206
Income taxes payable	468	(778)
Other, net	2,058	(1,007)
Net cash provided by operating activities	80,100	62,166
Investing activities:
Acquisitions, net of cash acquired	(86,050)	(5,475)
Purchases of property, plant and equipment	(40,038)	(16,282)
Proceeds from sale of synthetic paper business	4,000	—
Net cash used in investing activities	(122,088)	(21,757)
Financing activities:
Proceeds from issuance of common stock, net of underwriting fees and other offering related costs	84,949	264,814
Proceeds from revolving credit facility	46,000	—
Payments on revolving credit facility	(46,000)	—
Principal payments on debt	(18,569)	(371,201)
Proceeds from stock option exercises	1,522	—
Proceeds from the senior secured credit facility	—	370,000
Purchase of the 10.50% senior discount notes	—	(293,648)
Loan acquisition costs	—	(8,672)
Repurchase of common stock	—	(320)
Net cash provided by (used in) financing activities	67,902	(39,027)
Effect of exchange rate changes on cash and cash equivalents	(794)	4,607
Net increase in cash and cash equivalents	25,120	5,989
Cash and cash equivalents at beginning of period	54,934	54,712
Cash and cash equivalents at end of the period	$80,054	$60,701

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles for interim financial information.  Accordingly, the unaudited condensed consolidated financial statements and notes do not contain certain information included in the Company’s annual financial statements. In the opinion of management, all normal and recurring adjustments that are necessary for a fair presentation have been made.  Operating results for the three and nine months ended September 27, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2009.  The unaudited condensed consolidated financial statements should be read in conjunction with the annual audited financial statements for the fiscal year ended December 29, 2007.

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

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  FAS No. 162 is effective November 15, 2008. The Company does not expect the adoption of FAS 162 will have a material impact on the Company’s consolidated financial statements.

3.             Issuance of Common Stock

On June 27, 2007, the Company priced its initial public offering of common stock and signed an underwriting agreement, pursuant to which the underwriters agreed to purchase 15,000,000 shares of its common stock on a firm commitment basis at a price of $19.00 per share.  Public trading of the Company’s common stock commenced on June 28, 2007.  The Company received net proceeds from the offering of $264,814,000, net of underwriting fees of $17,100,000 and other offering related costs.

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

4.             Acquisitions

On February 29, 2008, the Company purchased 100% of the stock of Microporous Holding Corporation, the parent company of Microporous Products L.P. (“Microporous”).  The acquisition broadens the Company’s participation in the deep-cycle industrial battery market, adds to its membrane technology portfolio and product breadth, enhances service to common customers and adds cost-effective production capacity.  The purchase price for Microporous stock, including acquisition-related costs, was $27,246,000.  The Company also repaid $33,643,000 in indebtedness of Microporous and assumed $14,235,000 of debt.  The assumed debt was repaid subsequent to the acquisition.  The purchase price is subject to post-closing adjustments.    The purchase agreement provides for additional cash payments of up to an aggregate of $3,750,000 over the next three years beginning in 2008, contingent upon the acquired business meeting defined earnout provisions.

On April 1, 2008, the Company acquired the battery separator manufacturing assets of Super-Tech Battery Components Pvt. Ltd., located in Bangalore, India for $1,949,000.

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On May 20, 2008, the Company purchased 100% of the capital stock of Yurie-Wide Corporation, a South Korean company, for $23,212,000, including acquisition related costs.  The acquisition broadens the Company’s participation in the lithium battery separator market, adds to its membrane technology portfolio and product breadth and adds cost-effective production capacity.

The results of operations from the acquisitions described above are included in the Company’s energy storage segment from the date of acquisition.  The Company accounts for acquisitions in conformity with FASB Statement No. 141, Business Combinations and FASB Statement No. 142, Goodwill and Other Intangible Assets.  The following table summarizes the aggregate preliminary purchase price allocations for these acquisitions based upon the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  During the three months ended September 27, 2008, the aggregate purchase price and purchase price allocation was adjusted for certain items, including adjustments for acquisition related costs and environmental matters at Microporous.

(in thousands)
Current assets	$15,846
Property, plant and equipment	58,863
Intangible assets	19,494
Goodwill	33,156
Total assets acquired	127,359
Current liabilities	8,862
Debt assumed	14,235
Deferred taxes and other liabilities	18,212
Total liabilities assumed	41,309
Net assets acquired	$86,050

The excess of the purchase price over the fair value of the net assets acquired was $33,156,000 and was allocated to goodwill.  The goodwill is not deductible for income tax purposes.

Pro forma information is not presented because the impact of these acquisitions, either individually or in the aggregate, on the Company’s consolidated results of operations for the three months ended September 27, 2008 is not considered to be significant.

5.             Inventories

Inventories are carried at the lower of cost or market using the first-in, first-out method of accounting and consist of:

(in thousands)	September 27, 2008	December 29, 2007
Raw materials	$27,687	$23,545
Work-in-process	11,802	11,544
Finished goods	25,112	29,240
Total	$64,601	$64,329

6.             Debt

Debt, in order of priority, consists of:

(in thousands)	September 27, 2008	December 29, 2007
Senior credit facilities:
Revolving credit facility	$—	$—
Term loan facilities	370,181	373,122
8.75% senior subordinated notes	444,240	444,825
Other	67	138
	814,488	818,085
Less current maturities	3,740	4,549
Long-term debt	$810,748	$813,536

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

In January 2008, the Company entered into two interest rate swap agreements with notional principal amounts totaling $250,000,000.  The swap agreement with a notional amount of $200,000,000 effectively fixes the interest rate on that amount of debt at 5.54% and expires on December 31, 2009.  The swap agreement with a notional amount of $50,000,000 effectively fixes the interest rate on that amount of debt at 5.58% and expires on June 30, 2009.  The swap agreements are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”).  In accordance with FAS 133, the Company designated these swap agreements as cash flow hedges with changes in fair value, net of income taxes, recorded to “Accumulated other comprehensive loss” in the accompanying balance sheets. The fair value of the interest rate swap agreements, based on current settlement values, was an obligation of $622,028 at September 27, 2008 and was included in “Other” non-current liabilities in the accompanying balance sheets.

7.             Employee Benefit Plans

The Company and its subsidiaries sponsor multiple defined benefit pension plans and an other postretirement benefit plan.  The following table provides the components of net periodic benefit cost:

	Pension Plans
	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Service cost	$596	$815	$1,795	$2,416
Interest cost	1,062	842	3,198	2,496
Expected return on plan assets	(284)	(245)	(855)	(725)
Amortization of prior service cost	(21)	—	(63)	—
Recognized net actuarial loss	111	94	335	278
Net periodic benefit cost	$1,464	$1,506	$4,410	$4,465

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Service cost	$17	$8	$51	$25
Interest cost	34	28	102	83
Recognized net actuarial loss	5	—	13	—
Net periodic benefit cost	$56	$36	$166	$108

8.             Environmental Matters

The Company accrues for environmental obligations when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. Environmental reserves, which are predominately euro-denominated, were $30,919,000 and $29,153,000 as of September 27, 2008 and December 29, 2007, respectively.

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

The Company has indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel N.V. (“Akzo”), the prior owners of Membrana.  Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. The Akzo agreement provides indemnification of claims through December 2007, with the indemnification percentage decreasing each year during the coverage period.  In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002,

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

the acquisition date. At September 27, 2008 and December 29, 2007, amounts receivable under the indemnification agreements were $19,899,000 and $19,952,000, respectively. The current portion of the indemnification receivable is included in “Prepaid and other” in the accompanying balance sheets.

In connection with the acquisition of Microporous on February 29, 2008, the Company identified potential environmental contamination at the acquired manufacturing site in Piney Flats, Tennessee.  Subsequent to the acquisition, the Company performed additional environmental studies and confirmed that environmental contamination was present.  The estimated cost of remediation is approximately $3,076,000.  As part of the acquisition, the seller purchased an environmental insurance policy on behalf of the Company and also provided indemnification for a portion of the insurance policy deductible.  At September 27, 2008, amounts due under the insurance policy and indemnification agreement were $2,522,000.  The Company recorded the estimated cost of remediation and the related receivables from the insurance company and indemnification agreement as an adjustment to the preliminary allocation of purchase price during the three months ended September 27, 2008.  The current portion of the indemnification receivable is included in “Prepaid and other” in the accompanying balance sheets.

9.             Business Restructuring

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

Restructuring activity during the nine months ended September 27, 2008 consisted of:

(in thousands)	Balance at December 29, 2007	Restructuring Charges	Cash Payments	Foreign Currency Translation	Balance at September 27, 2008
2006 Restructuring Plan:
Severance and benefit costs	$3,548	$—	$(452)	$5	$3,101
Other	1,288	—	(523)	15	780
	4,836	—	(975)	20	3,881

2005 Restructuring Plan:
Severance and benefit costs	404	—	(87)	3	320

Total	$5,240	$—	$(1,062)	$23	$4,201

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

During the three months ended September 27, 2008, the Company eliminated the valuation allowance relating to net operating loss carryforwards in Austria, resulting in a reduction of income taxes during the period of approximately $946,000.

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

During the three months ended September 27, 2008, the U.S. tax authority substantially completed its audit of the Company’s Federal income tax returns for tax years 2003 and 2004.  In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109 (“FIN 48”), the Company reclassified approximately $5,484,000 from its FIN 48 reserve (included in “Other” non-current liabilities in the accompanying balance sheet) to non-current deferred income tax liabilities to reflect the effective settlement of tax issues in these tax years.

11.          Business Interruption Insurance Recovery

On September 30, 2007, a customer in the Company’s energy storage segment experienced a fire at one of their facilities.  In 2008, the Company settled a business interruption insurance claim with its insurance provider and received total proceeds of $2,400,000.

12.          Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Net income (loss)	$5,088	$(14,580)	$29,174	$(13,521)
Foreign currency translation adjustment, net of income taxes	2,597	(6,876)	(8,447)	(2,203)
Net actuarial gain (loss) and prior service credit, net of income taxes	280	(151)	22	(265)
Unrealized gain (loss) on interest rate swap agreements, net of income taxes	138	—	(391)	—
Comprehensive income (loss)	$8,103	$(21,607)	$20,358	$(15,989)

13.          Related Party Transactions

The Company’s German subsidiary has equity investments in two companies that provide patent, trademark and research services for the Company and other companies that have invested in them.  The Company’s investments represent 25% ownership in each of the firms and are accounted for by the equity method of accounting.  The Company’s equity investment account balance was $435,000 and $278,000 at September 27, 2008 and December 29, 2007, respectively.  Charges from the affiliates for work performed were $416,000 and $1,275,000 for the three months and nine months ended September 27, 2008, respectively.  Charges from the affiliates for work performed were $425,000 and $953,000 for the three months and nine months ended September 29, 2007, respectively. Amounts due to the affiliates were $40,000 and $112,000 at September 27, 2008 and December 29, 2007, respectively.

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

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Financial information relating to the reportable operating segments is presented below:

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net sales to external customers (by major product group):
Lead-acid battery separators	$86,893	$69,625	$264,595	$212,924
Lithium battery separators	28,643	24,265	76,852	65,918
Energy storage	115,536	93,890	341,447	278,842
Healthcare	24,415	22,820	79,078	72,178
Filtration and specialty	14,972	13,220	44,392	39,009
Separations media	39,387	36,040	123,470	111,187
Total net sales to external customers	$154,923	$129,930	$464,917	$390,029

Operating income:
Energy storage	$15,018	$19,924	$62,687	$59,645
Separations media	5,893	3,123	20,266	12,736
Corporate	(276)	(265)	(828)	(315)
Segment operating income	20,635	22,782	82,125	72,066
Business restructuring	—	223	—	358
Total operating income	20,635	22,559	82,125	71,708
Reconciling items:
Interest expense, net	14,600	16,713	46,623	64,185
Costs related to purchase of 10.50% senior discount notes	—	30,038	—	30,038
Write-off of loan acquisition costs associated with refinancing of senior secured credit facilities	—	7,173	—	7,173
Foreign currency and other	(574)	390	(1,217)	764
Income (loss) from continuing operations before income taxes	$6,609	$(31,755)	$36,719	$(30,452)

Depreciation and amortization:
Energy storage	$9,666	$8,024	$27,826	$24,387
Separations media	4,587	4,017	13,868	12,140
Total depreciation and amortization	$14,253	$12,041	$41,694	$36,527

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

15.  Commitments and Contingencies

Contingency

On March 20, 2008, the Company received a letter from the Federal Trade Commission (the “FTC”) regarding the acquisition of Microporous.  On April 7, 2008, the Company and its wholly-owned subsidiary, Daramic LLC, received a subpoena and interrogatories requesting substantially similar documents and information as requested in the FTC’s initial letter, as well as additional documents and information.  The Company responded fully to this request and met on several occasions with various members of the FTC staff in an effort to answer their questions and resolve the investigation.  On September 9, 2008, the FTC issued an administrative complaint against the Company alleging that its actions and the acquisition of Microporous have substantially lessened competition in North American markets for lead-acid battery separators.  The Company filed an answer to the complaint on October 15, 2008 denying the material allegations of the complaint.  Proceedings will be held before an Administrative Law Judge of the FTC with an initial hearing currently scheduled for April 14, 2009. The timing of a final resolution of this matter is uncertain.  The Company cannot predict the outcome of the investigation at this time and does not believe that the final resolution of this matter will have a material adverse impact on the business, financial condition or results of operations of the Company.

Collective Bargaining Agreement

On August 6, 2008, the union at the Company’s lead-acid battery separator facility in Owensboro, Kentucky initiated a strike.  On September 26, 2008, the Company and the union agreed to an extension of the current labor contract for a period of 18 months through March 30, 2010. Employees began returning to work on September 30, 2008.

16.  Discontinued Operations

In January 2008, the Company sold a non-core synthetic paper business, a component of the energy storage segment, for $4,000,000, resulting in a gain on sale of $2,372,000, net of income taxes of $1,402,000.  The results of operations and the gain on sale from the synthetic paper business are presented as discontinued operations for all periods presented in the Company’s condensed consolidated statements of operations.

17.  Subsequent Event

A supply contract between the Company’s lead-acid battery separator business and Johnson Controls, Inc. (“JCI”) expires on December 31, 2008.  During the fourth quarter of 2008, JCI rejected all recent contract proposals and offers to renew the supply contract, and the Company now anticipates that it will not have a material supply position with JCI for automotive lead-acid battery separators in 2009.  Therefore, the Company will implement a restructuring plan during the fourth quarter of 2008 to align lead-acid battery separator production capacity with demand, reduce costs and position the Company to meet future growth opportunities.

The plan includes closing the Company’s facility in Potenza, Italy and streamlining production at the Company’s facility in Owensboro, Kentucky.  The current estimated cost of the plan is expected to be in the range of $54,000,000 to $63,000,000, including estimated cash charges of $24,000,000 to $30,000,000 for site clean-up and remediation and other costs, including severance benefits, and an estimated non-cash impairment charge of $30,000,000 to $33,000,000 primarily for buildings and equipment that will no longer be used in Potenza, Italy.  The Company expects to record the estimated restructuring charge of $54,000,000 to $63,000,000 in the fourth quarter of 2008.  Cash payments associated with the plan are expected to be paid over the next five years.  The timing, scope and costs of these restructuring measures are subject to change as the Company implements the plan and evaluates its business needs and costs.

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

18.  Financial Statements of Guarantors

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

The following sets forth condensed consolidating financial statements of the Guarantors and non-Guarantor subsidiaries.

Condensed Consolidating Balance Sheet

As of September 27, 2008

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$26,893	$53,161	$—	$80,054
Accounts receivable, net	40,795	76,556	—	—	117,351
Inventories	20,587	44,014	—	—	64,601
Refundable income taxes	1,130	9,985	(7,533)	—	3,582
Deferred income taxes	—	—	1,573	—	1,573
Prepaid and other	3,114	13,675	1,460	—	18,249
Total current assets	65,626	171,123	48,661	—	285,410
Due from affiliates	335,765	368,316	304,325	(1,008,406)	—
Investment in subsidiaries	232,039	285,204	351,339	(868,582)	—
Property, plant and equipment, net	160,579	301,389	—	—	461,968
Goodwill	—	—	601,848	—	601,848
Intangibles and loan acquisition costs, net	34	—	191,427	—	191,461
Other	993	20,013	—	—	21,006
Total assets	$795,036	$1,146,045	$1,497,600	$(1,876,988)	$1,561,693

Liabilities and shareholders’ equity
Accounts payable and accrued liabilities	$34,344	$46,867	$13,565	$—	$94,776
Current portion of debt	—	511	3,229	—	3,740
Current portion of capital lease obligation	1,480	—	—	—	1,480
Total current liabilities	35,824	47,378	16,794	—	99,996
Due to affiliates	396,538	338,179	273,689	(1,008,406)	—
Debt, less current portion	—	50,072	760,676	—	810,748
Capital lease obligation, less current portion	2,204	—	—	—	2,204
Pension and postretirement benefits, less current portion	2,728	65,800	—	—	68,528
Postemployment benefits	—	2,742	—	—	2,742
Environmental reserve, less current portion	—	23,776	—	—	23,776
Deferred income taxes and other	65,153	42,105	3,472	—	110,730
Shareholder’s equity	292,589	575,993	442,969	(868,582)	442,969
Total liabilities and shareholders’ equity	$795,036	$1,146,045	$1,497,600	$(1,876,988)	$1,561,693

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

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statement of Income
For the Three Months Ended September 27, 2008

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated

Net sales	$57,271	$97,652	$—	$—	$154,923
Cost of goods sold	30,114	77,941	—	—	108,055
Gross profit	27,157	19,711	—	—	46,868
Selling, general and administrative expenses	17,315	8,642	276	—	26,233
Operating income (loss)	9,842	11,069	(276)	—	20,635
Interest expense and other	(2,967)	3,853	13,140	—	14,026
Equity in earnings of subsidiaries	—	—	(10,522)	10,522	—
Income from continuing operations before income taxes	12,809	7,216	(2,894)	(10,522)	6,609
Income taxes	7,068	2,435	(7,982)	—	1,521
Income from continuing operations	$5,741	$4,781	$5,088	$(10,522)	$5,088

Condensed Consolidating Statement of Income
For the Three Months Ended September 29, 2007

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated

Net sales	$46,763	$83,167	$—	$—	$129,930
Cost of goods sold	20,739	63,353	—	—	84,092
Gross profit	26,024	19,814	—	—	45,838
Selling, general and administrative expenses	14,534	8,258	264	—	23,056
Business restructuring	—	223	—	—	223
Operating income (loss)	11,490	11,333	(264)	—	22,559
Interest expense and other	(1,831)	3,012	15,922	—	17,103
Costs related to purchase of 10.50% senior discount notes	—	—	30,038	—	30,038
Write-off of loan acquisition costs associated with refinancing of senior secured credit facilities	—	—	7,173	—	7,173
Equity in earnings of subsidiaries	—	—	(16,397)	16,397	—
Income (loss) from continuing operations before income taxes	13,321	8,321	(37,000)	(16,397)	(31,755)
Income taxes	6,910	(1,665)	(22,377)	—	(17,132)
Income (loss) from continuing operations	$6,411	$9,986	$(14,623)	$(16,397)	$(14,623)

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statement of Income

For the Nine Months Ended September 27, 2008

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated

Net sales	$172,705	$292,212	$—	$—	$464,917
Cost of goods sold	84,254	219,640	—	—	303,894
Business interruption insurance recovery	(2,400)	—	—	—	(2,400)
Gross profit	90,851	72,572	—	—	163,423
Selling, general and administrative expenses	51,831	28,639	828	—	81,298
Operating income (loss)	39,020	43,933	(828)	—	82,125
Interest expense and other	(5,763)	9,028	42,141	—	45,406
Equity in earnings of subsidiaries	—	—	(46,653)	46,653	—
Income (loss) from continuing operations before income taxes	44,783	34,905	3,684	(46,653)	36,719
Income taxes	21,899	11,136	(23,130)	—	9,905
Income from continuing operations	$22,884	$23,769	$26,814	$(46,653)	$26,814

Condensed Consolidating Statement of Income

For the Nine Months Ended September 29, 2007

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated

Net sales	$140,208	$249,821	$—	$—	$390,029
Cost of goods sold	61,293	186,977	—	—	248,270
Gross profit	78,915	62,844	—	—	141,759
Selling, general and administrative expenses	43,668	25,431	594	—	69,693
Business restructuring	—	358	—	—	358
Operating income (loss)	35,247	37,055	(594)	—	71,708
Interest expense and other	(5,353)	7,007	63,295	—	64,949
Costs related to purchase of 10.50% senior discount notes	—	—	30,038	—	30,038
Write-off of loan acquisition costs associated with refinancing of senior secured credit facilities	—	—	7,173	—	7,173
Equity in earnings of subsidiaries	—	—	(44,352)	44,352	—
Income (loss) from continuing operations before income taxes	40,600	30,048	(56,748)	(44,352)	(30,452)
Income taxes	22,305	3,991	(43,157)	—	(16,861)
Income (loss) from continuing operations	$18,295	$26,057	$(13,591)	$(44,352)	$(13,591)

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 27, 2008

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net cash provided by operating activities	$58,415	$49,260	$29,075	$(56,650)	$80,100
Investing activities:
Acquisitions, net of cash acquired	—	—	(86,050)	—	(86,050)
Purchases of property, plant and equipment	(20,933)	(19,105)	—	—	(40,038)
Proceeds from sale of synthetic paper business	4,000	—	—	—	4,000
Net cash used in investing activities	(16,933)	(19,105)	(86,050)	—	(122,088)
Financing activities:
Proceeds from issuance of common stock, net of underwriting fees and other offering related costs	—	—	84,949	—	84,949
Principal payments on debt	(5,883)	(10,273)	(2,413)	—	(18,569)
Proceeds from stock option exercises	—	—	1,522	—	1,522
Intercompany transactions, net	(36,355)	(31,494)	11,199	56,650	—
Net cash provided by (used in) financing activities	(42,238)	(41,767)	95,257	56,650	67,902
Effect of exchange rate changes on cash and cash equivalents	756	(1,550)	—	—	(794)
Net increase (decrease) in cash and cash equivalents	—	(13,162)	38,282	—	25,120
Cash and cash equivalents at beginning of period	—	40,055	14,879	—	54,934
Cash and cash equivalents at end of period	$—	$26,893	$53,161	$—	$80,054

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 29, 2007

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net cash provided by operating activities	$27,857	$46,110	$32,621	$(44,422)	$62,166
Investing activities:
Acquisitions, net of cash acquired	—	(5,475)	—	—	(5,475)
Purchases of property, plant and equipment	(7,069)	(9,213)	—	—	(16,282)
Net cash used in investing activities	(7,069)	(14,688)	—	—	(21,757)
Financing activities:
Proceeds from initial public offering, net of underwriting fees and other offering related costs	—	—	264,814	—	264,814
Principal payments on debt	(1,027)	(1,991)	(368,183)	—	(371,201)
Proceeds from new senior secured credit facility	—	42,551	327,449	—	370,000
Purchase of 10.50% senior discount notes	—	—	(293,648)	—	(293,648)
Loan acquisition costs	—	—	(8,672)	—	(8,672)
Repurchase of common stock	—	—	(320)	—	(320)
Intercompany transactions, net	(19,796)	(69,475)	44,849	44,422	—
Net cash used in financing activities	(20,823)	(28,915)	(33,711)	44,422	(39,027)
Effect of exchange rate changes on cash and cash equivalents	35	4,572	—	—	4,607
Net increase (decrease) in cash and cash equivalents	—	7,079	(1,090)	—	5,989
Cash and cash equivalents at beginning of period	—	30,807	23,905	—	54,712
Cash and cash equivalents at end of period	$—	$37,886	$22,815	$—	$60,701

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

Lithium batteries are the power source in a wide variety of electronics applications ranging from laptop computers and mobile phones to power tools. In addition, many new applications, such as consumer power tools and electric bikes and developing applications such as electric and hybrid electric vehicles incorporate large-format batteries that require much greater membrane separator volume per battery. As a result, we believe that membrane separator growth will exceed battery unit sales growth.  In September 2007, we started a lithium battery separator capacity expansion at our Charlotte, North Carolina facility, which was  completed in the third quarter of 2008.  Production is scheduled to begin ramping up in the fourth quarter of 2008.

In May 2008, we acquired Yurie-Wide Corporation, a South Korean company, which we subsequently renamed Celgard Korea, Inc. (“Celgard Korea”).  The acquisition broadens the Company’s participation in the lithium battery separator market, adds to its membrane technology portfolio and product breadth and adds cost-effective production capacity.  After the acquisition, we discontinued Celgard Korea sales and made significant operational changes to align Celgard Korea’s operations with our global standards.  Celgard Korea will not generate any revenues until their manufacturing processes and products meet our higher quality standards, which we expect to occur beginning in 2009.

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

On August 6, 2008, the union at our lead-acid battery separator facility in Owensboro, Kentucky initiated a strike.  On September 26, 2008, we and the union agreed to an extension of the current labor contract for a period of 18 months through March 30, 2010. Employees began returning to work on September 30, 2008.

A supply contract between Polypore’s lead-acid battery separator business and Johnson Controls, Inc. (“JCI”) expires on December 31, 2008.  During the fourth quarter of 2008, JCI rejected all recent contract proposals and offers to renew the supply contract, which leads us to believe that we will not have a material supply position with JCI for automotive lead-acid battery separators in 2009.  Therefore, we will implement a restructuring plan during the fourth quarter of 2008 to align lead-acid battery separator production capacity with demand, reduce costs and position us to meet future growth opportunities.

The plan includes closing our facility in Potenza, Italy and streamlining production at our facility in Owensboro, Kentucky.  The current estimated cost of the plan is expected to be in the range of $54.0 million to $63.0 million, including estimated cash charges of $24.0 to $30.0 million for site clean-up and remediation and other costs, including severance benefits, and an estimated non-cash impairment charge of $30.0 to $33.0 million primarily for buildings and equipment that will no longer be used in Potenza, Italy.  We expect to record the estimated restructuring charge of $54.0 to $63.0 million in the fourth quarter of 2008.  Cash payments associated with the plan are expected to be paid over the next five years.  The timing, scope and costs of these restructuring measures are subject to change as we implement the plan and evaluate its business needs and costs.

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

Issuance of Common Stock and Related Transactions

On June 27, 2007, we completed our initial public offering by issuing 15,000,000 shares of our common stock at a price of $19.00 per share.  Public trading of our common stock commenced on June 28, 2007.   We received net proceeds from the offering of approximately $264.8 million, net of underwriting fees of $17.1 million and other offering related costs.   In July 2007, we used the net proceeds from the initial public offering and cash on hand to purchase and retire our outstanding 10.50% senior discount notes.  The purchase of the notes was accomplished by a tender offer and subsequent redemption of the notes not tendered.  The total purchase price of the notes was $293.7 million, consisting of principal of $264.1 million and tender and redemption premiums of $29.5 million.  As a result of the purchase of the notes, we incurred a $30.0 million charge to income, which was comprised of redemption and tender premiums of $29.5 million and the write-off of unamortized loan acquisition costs of $0.5 million.

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

Results of Operations

The following table sets forth, for the periods indicated, certain operating data in amount and as a percentage of net sales:

			Percentage of Net Sales
	Three Months Ended		Three Months Ended
($’s in millions)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Net sales	$154.9	$129.9	100.0%	100.0%

Gross profit	46.8	45.8	30.3%	35.3%

Selling, general and administrative expenses	26.2	23.0	16.9%	17.7%
Business restructuring	—	0.2	—	0.2%
Operating income	20.6	22.6	13.3%	17.4%

Interest expense, net	14.6	16.7	9.4%	12.9%
Costs related to purchase of 10.50% senior discount notes	—	30.0	—	23.1%
Write-off of loan acquisition costs associated with refinancing of senior secured credit facilities	—	7.2	—	5.5%
Foreign currency and other	(0.6)	0.4	(0.4)%	0.3%
Income (loss) from continuing operations before income taxes	6.6	(31.7)	4.3%	(24.4)%
Income taxes	1.5	(17.1)	1.0%	(13.2)%
Income (loss) from continuing operations	5.1	(14.6)	3.3%	(11.2)%
Discontinued operations, net of income taxes	—	—	—	—
Net income (loss)	$5.1	$(14.6)	3.3%	(11.2)%

			Percentage of Net Sales
	Nine Months Ended		Nine Months Ended
($’s in millions)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Net sales	$464.9	$390.0	100.0%	100.0%

Gross profit	163.4	141.8	35.2%	36.3%

Selling, general and administrative expenses	81.3	69.7	17.5%	17.9%
Business restructuring	—	0.4	—	0.1%
Operating income	82.1	71.7	17.7%	18.4%

Interest expense, net	46.6	64.2	10.0%	16.5%
Costs related to purchase of 10.50% senior discount notes	—	30.0	—	7.7%
Write-off of loan acquisition costs associated with refinancing of senior secured credit facilities	—	7.2	—	1.8%
Foreign currency and other	(1.2)	0.8	(0.3)%	0.2%
Income (loss) from continuing operations before income taxes	36.7	(30.5)	7.9%	(7.8)%
Income taxes	9.9	(16.9)	2.1%	(4.3)%
Income (loss) from continuing operations	26.8	(13.6)	5.8%	(3.5)%
Discontinued operations, net of income taxes	2.4	0.1	0.5%	0.0%
Net income (loss)	$29.2	$(13.5)	6.3%	(3.5)%

Comparison of the three months ended September 27, 2008 with the three months ended September 29, 2007

Net sales.  Net sales for the three months ended September 27, 2008 were $154.9 million, an increase of $25.0 million, or 19.2%, from the same period in the prior year.  Energy storage sales for the three months ended September 27, 2008 were $115.5 million, an increase of $21.6 million, or 23.1%.  The increase in energy storage sales was due to higher lead-acid and lithium battery separator sales and the positive impact of dollar/euro exchange rate fluctuations of $3.3 million.  Lead-acid battery separator sales increased by 24.8%, due primarily to the acquisition of Microporous, as well as the positive impact of dollar/euro exchange rate fluctuations and price adjustments to partially offset ongoing escalation in raw material and energy costs.  Lithium battery separator sales increased by 18.0% due to increasing demand for mobile power and  the penetration of lithium-ion batteries in an increasing number of electronic devices and into new applications for large format cells.

As previously discussed, we believe that the expiration and anticipated non-renewal of a lead-acid separator supply contract with JCI will impact our sales for fiscal 2009.  Sales of automotive lead-acid battery separators covered by this expiring contract are expected to represent approximately 8.0% to 9.0% of 2008 consolidated net sales.  In response, we are implementing a restructuring plan to align lead-acid battery separator production capacity with demand, reduce costs and position the Company to meet future growth opportunities.

Separations media sales for the three months ended September 27, 2008 were $39.4 million, an increase of $3.3 million, or 9.3%, from the same period in the prior year.  The increase in separations media sales was due to higher sales of healthcare and industrial and filtration specialty products and the positive impact of dollar/euro exchange rate fluctuations of $2.6 million.  Healthcare sales increased by 7.0%.  The prior-year period included $2.8 million in sales of cellulosic hemodialysis membranes, which were discontinued in 2007.  Excluding those sales, healthcare sales growth was 21.1% due to strong growth in synthetic hemodialysis membranes and the positive impact of dollar/euro exchange rate fluctuations.  Filtration and specialty product sales increased by 13.2%, driven by continued demand for high performance filtration applications and the positive impact of dollar/euro exchange rate fluctuations.

Gross Profit.  Gross profit as a percent of net sales was 30.3% for the three months ended September 27, 2008, as compared to 35.3% in the same period of the prior year.  Energy storage gross profit as a percent of net sales was 29.1% as compared to 38.3% in the same period of the prior year.  The decline was primarily attributable to $6.0 million of incremental costs associated with a strike at the Owensboro, Kentucky lead-acid battery separator facility during the third quarter, the acquisition of Microporous, which has lower gross profit margins than our other lead-acid battery separator production facilities, and increased raw material and energy costs.  Separations media gross profit as a percent of net sales increased to 33.6% for the three months ended September 27, 2008, from 27.5% in the same period of the prior year.  The increase was due primarily to increased hemodialysis membrane production volumes and investments to enhance production efficiencies.

Selling, general and administrative expenses.  Selling, general and administrative expenses as a percent of net sales was 16.9% for the three months ended September 27, 2008, which is a decrease from 17.7% for the same period in the prior year.

Interest expense.  Interest expense for the three months ended September 27, 2008 decreased by $2.1 million from the same period in the prior year.  The decrease in interest expense was primarily driven by lower interest rates under our senior credit facilities.

Income taxes.  The income tax provision for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis.  The effective tax rate on continuing operations was 23.0% for the three months ended September 27, 2008, as compared to 54.0% for the same period in the prior year.  Our effective tax rate fluctuates due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, various changes in estimates of permanent differences and valuation allowances and the relative size of our consolidated income before income taxes.

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

During the three months ended September 27, 2008, the Company eliminated the valuation allowance relating to net operating loss carryforwards in Austria, resulting in a reduction of income taxes during the period of approximately $0.9 million.

The effect of each of these items on our effective tax rate on continuing operations is quantified in the table below:

	Three Months Ended
	September 27, 2008	September 29, 2007
U.S. Federal statutory rate	35.0%	35.0%
State income taxes	0.3	(3.7)
Mix of income in taxing jurisdictions	(8.5)	(19.1)
Other permanent differences and valuation allowances	(3.8)	6.4
Change in estimate of 2007 annualized income as a result of the refinancing of the credit facility and purchase of the senior discount notes	—	16.0
Impact of German tax reform legislation	—	19.4
Total effective tax rate	23.0%	54.0%

Comparison of the nine months ended September 27, 2008 with the nine months ended September 29, 2007

Net sales.  Net sales for the nine months ended September 27, 2008 were $464.9 million, an increase of $74.9 million, or 19.2%, from the same period in the prior year.  Energy storage sales for the nine months ended September 27, 2008 were $341.4 million, an increase of $62.6 million, or 22.5%.  The increase in energy storage sales was due to higher lead-acid and lithium battery separator sales and the positive impact of dollar/euro exchange rate fluctuations of $15.6 million.  Lead-acid battery separator sales increased by 24.3%, due primarily to the acquisition of Microporous, as well as the positive impact of dollar/euro exchange rate fluctuations, higher volume associated market growth and price adjustments to partially offset ongoing escalation in raw material and energy costs.  Lithium battery separator sales increased by 16.6% due to increasing demand for mobile power and  the penetration of lithium-ion batteries in an increasing number of electronic devices and into new applications for large format cells.

As previously discussed, we believe that the expiration and anticipated non-renewal of a lead-acid separator supply contract with JCI will impact our sales for fiscal 2009.  Sales of automotive lead-acid battery separators covered by this expiring contract are expected to represent approximately 8.0% - 9.0% of 2008 consolidated net sales.  In response, we are implementing a restructuring plan to align lead-acid battery separator production capacity with demand, reduce costs and position the Company to meet future growth opportunities.

Separations media sales for the nine months ended September 27, 2008 were $123.5 million, an increase of $12.3 million, or 11.0% from the same period in the prior year.  The increase in separations media sales was due to higher sales of industrial and filtration specialty products and the positive impact of dollar/euro exchange rate fluctuations of $11.4 million.  Healthcare sales increased by 9.6%.  The prior-year period included $13.0 million in sales of cellulosic hemodialysis membranes, which were discontinued in 2007.  Excluding those sales, healthcare sales growth was 32.1% due to strong growth in synthetic hemodialysis membranes and the positive impact of dollar/euro exchange rate fluctuations.  Filtration and specialty product sales increased by 13.8%, driven by continued demand for high performance filtration applications and the positive impact of dollar/euro exchange rate fluctuations.

Gross Profit.  Gross profit as a percent of net sales was 35.2% for the nine months ended September 27, 2008, as compared to 36.3% in the same period of the prior year.  Energy storage gross profit as a percent of net sales was 35.1%, as compared to  38.8% in the same period of the prior year.  The decline was primarily attributable to $6.0 million of incremental costs associated with a strike at the Owensboro, Kentucky lead-acid battery separator facility during the third quarter, the acquisition of Microporous, which has lower gross profit margins than our other lead-acid battery separator production facilities, and increased raw material and energy costs.  Separations media gross profit as a percent of net sales increased to 35.3% for the nine months ended September 27, 2008, from 30.1% in the same period of the prior year.  The increase was due primarily to increased hemodialysis membrane production volumes and investments to enhance production efficiencies.

Selling, general and administrative expenses.  Selling, general and administrative expenses as a percent of net sales was 17.5% for the nine months ended September 27, 2008, which is comparable to 17.9% for the same period in the prior year.

Interest expense.  Interest expense for the nine months ended September 27, 2008 decreased by $17.6 million from the same period in the prior year.  The decrease in interest expense was primarily driven by the purchase of our 10.50% senior discount notes in July 2007 and lower interest rates under our refinanced senior credit facilities.

Income taxes.  The income tax provision for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis.  The effective tax rate on continuing operations was 27.0% for the nine months ended September 27, 2008, as compared to 55.4% for the same period in the prior year.  Our effective tax rate fluctuates due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, various changes in estimates of permanent differences and valuation allowances and the relative size of our consolidated income before income taxes.

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

The effect of each of these items on our effective tax rate on continuing operations is quantified in the table below:

	Nine Months Ended
	September 27, 2008	September 29, 2007
U.S. Federal statutory rate	35.0%	35.0%
State income taxes	0.3	(3.7)
Mix of income in taxing jurisdictions	(8.5)	(19.1)
Other permanent differences and valuation allowances	0.2	6.9
Change in estimate of 2007 annualized income as a result of the refinancing of the credit facility and purchase of the senior discount notes	—	16.1
Impact of German tax reform legislation	—	20.2
Total effective tax rate	27.0%	55.4%

Discontinued operations.  In January 2008, we sold our synthetic paper business, a component of the energy storage segment, for $4.0 million, resulting in a gain of $2.4 million, net of income taxes of $1.4 million.  The results of operations, which were not material, and the gain on sale from the synthetic paper business are presented as discontinued operations for all periods presented.

Business Restructuring

The pre-tax components of restructuring activity in the nine months ended September 27, 2008 were as follows:

(in millions)	Balance at December 29, 2007	Restructuring Charges	Cash Payments	Foreign Currency Translation	Balance at September 27, 2008
2006 Restructuring Plan:
Severance and benefit costs	$3.5	$—	$(0.4)	$—	$3.1
Other	1.3	—	(0.5)	—	0.8
	4.8	—	(0.9)	—	3.9

2005 Restructuring Plan:
Severance and benefit costs	0.4	—	(0.1)	—	0.3

Total	$5.2	$—	$(1.0)	$—	$4.2

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

Liquidity and Capital Resources

Operating activities.  Net cash provided by operations was $80.1 million in the nine months ended September 27, 2008, as compared to $62.2 million in the nine months ended September 29, 2007.  Cash provided by operations for the nine months ended September 27, 2008 consisted of net income before non-cash expenses of $68.8 million and a decrease in working capital of $11.3 million, excluding the impact of acquisitions and foreign exchange rate fluctuations.  The decrease in working capital was primarily due to a $5.8 million decrease in accounts receivable (days sales outstanding also decreased compared to year-end) and a $3.4 million increase in accounts payable and accrued liabilities. The increase in accounts payable and accrued liabilities is due to the timing of interest payments under our senior subordinated notes, which are paid semi-annually in the second and fourth quarters.

Net cash provided by operations was $62.2 million in the nine months ended September 29, 2007 and consisted of net income before non-cash expenses of $51.7 million and a decrease in working capital of $10.5 million, excluding the impact of foreign exchange rate fluctuations.  Accounts receivable increased from December 30, 2006 to September 29, 2007 by approximately $2.4 million and days sales outstanding remained comparable to prior periods.  Inventories decreased approximately $8.3 million due to the reduction of cellulosic hemodialysis membrane inventories as we began making final shipments out of inventory to our customers.  Accounts payable and accrued liabilities increased approximately $5.2 million, primarily due to accrued interest, partially offset by restructuring payments.

Investing activities.  Capital expenditures in the nine months ended September 27, 2008 were approximately $40.1 million.  Included in this amount were expenditures relating to the $18 million lithium capacity expansion in Charlotte, North Carolina and the $19 million lead-acid capacity expansion in Prachinburi, Thailand, both of which began in September 2007.  The lithium capacity expansion was completed in the current period and the lead-acid capacity expansion is expected to be completed by the end of 2008.  We estimate that total capital expenditures in fiscal year 2008 will be approximately $52.0 million.

Cash paid for acquisitions for the nine months ended September 27, 2008 was $86.1 million.  On February 29, 2008, we purchased 100% of the stock of Microporous for approximately $27.3 million, repaid certain indebtedness of Microporous of $33.6 million and assumed debt of $14.2 million.  On April 1, 2008, we purchased the battery separator assets of Super-Tech Battery Components Pvt. Ltd. for approximately $2.0 million.  On May 20, 2008, we purchased 100% of the capital stock of Yurie-Wide Corporation for approximately $23.2 million.

During the nine months ended September 29, 2007, we purchased a 60% share in a lead-acid battery separator manufacturing facility in Tianjin, China for approximately $5.5 million.  On January 1, 2009 and January 1, 2012, the Company can exercise a call option and the seller can exercise a put option for the Company to purchase the seller’s 40% ownership interest for $3.6 million.  After 2012, the exercise price of the call and put options will be equal to the fair market value of the shares, as determined by an independent appraiser.

In January 2008, we sold a non-core synthetic paper business for $4.0 million.

Financing activities.  Cash provided by financing activities was $67.9 million in the nine months ended September 27, 2008, including $84.9 million in proceeds from our follow-on public offering, which were used to repay outstanding borrowings under our revolving credit facility and for general corporate purposes.  We also made payments on debt of $18.6 million, including the repayment of the $14.2 million of debt assumed in the Microporous acquisition.

We intend to fund our ongoing operations through cash generated by operations and availability under the senior secured credit facility.

On July 3, 2007, we refinanced Polypore, Inc.’s senior secured credit facility with a new senior secured credit facility that provides improved financial flexibility and lower interest rate spreads.  The new credit facility provides for a $322.9 million term loan facility ($319.7 million outstanding at September 27, 2008) and a €35.0 million term loan facility ($50.5 million at September 27, 2008) and a $90.0 million revolving credit facility.  Subject to certain terms and conditions, a maximum of $50.0 million of the revolving credit facility may be used for letters of credit.  At September 27, 2008, we had $87.2 million of borrowings available under the revolving credit facility ($90.0 million revolving credit facility less $2.8 million of undrawn standby letters of credit).

On July 31, 2007, Polypore, Inc. merged with and into Polypore International, and Polypore International assumed all of Polypore, Inc.’s obligations under the new senior secured credit facility.  The term loans mature in July 2014 and the revolving credit facility matures in July 2013.  If the 8.75% senior subordinated notes are still outstanding as of February 2012 then the term loans and revolving credit facility will also mature at that time.

Interest rates under the senior secured credit facility are, at our option, equal to either an alternate base rate plus a 1.25% margin or the Eurocurrency base rate plus a 2.25% margin.  At September 27, 2008, the interest rates on the U.S. dollar term loan and the Eurodollar term loan were 4.73% and 6.73%, respectively.   In January 2008, the Company entered into interest rate swap agreements that effectively fix the interest rate on $250.0 million of the Company’s term loans.  The interest rate swap agreement that terminates on June 30, 2009 fixes the interest rate on $50.0 million of the term loans at 5.58%.   The interest rate swap agreement that terminates on December 31, 2009 fixes the interest rate on $200.0 million of the term loans at 5.54%.

When loans are outstanding under the revolving credit facility, the credit agreement requires us to meet a maximum senior leverage ratio based on a calculation of Adjusted EBITDA in which certain items are added back to EBITDA.

Adjusted EBITDA, as defined under the senior secured credit facility, was as follows:

(in millions)	Last Twelve Months Ended September 27, 2008
Net income	$43.2
Add/Subtract:
Depreciation and amortization	54.0
Interest expense, net	63.5
Income taxes	10.7
Stock-based compensation expense	1.1
Foreign currency loss	0.1
Loss on disposal of property, plant, and equipment	1.0
Business restructuring	(1.2)
Pro forma results for Microporous acquisition	3.1
Pro forma results for Yurie-Wide Corporation acquisition	(1.3)
Strike-related costs	6.0
FTC-related costs	0.3
Discontinued operations	(2.4)
Other non-cash or non-recurring charges	1.2
Adjusted EBITDA	$179.3

The calculation of the senior leverage ratio as defined under the senior credit facility as of September 27, 2008 is as follows:

(in millions)
Indebtedness (1)	$323.9
Adjusted EBITDA	179.3
Actual leverage ratio	1.81x

(1)          Calculated as the sum of outstanding borrowings under the senior secured credit facilities and the capital lease obligation, less the amount of cash on hand (not to exceed $50.0 million).

When loans are outstanding under the revolving credit facility, we are required to maintain a ratio of indebtedness to Adjusted EBITDA at the end of the quarter of not more than 3.00 to 1.00. At September 27, 2008, we were in compliance with the senior leverage ratio and the entire amount of the revolving credit facility was available for borrowing.

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

Future principal and interest payments on long-term debt are expected to be paid out of cash flows from operations, borrowings on our revolving credit facility and future refinancing of our debt.  Our cash interest requirements for the next twelve months are estimated to be approximately $60.7 million.

The 8.75% senior subordinated notes ($444.2 million outstanding at September 27, 2008) will mature in 2012 and are guaranteed by most of our existing and future domestic restricted subsidiaries, subject to certain exceptions. Except under certain circumstances, the 8.75% senior subordinated notes do not require principal payments prior to their maturity in 2012. Interest on the 8.75% senior subordinated notes is payable semi-annually in cash. The 8.75% senior subordinated notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments.

We believe we have sufficient liquidity to meet our cash requirements over both the short (next twelve months) and long term (in relation to our debt service requirements). In evaluating the sufficiency of our liquidity for both the shorter and longer term, we considered the expected cash flow to be generated by our operations and the available borrowings under our senior secured credit facility compared to our anticipated cash requirements for debt service, working capital, cash taxes and capital expenditures as well as funding requirements for long-term liabilities. We anticipate that our operating cash flow, together with borrowings under the revolving credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due for at least the next 12 months. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2007, Registration Statement No. 333-150754 on Form S-1 and in this Quarterly Report on Form 10-Q.

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

Foreign Operations

We currently manufacture our products at 13 strategically located facilities in North America, Europe and Asia.  Net sales from the foreign locations were approximately $298.6 million and $249.8 million for the nine months ended September 27, 2008 and September 29, 2007, respectively.  Typically, we sell our products in the currency of the country where the manufacturing facility that produces the product is located.  Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices.  There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on our business or market opportunities within such governments’ countries.  Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.

Seasonality

Operations at our European production facilities are traditionally subjected to shutdowns during the month of August each year for employee vacations.  As a result, operating income during the third quarter of the fiscal years 2008 and 2007 was lower than operating income in other quarters during the same fiscal year.  In view of the seasonal fluctuations, we believe that comparisons to our operating results for the third quarter of any fiscal year with those of the other quarters during the same fiscal year may be of limited relevance in predicting our future financial performance.

Environmental matters

We accrue for environmental obligations when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. Environmental reserves, which are predominately euro-denominated, were $30.9 million and $29.2 million as of September 27, 2008 and December 29, 2007, respectively.

In connection with the acquisition of Membrana in 2002, we recorded a reserve for costs to remediate known environmental issues and operational upgrades at the Wuppertal, Germany facility.  In 2004, we identified potential environmental contamination at our manufacturing facility in Potenza, Italy.  We anticipate that expenditures will be made over the next seven to ten years.

We have indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel N.V. (“Akzo”), the prior owners of Membrana.  Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. The Akzo agreement provides indemnification of claims through December 2007, with the indemnification percentage decreasing each year during the coverage period. Through December 2003, Akzo pays 75% of any approved claim. After that, Akzo pays 65% of claims reported through December 2006 and 50% of claims reported through December 2007. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. At September 27, 2008 and December 29, 2007, amounts receivable under the indemnification agreements were $19.9 million and $20.0 million, respectively. The current portion of the indemnification receivable is included in “Prepaid and other” in the accompanying balance sheets.

In connection with the acquisition of Microporous on February 29, 2008, we identified potential environmental contamination at the acquired manufacturing site in Piney Flats, Tennessee.  Subsequent to the acquisition, we performed additional environmental studies and confirmed that environmental contamination was present.  The estimated cost of remediation is approximately $3.1 million.  As part of the acquisition, the seller purchased an environmental insurance policy on our behalf and also provided indemnification for a portion of the insurance policy deductible.  At September 27, 2008, amounts due under the insurance policy and indemnification agreement were $2.5 million.  We recorded the estimated cost of remediation and the related receivables from the insurance company and indemnification agreement as an adjustment to the preliminary allocation of purchase price during the three months ended September 27, 2008.  The current portion of the indemnification receivable is included in “Prepaid and other” in the accompanying balance sheets.

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

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  FAS No. 162 is effective November 15, 2008. We do not expect the adoption of FAS 162 will have a material impact on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, which are potential losses arising from adverse changes in market rates and prices, such as interest rates and foreign exchange fluctuations.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest rate risk

At September 27, 2008, we had fixed rate debt of approximately $444.3 million and variable rate debt of approximately $370.2 million.  In January 2008, we entered into interest rate swap agreements that effectively fix the interest rate on $250.0 million of our variable rate debt.  The pre-tax earnings and cash flow impact resulting from a 100 basis point change in interest rates on our variable rate debt not protected by interest rate swap agreements would be approximately $1.2 million per year.

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

The dollar/euro exchange rates used in our financial statements for the periods ended as set forth below were as follows:

	September 27, 2008	September 29, 2007
Period end rate	1.4616	1.4187
Period average rate for the three months ended	1.5044	1.3728
Period average rate for the nine months ended	1.5214	1.3436

Our strategy for management of currency risk relies primarily on conducting our operations in a country’s respective currency and may, from time to time, involve currency derivatives.  As of September 27, 2008, we did not have any foreign currency derivatives outstanding.

Item 4.  Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) was performed under the supervision, and with the participation of, the Company’s management, including the Chief Executive Officer and Chief Financial Officer. The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 27, 2008.

During the three months ended September 27, 2008, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On March 20, 2008 we received a letter from the Federal Trade Commission (the “FTC”) requesting that the Company voluntarily provide certain documents and information to the FTC regarding our acquisition of Microporous, which was completed on February 29, 2008.  The letter stated that the FTC was conducting an investigation to determine whether the Microporous acquisition will substantially lessen competition in any relevant market and thereby violate federal antitrust laws.  We voluntarily responded to the letter in writing and through supplemental telephone conversations and meetings.

On April 7, 2008, we and our wholly owned subsidiary, Daramic LLC, each received from the FTC a subpoena and interrogatories requesting substantially similar documents and information as requested in the FTC’s initial letter, as well as additional documents and information.  We responded fully to this request and met on several occasions with various members of the FTC staff in an effort to answer their questions and resolve the investigation.

As disclosed in our Current Report on Form 8-K filed on September 10, 2008, on September 9, 2008 the FTC issued an administrative complaint against us alleging that our actions and the acquisition of Microporous have substantially lessened competition in North American markets for lead-acid battery separators.  We filed an answer to the complaint on October 15, 2008 denying the material allegations of the complaint.  Proceedings will be held before an Administrative Law Judge of the FTC with an initial hearing currently scheduled for April 14, 2009. The timing of a final resolution of this matter is uncertain.

We believe that the complaint is unfounded and that the Microporous acquisition is and will continue to be beneficial to our customers and the industry. Therefore, we intend to vigorously defend this action by the FTC.   It is not possible, however, to predict with certainty whether we will be successful in the litigation or through a judicial appellate process.  If the FTC and the courts were to reach a conclusion adverse to us, the FTC could seek remedies including divestiture of some or all of the assets acquired in the Microporous acquisition.  We believe that a final judicial resolution to the challenge by the FTC to the Microporous acquisition could take several years.

We believe that the final resolution of this matter will not have a material adverse impact on our business, financial condition or results of operations.

Item 1A. Risk Factors

The risk factors discussed below should be read in conjunction with, and update and supplement the risk factors discussed in Polypore International’s Annual Report on Form 10-K for the year ended December 29, 2007 and Registration Statement No. 333-150754 on Form S-1.

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

The collective bargaining agreement covering the workers at the Owensboro facility expired in April 2008.  On August 6, 2008, the union at our lead-acid battery separator facility in Owensboro, Kentucky initiated a strike.  On September 26, 2008, the Company and the union agreed to an extension of the current labor contract for a period of 18 months through March 30, 2010. Employees began returning to work on September 30, 2008.

The collective bargaining agreement covering the workers at the Corydon facility expires in January 2010.

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

Our restructuring activities could have an adverse impact on our financial condition.

During the fourth quarter of 2008, JCI rejected all recent contract proposals and offers to renew their supply contract, and we now anticipate that we will not have a material supply position with JCI for automotive lead-acid battery separators in 2009.  On October 24, 2008, we approved the implementation of a plan to align lead-acid battery separator production capacity with demand, reduce costs and position the Company to meet future growth opportunities.  The plan includes closing our facility in Potenza, Italy and streamlining production at our facility in Owensboro, Kentucky.  The current estimated cost of the restructuring plan is expected to be in the range of $54.0 to $63.0 million, including estimated cash charges of $24.0 to $30.0 million for site clean-up and remediation and other costs, including severance benefits and an estimated non-cash impairment charge of $30.0 to $33.0 million primarily for buildings and equipment that will no longer be used in Potenza, Italy.

The timing, scope and costs of any restructuring plans are subject to change. As a result, our restructuring activities could disrupt our business and have an adverse impact on our financial condition.

Legal proceedings could have an adverse impact on our financial condition.

From time to time, we are party to legal proceedings including matters involving personnel and employment issues, personal injury, intellectual property, acquisitions and other proceedings arising in the ordinary course of business.

In addition, on September 9, 2008, the FTC issued an administrative complaint against us alleging that our actions and the acquisition of Microporous have substantially lessened competition in North American markets for lead-acid battery separators.  We filed an answer to the complaint on October 15, 2008 denying the material allegations of the complaint.  Proceedings will be held before an Administrative Law Judge of the FTC with an initial hearing currently scheduled for April 14, 2009.

It is not possible to predict with certainty whether we will be successful in such legal proceedings and the impact of their resolution, whether or not they occur in the ordinary course of business.  For instance, if the FTC and the courts were to reach a conclusion adverse to us, the FTC could seek remedies including divestiture of some or all of the assets acquired in the Microporous acquisition.  Accordingly, our results could be materially impacted by the decisions and expenses related to pending or future proceedings.

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

Date: November 6, 2008		POLYPORE INTERNATIONAL, INC.
(Registrant)

	By:	/s/ Robert B. Toth
Robert B. Toth
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Lynn Amos
Lynn Amos
Chief Financial Officer
(principal financial officer and principal accounting officer)