Form 10-Q
period 2009-04-04
Polypore International, Inc.
filed 2009-05-07
CIK 1292556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 4, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

There were 44,377,560 shares of the registrant’s common stock outstanding as of May 4, 2009.

Polypore International, Inc.

Index to Quarterly Report on Form 10-Q

For the Three Months Ended April 4, 2009

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

These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control.  Many factors mentioned in our discussion in this Quarterly Report on Form 10-Q, including the risks outlined under the caption entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009, will be important in determining future results.  Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct.  They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including with respect to Polypore International, the following, among other things:

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Polypore International, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)	April 4, 2009	January 3, 2009*
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$96,073	$83,021
Accounts receivable, net	84,982	100,409
Inventories	79,663	70,398
Refundable income taxes	875	6,277
Deferred income taxes	1,233	1,222
Prepaid and other	12,483	14,275
Total current assets	275,309	275,602
Property, plant and equipment, net	402,385	416,796
Goodwill	601,564	601,564
Intangibles and loan acquisition costs, net	179,177	184,854
Environmental indemnification receivable	16,800	17,389
Other	2,463	2,649
Total assets	$1,477,698	$1,498,854

Liabilities and equity
Current liabilities:
Accounts payable	$20,128	$23,806
Accrued liabilities	54,621	58,777
Current portion of debt	3,761	3,780
Current portion of capital lease obligation	1,511	1,495
Fair value of interest rate swap agreements	4,310	5,477
Total current liabilities	84,331	93,335
Debt, less current portion	786,416	796,216
Capital lease obligation, less current portion	1,440	1,824
Pension and postretirement benefits, less current portion	64,741	66,266
Postemployment benefits	2,097	2,425
Environmental reserve, less current portion	38,452	40,484
Deferred income taxes	74,888	78,815
Other	21,990	23,676
Commitments and contingencies

Equity:
Shareholders’ equity:
Preferred stock — 15,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value — 200,000,000 shares authorized, 44,377,560 issued and outstanding at April 4, 2009 and January 3, 2009	444	444
Paid-in capital	479,750	479,442
Retained deficit	(63,710)	(66,671)
Accumulated other comprehensive loss	(16,320)	(20,352)
Total shareholders’ equity	400,164	392,863
Noncontrolling interest	3,179	2,950
Total equity	403,343	395,813
Total liabilities and equity	$1,477,698	$1,498,854

* Derived from audited consolidated financial statements

See notes to condensed consolidated financial statements

Polypore International, Inc.

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended
(in thousands, except per share data)	April 4, 2009	March 29, 2008
Net sales	$108,910	$145,329
Cost of goods sold	65,507	90,369
Business interruption insurance recovery	—	(500)
Gross profit	43,403	55,460
Selling, general and administrative expenses	25,200	25,318
Business restructuring	555	—
Operating income	17,648	30,142
Other (income) expense:
Interest expense, net	14,147	15,940
Foreign currency and other	(488)	(97)
	13,659	15,843
Income from continuing operations before income taxes	3,989	14,299
Income taxes	1,028	3,747
Income from continuing operations	2,961	10,552
Income from discontinued operations, net of income taxes	—	2,360
Net income	$2,961	$12,912

Net income per share — basic and diluted:
Continuing operations	$0.07	$0.26
Discontinued operations	—	0.06
Net income per share per share	$0.07	$0.32

Weighted average shares outstanding - basic	44,374,684	40,325,019
Effect of dilutive stock options	21,708	336,426
Weighted average shares outstanding - diluted	44,396,392	40,661,445

See notes to condensed consolidated financial statements

Polypore International, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
(in thousands)	April 4, 2009	March 29, 2008
Operating activities:
Net income	$2,961	$12,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	8,579	8,577
Amortization expense	4,323	4,553
Amortization of loan acquisition costs	647	647
Stock compensation	308	266
Loss on disposal of property, plant and equipment	123	127
Foreign currency gain	(622)	(605)
Deferred income taxes	(1,462)	1,101
Business restructuring	555	—
Gain on sale of synthetic paper business	—	(3,774)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	12,867	2,861
Inventories	(11,485)	(2,633)
Prepaid and other current assets	1,233	155
Accounts payable and accrued liabilities	(7,345)	5,548
Refundable income taxes	5,166	1,104
Other, net	(1,039)	538
Net cash provided by operating activities	14,809	31,377
Investing activities:
Purchases of property, plant and equipment	(2,612)	(12,296)
Acquisitions, net of cash acquired	—	(61,736)
Proceeds from sale of synthetic paper business	—	4,000
Net cash used in investing activities	(2,612)	(70,032)
Financing activities:
Principal payments on debt	(1,293)	(11,102)
Proceeds from revolving credit facility	—	17,000
Net cash provided by (used in) financing activities	(1,293)	5,898
Effect of exchange rate changes on cash and cash equivalents	2,148	973
Net increase (decrease) in cash and cash equivalents	13,052	(31,784)
Cash and cash equivalents at beginning of period	83,021	54,934
Cash and cash equivalents at end of the period	$96,073	$23,150

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles for interim financial information.  Accordingly, the unaudited condensed consolidated financial statements and notes do not contain certain information included in the Company’s annual financial statements. In the opinion of management, all normal and recurring adjustments that are necessary for a fair presentation have been made.  Operating results for the three months ended April 4, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2010.  The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

2.             Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (“FAS 157”), which clarifies the definition of fair value, establishes a framework for measuring the fair value of assets and liabilities under generally accepted accounting principles and expands disclosure about fair value measurements.  The Company adopted FAS 157 in the first quarter of 2008.  In February 2008, the FASB issued FSP No. SFAS 157-2, Effective Date of SFAS No. 157 (“FSP 157-2”), which delays the effective date of FAS 157 for nonfinancial assets and liabilities to fiscal years beginning after Nov. 15, 2008.  The Company adopted FSP 157-2 in the first quarter of 2009.  In October 2008, the FASB issued FSP No. SFAS 157-3, Determining Fair Value of a Financial Asset in a Market That Is Not Active (“FSP 157-3”), which clarifies the application of FAS 157 when the market for a financial asset is not active.  The Company adopted FSP 157-3 upon issuance.  In April 2009, the FASB issued FSP No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (“FSP 157-4”).  FSP 157-4 provides additional guidance for estimating fair value in accordance with FAS 157.  The Company adopted FSP 157-4 upon issuance.  The adoption of FAS 157 and subsequent FSP’s in each period did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement No. 141(R), Business Combinations—a replacement of FASB Statement No. 141 (“FAS 141(R)”). FAS 141(R) changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective prospectively for fiscal years beginning after December 15, 2008.  In April 2009, the FASB issued FSP No. SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”).  FSP 141(R)-1 amends FAS 141(R) to address application issues related to the measurement, accounting and disclosure of assets and liabilities arising from contingencies in a business combination.  The Company adopted FSP 141( R)-1 upon issuance.  The adoption of FAS 141(R) and FSP 141(R)-1 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“FAS 160”). FAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008. The Company adopted FAS 160 in the first quarter of 2009 with retrospective application of the presentation and disclosure requirements.  Noncontrolling interests of $2,950,000 at January 3, 2009 were reclassified from “Other” non-current liabilities to equity.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). FAS 161 requires companies with derivative instruments to disclose information about how and why a company

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”) and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. FAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The adoption of FAS 161 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. SFAS 107-1 (“FSP 107-1”) and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments ( “APB 28-1”). FSP 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The Company adopted FSP 107-1 and APB 28-1 upon issuance.  The adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP No. SFAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, (“FSP 132(R)-1”). FSP 132(R)-1 requires enhanced disclosures about the plan assets of a company’s defined benefit pension and other postretirement plans intended to provide financial statement users with a greater understanding of: 1) how investment allocation decisions are made; 2) the major categories of plan assets; 3) the inputs and valuation techniques used to measure the fair value of plan assets; 4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and 5) significant concentrations of risk within plan assets.  FSP 132 (R)-1 is effective for fiscal years ending after December 15, 2009.

3.             Inventories

Inventories are carried at the lower of cost or market using the first-in, first-out (“FIFO”) method of accounting and consist of:

(in thousands)	April 4, 2009	January 3, 2009
Raw materials	$29,192	$29,266
Work-in-process	17,759	12,100
Finished goods	32,712	29,032
Total	$79,663	$70,398

4.             Goodwill

As discussed in more detail in Note 7 to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009, goodwill is tested annually for impairment as of the first day of the fourth quarter or upon the occurrence of certain events or substantive changes in circumstances.  During the fourth quarter of 2008, the Company experienced a significant decline in its stock price and market capitalization.  At January 3, 2009, the Company’s market capitalization approximated its book value.  As a result of the decline in stock price, the Company updated its annual impairment test for goodwill as of January 3, 2009.  Based on the step one analysis performed, the Company determined that the fair value of its reporting units exceeded the carrying amount and there was no impairment of goodwill at January 3, 2009.

During the first quarter of 2009, the Company’s stock price and market capitalization continued to fluctuate and at April 3, 2009, the Company’s market capitalization was less than its book value.  As a result, the Company prepared a step one analysis at April 4, 2009.  In preparing the step one analysis, future cash flows were based on the Company’s most recent forecast and, for years beyond the forecast, the Company’s estimates based on assumed growth rates.  The determination of the discount rate was based on a weighted average cost of capital using a risk-free rate adjusted by a stock-beta-adjusted risk premium and a size premium. As compared to the January 3, 2009 step one analysis, the discount rate increased by 0.5% for each reporting unit to reflect the assumption that the estimated current cost of capital has increased since January 3, 2009.  The aggregate estimated fair value of the reporting units, determined with the use of the income approach model, was compared with the Company’s market capitalization. The reasonableness of the excess of the fair value of the reporting units over the Company’s market capitalization at the quarter-end was evaluated based upon many factors, including control premiums identifiable in comparable transactions. Based on the step one analysis performed, the Company determined that the fair value of its reporting units exceeded the carrying amount and there was no impairment of goodwill as of April 4, 2009.

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates, strategic plans and future market conditions, among others. If the Company’s assumptions regarding forecasted revenue or margin growth rates of certain reporting units are

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

not achieved, or changes in discount rates, strategy or market conditions occur, the Company may be required to record goodwill impairment charges in future periods.  It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

5.             Debt

Debt, in order of priority, consists of:

(in thousands)	April 4, 2009	January 3, 2009
Senior credit facilities:
Revolving credit facility	$—	$—
Term loan facilities	363,470	366,057
8.75% senior subordinated notes	426,645	433,875
Other	62	64
	790,177	799,996
Less current maturities	3,761	3,780
Long-term debt	$786,416	$796,216

6.             Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, interest rate swap agreements and long-term debt.  The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates their fair value due to the short-term maturities of these assets and liabilities.  The carrying amount of borrowings under senior secured credit facilities approximates fair value because the interest rates adjust to market interest rates. The fair value of the 8.75% senior subordinated notes, based on a quoted market price, was $294,428,000 at April 4, 2009.

The Company measures the fair value of interest rate swap agreements on a recurring basis.  FAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•                  Level One: observable inputs such as quoted prices in active markets,

•                  Level Two: inputs other than the quoted prices in active markets that are observable either directly or indirectly, and

•                  Level Three: unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

At April 4, 2009, the fair value of the interest rate swap agreements was $4,310,000.  The fair value of the swap agreements was determined within level two of the fair value hierarchy under a market approach model using the notional amount of the interest rate swap agreements multiplied by the observable inputs of time to maturity, interest rates and credit spreads.

7.             Derivatives and Hedging Transactions

To reduce the interest rate risk inherent in the Company’s variable rate debt, the Company utilizes interest rate swap agreements to convert a portion of the variable rate debt to a fixed rate obligation.  The Company has two interest rate swap agreements with notional principal amounts totaling $250,000,000. The swap agreement with a notional amount of $50,000,000 effectively fixes the interest rate on that amount of term debt at 5.33% and expires on June 30, 2009. The swap agreement with a notional amount of $200,000,000 effectively fixes the interest rate on that amount of term debt at 5.29% and expires on December 31, 2009.  In accordance with FAS 133, the Company designated these swap agreements as cash flow hedges with changes in fair value, net of income taxes, recorded to “Accumulated other comprehensive loss” in the accompanying balance sheet.  The Company recognizes the difference between the fixed interest rate on the swap agreements and the variable interest rate on the term debt as interest expense.

The Company has euro-denominated senior subordinated notes (€150,000,000, or $201,645,000, at April 4, 2009) held in the U.S. that effectively hedge a portion of the Company’s net investment in its foreign subsidiaries.  The translation of the euro-denominated notes held in the U.S. results in foreign currency gains or losses that are included in “Accumulated other comprehensive loss” in the accompanying balance sheet.

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table shows the impact of the interest rate swaps and the euro-denominated senior subordinated notes on the Company’s consolidated financial statements:

	Gain (Loss) Recognized in Other Comprehensive Income		Gain (Loss) Recognized in Income
	Three Months Ended		Three Months Ended
(in thousands)	April 4, 2009	March 29, 2008	April 4, 2009	March 29, 2008

Interest rate swaps	$733	$(2,378)	$(1,776)	$292
Euro-denominated senior subordinated notes	7,230	(16,950)	—	—

8.             Employee Benefit Plans

The Company and its subsidiaries sponsor multiple defined benefit pension plans and an other postretirement benefit plan.  The following table provides the components of net periodic benefit cost:

	Pension Plans		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
(in thousands)	April 4, 2009	March 29, 2008	April 4, 2009	March 29, 2008
Service cost	$520	$593	$4	$17
Interest cost	984	1,057	30	34
Expected return on plan assets	(220)	(282)	—	—
Amortization of prior service cost	(18)	(21)	—	—
Recognized net actuarial loss	189	110	—	4
Net periodic benefit cost	$1,455	$1,457	$34	$55

9.             Environmental Matters

The Company accounts for environmental liabilities in accordance with AICPA Statement of Position 96-1, “Environmental Remediation Liabilities.” Environmental obligations are accrued when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value. The Company does not currently anticipate any material loss in excess of the amounts accrued. However, the Company’s future remediation expenses may be affected by a number of uncertainties including, but not limited to, the difficulty in estimating the extent and method of remediation, the evolving nature of environmental regulations, and the availability and application of technology. The Company does not expect the resolution of such uncertainties to have a material adverse effect on its consolidated financial position or liquidity. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. Environmental reserves, which are predominately euro-denominated, were $47,109,000 and $49,220,000 as of April 4, 2009 and January 3, 2009, respectively.

In connection with the acquisition of Membrana GmbH (“Membrana”) in 2002, the Company recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for the Company to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. The environmental reserve for the Membrana facility was $21,482,000 and $22,627,000 at April 4, 2009 and January 3, 2009, respectively. The Company anticipates that expenditures will be made over the next seven to ten years.

The Company has indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel N.V. (“Akzo”), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. The Akzo agreement provides indemnification of claims through December 2007, with the indemnification percentage decreasing each year during the coverage period. Through December 2003, Akzo pays 75% of any approved claim. After that, Akzo pays 65% of claims reported through December 2006 and 50% of claims reported through December 2007. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. The Company will receive indemnification payments under the indemnification agreements as expenditures are made against approved claims. At

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

April 4, 2009 and January 3, 2009, amounts receivable under the indemnification agreements were $17,249,000 and $17,867,000, respectively. The current portion of the indemnification receivable is included in “Prepaid and other” in the accompanying consolidated balance sheets.

In 2004, the Company identified potential environmental contamination at its manufacturing facility in Potenza, Italy. Based on environmental studies and the initial remediation plan presented to local authorities, the Company recorded a reserve for environmental obligations. In 2006, the Company further refined the remediation plan after consultations with local authorities. In December 2008, the Company implemented a restructuring plan which included the closure of this manufacturing facility. Based on discussions with local authorities, environmental consultants and internal personnel, the Company increased the environmental reserve at Potenza as part of a restructuring charge by $18,560,000 in the fourth quarter of 2008 for the estimated additional costs of environmental remediation and monitoring activities that will be required after closing the facility. Discussions with the local authorities regarding the required level of remediation are ongoing. The environmental reserve for the Potenza, Italy facility was $22,551,000 and $23,502,000 at April 4, 2009 and January 3, 2009, respectively. The Company anticipates that expenditures will be made over the next seven to ten years.

In connection with the acquisition of Microporous Holding Corporation, the parent company of Microporous Products, L.P. (“Microporous”), on February 29, 2008, the Company identified potential environmental contamination at the manufacturing site in Piney Flats, Tennessee. Subsequent to the acquisition, the Company performed additional environmental studies and confirmed that environmental contamination was present. The environmental reserve for the Piney Flats, Tennessee facility was $3,076,000 at April 4, 2009 and January 3, 2009.  As part of the acquisition, the seller purchased an environmental insurance policy on behalf of the Company and also provided indemnification for a portion of the insurance policy deductible. At April 4, 2009 and January 3, 2009, amounts due under the insurance policy and indemnification agreement were estimated to be $2,522,000. The Company recorded the estimated cost of remediation and the related receivables from the insurance company and indemnification agreement in applying purchase accounting for the acquisition. The current portion of the indemnification receivable is included in “Prepaid and other” in the accompanying consolidated balance sheets.

10.          Business Restructuring

2008 Restructuring Plan

A supply contract between the Company’s lead-acid battery separator business and a large customer expired on December 31, 2008 and was not renewed. In response, the Company implemented a restructuring plan in its energy storage segment to align lead-acid battery separator production capacity with demand, reduce costs and position the Company to meet future growth opportunities.

The plan includes closing the Company’s facility in Potenza, Italy, streamlining production at the Company’s facility in Owensboro, Kentucky and reducing selling, general and administrative resources associated with the lead-acid separator business.  The total cost of the restructuring plan, including environmental costs recorded in the environmental reserve of $18,560,000, is expected to be approximately $61,575,000.  The plan was implemented and a restructuring charge of $59,942,000 was recorded in the fourth quarter of 2008.  The restructuring plan includes the termination of approximately 175 employees, consisting of production employees at Potenza, Italy and Owensboro, Kentucky and certain selling, general and administrative employees. The total cost of severance and benefits is expected to be approximately $10,343,000. The Company estimates that other costs, consisting primarily of costs associated with closing the Potenza, Italy facility, are expected to be approximately $3,743,000, of which $2,665,000 has been recognized through April 4, 2009 and the remainder will be recognized over the next three years.  The restructuring charge recorded in the fourth quarter of 2008 also included a non-cash impairment chargeof $28,929,000 for buildings and machinery and equipment that will no longer be used in Potenza, Italy.  Cash payments for severance and other exit costs are expected to be paid over the next three years.  The timing, scope and costs of these restructuring measures are subject to change as the Company implements the plan and continues to evaluate its business needs and costs.

2006 Restructuring Plan

In December 2006, the Company’s separations media segment exited the production of cellulosic membranes and realigned the cost structure at its Wuppertal, Germany facility. The total cost of the plan, all of which has been incurred, is expected to be approximately $33,753,000, consisting of a $17,492,000 non-cash impairment charge for buildings and equipment, $10,466,000 for employee layoffs and $5,795,000 for other costs related to the shutdown of portions of the Wuppertal facility. The other costs included in the restructuring plan are related to local regulations surrounding complete or partial shutdowns of a facility.

Restructuring reserve activity during the three months ended April 4, 2009 consisted of:

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands)	Balance at January 3, 2009	Restructuring Charges	Cash Payments	Foreign Currency Translation	Balance at April 4, 2009
2008 Restructuring Plan:
Severance and benefit costs	$9,847	$(63)	$(744)	$(351)	$8,689
Other	829	618	(679)	(30)	738
	10,676	555	(1,423)	(381)	9,427

2006 Restructuring Plan:
Severance and benefit costs	2,884	—	(92)	(103)	2,689
Other	492	—	(346)	(27)	119
	3,376	—	(438)	(130)	2,808

Total	$14,052	$555	$(1,861)	$(511)	$12,235

11.          Income Taxes

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

12.          Acquisitions

On February 29, 2008, the Company purchased 100% of the capital stock of Microporous. The acquisition broadens the Company’s participation in the deep-cycle industrial battery market, adds to its membrane technology portfolio and product breadth, enhances service to common customers and adds cost-effective production capacity. The purchase price for Microporous stock, including acquisition-related costs, was $26,980,000. The Company also repaid $33,643,000 in indebtedness of Microporous and assumed $14,235,000 of debt. The assumed debt was repaid subsequent to the acquisition. The purchase agreement provides for additional cash payments of up to $1,500,000 in each of the two years following the acquisition and up to $750,000 in the third year following the acquisition, contingent upon the acquired business meeting defined earn-out provisions. The earn-out for fiscal 2008 was estimated to be $1,062,000 and was allocated to goodwill. The Company is currently engaged in discussions with the seller regarding acquisition-related matters that may influence the timing and/or amount of this payment.

On April 1, 2008, the Company acquired the battery separator manufacturing assets of Super-Tech Battery Components Pvt. Ltd., located in Bangalore, India for $1,949,000.

On May 20, 2008, the Company purchased 100% of the capital stock of Yurie-Wide Corporation, a South Korean company, for $23,223,000, including acquisition-related costs. The acquisition broadens the Company’s participation in the lithium battery separator market, adds to its membrane technology portfolio and product breadth and adds cost-effective production capacity.

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

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill. The goodwill is not deductible for income tax purposes.

13.          Joint Venture

Effective January 1, 2007, the Company purchased from Nippon Sheet Glass Company, Limited (“NSG”) a 60% share in Daramic NSG Tianjin PE Separator Co., LTD (“DNPET”) for $5,475,000, including acquisition-related costs. DNPET is a lead-acid battery separator manufacturing facility located in Tianjin, China. The acquisition supports the Company’s strategy of expanding capacity in the high growth Asia-Pacific region. Under the terms of the agreement, the Company was entitled to all of the earnings and cash flow from DNPET for the first two years and beginning in fiscal 2009, earnings and cash flows are allocated based on ownership percentages. Under the original terms of the agreement, on January 1, 2009 and January 1, 2012, the Company can exercise a call option and NSG can exercise a put option for the Company to purchase NSG’s 40% ownership interest for $3,600,000. The Company and NSG agreed to extend the first option date to July 1, 2009. DNPET is included in the Company’s energy storage segment.  For the three months ended April 4, 2009, noncontrolling interest amounts of $229,000, net of applicable income taxes, are not presented separately in the condensed consolidated statements of income due to immateriality.

14.          Business Interruption Insurance Recovery

On September 30, 2007, a customer in the Company’s energy storage segment experienced a fire at one of their facilities.  The Company filed a business interruption insurance claim with its insurance provider and recovered $500,000 in the three months ended March 29, 2008 related to this claim.

15.          Comprehensive Income

Comprehensive income is as follows:

	Three Months Ended
(in thousands)	April 4, 2009	March 29, 2008

Net income	$2,961	$12,912
Foreign currency translation adjustment, net of deferred taxes	3,154	(7,172)
Net actuarial loss and prior service credit, net of deferred taxes	145	(266)
Unrealized gain on interest rate swap agreements, net of deferred taxes	733	(2,378)
Comprehensive income	$6,993	$3,096

16.          Related Party Transactions

The Company’s German subsidiary has equity investments in two companies that provide patent, trademark and research services for the Company and other companies that have invested in them.  The Company’s investments represent 25% ownership in each of the firms and are accounted for by the equity method of accounting.  The Company’s equity investment account balance was $407,000 and $413,000 at April 4, 2009 and January 3, 2009, respectively.  Charges from the affiliates for work performed were $107,000 and $268,000 for the three months ended April 4, 2009 and March 29, 2008, respectively.  Amounts due to the affiliates were approximately $133,000 and $98,000 at April 4, 2009 and January 3, 2009, respectively.

17.          Segment Information

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

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

restructuring charges and the impact of certain non-recurring costs. Financial information relating to the reportable operating segments is presented below:

	Three Months Ended
(in thousands)	April 4, 2009	March 29, 2008
Net sales to external customers (by major product group):
Lead-acid battery separators	$56,443	$80,591
Lithium battery separators	17,303	23,370
Energy storage	73,746	103,961
Healthcare	24,948	27,300
Filtration and specialty	10,216	14,068
Separations media	35,164	41,368
Total net sales to external customers	$108,910	$145,329

Operating income:
Energy storage	$9,289	$23,830
Separations media	9,964	6,806
Corporate	(308)	(266)
Segment operating income	18,945	30,370
Business restructuring	555	—
Non-recurring costs	742	228
Total operating income	17,648	30,142
Reconciling items:
Interest expense, net	14,147	15,940
Foreign currency and other	(488)	(97)
Income from continuing operations before income taxes	$3,989	$14,299

Depreciation and amortization:
Energy storage	$8,930	$8,608
Separations media	3,972	4,522
Total depreciation and amortization	$12,902	$13,130

18.          Discontinued Operations

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

19.  Financial Statements of Guarantors

The senior subordinated notes are unconditionally guaranteed, jointly and severally, on a senior basis by certain of the Company’s wholly owned subsidiaries (“Guarantors”).  Management has determined that separate complete financial statements of the Guarantors would not be material to users of the financial statements.

The following sets forth condensed consolidating financial statements of the Guarantors and non-Guarantor subsidiaries.

Condensed Consolidating Balance Sheet
April 4, 2009

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$39,452	$56,621	$—	$96,073
Accounts receivable, net	30,875	54,107	—	—	84,982
Inventories	32,358	47,305	—	—	79,663
Refundable income taxes	636	10,869	(10,630)	—	875
Deferred income taxes	—	—	1,233	—	1,233
Prepaid and other	3,272	9,327	(116)	—	12,483
Total current assets	67,141	161,060	47,108	—	275,309
Due from affiliates	335,974	351,381	303,249	(990,604)	—
Investment in subsidiaries	251,441	279,881	309,660	(840,982)	—
Property, plant and equipment, net	153,501	248,884	—	—	402,385
Goodwill	—	—	601,564	—	601,564
Intangibles and loan acquisition costs, net	28	—	179,149	—	179,177
Other	3,171	16,092	—	—	19,263
Total assets	$811,256	$1,057,298	$1,440,730	$(1,831,586)	$1,477,698

Liabilities and equity
Accounts payable and accrued liabilities	$24,229	$34,937	$15,583	$—	$74,749
Current portion of debt	—	532	3,229	—	3,761
Current portion of capital lease obligation	1,511	—	—	—	1,511
Fair value of interest rate swap agreements	—	—	4,310	—	4,310
Total current liabilities	25,740	35,469	23,122	—	84,331
Due to affiliates	391,252	321,411	277,941	(990,604)	—
Debt, less current portion	—	45,757	740,659	—	786,416
Capital lease obligation, less current portion	1,440	—	—	—	1,440
Pension and postretirement benefits, less current portion	2,802	61,939	—	—	64,741
Postemployment benefits	—	2,097	—	—	2,097
Environmental reserve, less current portion	2,061	36,391	—	—	38,452
Deferred income taxes and other	67,296	30,738	(1,156)	—	96,878
Shareholders’ equity	320,665	520,317	400,164	(840,982)	400,164
Noncontrolling interest	—	3,179	—	—	3,179
Total liabilities and equity	$811,256	$1,057,298	$1,440,730	$(1,831,586)	$1,477,698

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Balance Sheet
January 3, 2009

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$25,657	$57,364	$—	$83,021
Accounts receivable, net	36,383	64,026	—	—	100,409
Inventories	25,444	44,954	—	—	70,398
Refundable income taxes	617	14,492	(8,832)	—	6,277
Deferred income taxes	—	—	1,222	—	1,222
Prepaid and other	3,831	10,541	(97)	—	14,275
Total current assets	66,275	159,670	49,657	—	275,602
Due from affiliates	314,895	358,691	294,702	(968,288)	—
Investment in subsidiaries	250,996	282,531	297,196	(830,723)	—
Property, plant and equipment, net	155,444	261,352	—	—	416,796
Goodwill	—	—	601,564	—	601,564
Intangibles and loan acquisition costs, net	31	—	184,823	—	184,854
Other	3,260	16,778	—	—	20,038
Total assets	$790,901	$1,079,022	$1,427,942	$(1,799,011)	$1,498,854
Liabilities and equity
Accounts payable and accrued liabilities	$31,577	$44,620	$6,386	$—	$82,583
Current portion of debt	—	550	3,230	—	3,780
Current portion of capital lease obligation	1,495	—	—	—	1,495
Fair value of interest rate swap agreements	—	—	5,477	—	5,477
Total current liabilities	33,072	45,170	15,093	—	93,335
Due to affiliates	368,754	326,642	272,892	(968,288)	—
Debt, less current portion	—	47,520	748,696	—	796,216
Capital lease obligation, less current portion	1,824	—	—	—	1,824
Pension and postretirement benefits, less current portion	2,797	63,469	—	—	66,266
Postemployment benefits	—	2,425	—	—	2,425
Environmental reserve, less current portion	2,061	38,423	—	—	40,484
Deferred income taxes and other	67,749	36,344	(1,602)	—	102,491
Shareholders’ equity	314,644	516,079	392,863	(830,723)	392,863
Noncontrolling interest	—	2,950	—	—	2,950
Total liabilities and equity	$790,901	$1,079,022	$1,427,942	$(1,799,011)	$1,498,854

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statement of Income
For the three months ended April 4, 2009

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated

Net sales	$37,110	$71,800	$—	$—	$108,910
Cost of goods sold	16,987	48,520	—	—	65,507
Gross profit	20,123	23,280	—	—	43,403
Selling, general and administrative expenses	16,346	8,546	308	—	25,200
Business restructuring	—	555	—	—	555
Operating income (loss)	3,777	14,179	(308)	—	17,648
Interest expense and other	(509)	1,099	13,069	—	13,659
Equity in earnings of subsidiaries	—	—	(12,202)	12,202	—
Income (loss) from continuing operations before income taxes	4,286	13,080	(946)	(12,202)	3,989
Income taxes	2,293	2,871	(4,136)	—	1,028
Income from continuing operations	$1,993	$10,209	$2,961	$(12,202)	$2,961

Condensed Consolidating Statement of Income
For the three months ended March 29, 2008

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated

Net sales	$53,884	$91,445	$—	$—	$145,329
Cost of goods sold	24,453	65,916	—	—	90,369
Business interruption insurance recovery	(500)	—	—	—	(500)
Gross profit	29,931	25,529	—	—	55,460
Selling, general and administrative expenses	15,717	9,335	266	—	25,318
Operating income (loss)	14,214	16,194	(266)	—	30,142
Interest expense and other	(575)	1,998	14,420	—	15,843
Equity in earnings of subsidiaries	—	—	(18,766)	18,766	—
Income from continuing operations before income taxes	14,789	14,196	4,080	(18,766)	14,299
Income taxes	6,011	4,208	(6,472)	—	3,747
Income from continuing operations	$8,778	$9,988	$10,552	$(18,766)	$10,552

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statement of Cash Flows
For the three months ended April 4, 2009

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net cash provided by operating activities	$9,478	$14,842	$2,690	$(12,201)	$14,809
Investing activities:
Purchases of property, plant and equipment	(1,421)	(1,191)	—	—	(2,612)
Net cash used in investing activities	(1,421)	(1,191)	—	—	(2,612)
Financing activities:
Principal payments on debt	(368)	(114)	(811)	—	(1,293)
Intercompany transactions, net	(7,719)	(1,860)	(2,622)	12,201	—
Net cash used in financing activities	(8,087)	(1,974)	(3,433)	12,201	(1,293)
Effect of exchange rate changes on cash and cash equivalents	30	2,118	—	—	2,148
Net increase (decrease) in cash and cash equivalents	—	13,795	(743)	—	13,052
Cash and cash equivalents at beginning of period	—	25,657	57,364	—	83,021
Cash and cash equivalents at end of period	$—	$39,452	$56,621	$—	$96,073

Condensed Consolidating Statement of Cash Flows
For the three months ended March 29, 2008

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net cash provided by operating activities	$23,008	$24,427	$12,706	$(28,764)	$31,377
Investing activities:
Proceeds from sale of synthetic paper business	4,000	—	—	—	4,000
Purchases of property, plant and equipment	(7,360)	(4,936)	—	—	(12,296)
Acquisitions, net of cash acquired	—	—	(61,736)	—	(61,736)
Net cash used in investing activities	(3,360)	(4,936)	(61,736)	—	(70,032)
Financing activities:
Proceeds from revolving credit facility	—	—	17,000	—	17,000
Principal payments on debt	(353)	(9,804)	(945)	—	(11,102)
Intercompany transactions, net	(19,770)	(30,040)	21,046	28,764	—
Net cash provided by (used in) financing activities	(20,123)	(39,844)	37,101	28,764	5,898
Effect of exchange rate changes on cash and cash equivalents	475	498	—	—	973
Net decrease in cash and cash equivalents	—	(19,855)	(11,929)	—	(31,784)
Cash and cash equivalents at beginning of period	—	40,055	14,879	—	54,934
Cash and cash equivalents at end of period	$—	$20,200	$2,950	$—	$23,150

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

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

Energy Storage Segment

In the energy storage segment, our membrane separators are a critical performance component in lithium batteries, which are primarily used in consumer electronic applications, and lead-acid batteries, which are used globally in transportation and industrial applications. We believe the global economic recession adversely impacted sales in the first quarter of 2009 and may continue to have an adverse impact in the second quarter of 2009.  Although the short-term economic outlook is uncertain, especially for the more economically sensitive consumer electronics portion of our business, we believe that the energy storage segment will continue to benefit from continued growth in demand by consumers for mobile power.

Lithium batteries are the power source in a wide variety of electronics applications ranging from notebook computers and mobile phones to cordless power tools. In addition, many new and developing applications such as electric and hybrid electric vehicles incorporate large-format batteries that will require much greater membrane separator volume per battery. As a result, we believe that membrane separator growth will exceed battery unit sales growth. We completed a lithium battery separator capacity expansion at our Charlotte, North Carolina facility in the third quarter of 2008.

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

A supply contract between our lead-acid battery separator business and Johnson Controls, Inc. (“JCI”) expired on December 31, 2008 and was not renewed. In response, we implemented a restructuring plan in our energy storage segment to align lead-acid battery separator production capacity with demand, reduce costs and position ourselves to meet future growth opportunities. The initial plan includes closing our facility in Potenza, Italy, streamlining production at our facility in Owensboro, Kentucky and reducing selling, general and administrative resources associated with the lead-acid separator business. The total estimated cost of the plan is expected to be approximately $61.6 million, including cash charges of $32.7 million for severance, environmental, and other exit costs and a non-cash impairment charge of $28.9 million. We began implementing the restructuring plan during the fourth quarter and recorded restructuring charges of $59.9 million.

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

Impairment of intangibles and goodwill

Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangible assets are not amortized, but are subject to an annual impairment test unless circumstances dictate more frequent assessments. Goodwill impairment testing is a two-step process performed at the reporting unit level. Our reporting units are at the operating segment level. Step one compares the fair value of our reporting units to their carrying amount. The fair value of the reporting unit is determined using the income approach, corroborated by a comparison to market capitalization and key multiples of comparable companies. Under the income approach, we determine fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any. Step two of the goodwill impairment test calculates the implied fair value of the reporting unit’s goodwill with the carrying value of its goodwill. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to the excess.

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates, strategic plans and future market conditions, among others. Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions made for purposes of our goodwill impairment testing will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or margin growth rates are not achieved, or changes in discount rates, strategy or market conditions occur, we may be required to record goodwill impairment charges in future periods. It is not possible at this time to determine if any future impairment charge will occur and if they do, whether such charge will be material.

At April 4, 2009 a 5% decrease in the estimated free cash flow assumptions would have resulted in a reduction in fair values of approximately $47.9 million for our energy storage segment and $19.0 million for our separations media segment. For the energy storage segment, the 5% decrease would have resulted in the carrying value of the lead-acid battery separator reporting unit exceeding its fair value by $12.7 million and would require a step two analysis to determine the amount of goodwill impairment, if any.

At April 4, 2009, a ..5% increase in the discount rate would have resulted in a reduction in fair values of $42.2 million for our energy storage segment and $17.3 million for our separations media segment. For the energy storage segment, the .5% increase in the discount rate would have resulted in the carrying value of the lead-acid battery separator reporting unit exceeding its fair value by $9.1 million and would require a step two analysis to determine the amount of goodwill impairment, if any.

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

Environmental matters

We account for environmental liabilities in accordance with AICPA Statement of Position 96-1, “Environmental Remediation Liabilities.” Environmental obligations are accrued when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. We do not currently anticipate any material loss in excess of the amounts accrued. Future remediation expenses may be affected by a number of uncertainties including, but not limited to, the difficulty in estimating the extent and method of remediation, the evolving nature of environmental regulations, and the availability and application of technology. If actual results are less favorable than those projected by management, we may be required to recognize additional expense and liabilities.

In connection with the acquisition of Membrana GmbH (“Membrana”) in 2002, we recorded a reserve for costs to remediate known environmental issues and operational upgrades at the Wuppertal, Germany facility. In 2004, we identified and accrued for potential environmental contamination at our manufacturing facility in Potenza, Italy. In December 2008, we implemented a restructuring plan which included the closure of the Potenza, Italy manufacturing facility and increased the environmental reserve for the estimated additional costs of environmental remediation and monitoring activities that will be required after closing the facility.

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

Results of Operations

The following table sets forth, for the periods indicated, certain operating data in amount and as a percentage of net sales:

			Percentage of Sales
	Three Months Ended		Three Months Ended
($’s in millions)	April 4, 2009	March 29, 2008	April 4, 2009	March 29, 2008

Net sales	$108.9	$145.3	100.0%	100.0%

Gross profit	43.4	55.4	39.9	38.2
Selling, general and administrative expenses	25.2	25.3	23.1	17.4
Business restructuring	0.6	—	0.5	—
Operating income	17.6	30.1	16.2	20.7
Interest expense, net	14.1	15.9	13.0	11.0
Foreign currency and other	(0.5)	(0.1)	(0.4)	(0.1)
Income from continuing operations before income taxes	4.0	14.3	3.7	9.8
Income taxes	1.0	3.7	0.9	2.6
Income from continuing operations	$3.0	$10.6	2.7%	7.3%

Comparison of the three months ended April 4, 2009 with the three months ended March 29, 2008

Net sales.  Net sales for the three months ended April 4, 2009 were $108.9 million, a decrease of $36.4 million, or 25.1%, from same period in the prior year.  Energy storage sales for the three months ended April 4, 2009 were $73.7 million, a decrease of $30.2 million, or 29.1%.  Energy storage sales of lead-acid and lithium battery separators decreased by 30.0% and 26.0%, respectively, due to current macro-economic conditions, customers reducing inventory levels to manage working capital and the negative impact of dollar/euro exchange rate fluctuations of $4.8 million.  Lead-acid separator sales were also impacted by the loss of a customer at the end of fiscal 2008.

Separations media sales for the three months ended April 4, 2009 were $35.2 million, a decrease of $6.2 million, or 15.0% from the same period in the prior year, primarily due to the negative impact of dollar/euro exchange rate fluctuations of $4.3 million.  Healthcare sales decreased 8.6% as the impact of higher sales volumes of synthetic hemodialysis membranes was more than offset by the negative impact of dollar/euro exchange rate fluctuations.  Filtration and specialty product sales decreased by 27.4% due to current macro-economic conditions and the negative impact of dollar/euro exchange rate fluctuations.

Gross Profit.  Gross profit as a percent of net sales was 39.9% for the three months ended April 4, 2009, as compared to 38.2% in the same period of the prior year.  Energy storage gross profit as a percent of net sales was 35.3% for the three months ended April 4, 2009, as compared to the prior year percentage of 39.2%.  The reduction in gross profit as a percent of net sales was the result of lower production volumes which resulted in higher production costs per unit as fixed costs were applied to lower production volumes.  Separations media gross profit as a percent of net sales increased to 49.4% for the three months ended April 4, 2009, from 35.4% in the same period of the prior year.  The increase was due primarily to the timing and efficiency of production runs, improved manufacturing yields and decreased energy costs.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased by $0.1 million for the three months ended April 4, 2009.  The decrease was primarily due to reduced discretionary spending and cost savings from the 2008 restructuring plan, offset by costs associated with the FTC matter and increased operating costs in 2009 for the acquisitions of Microporous and Yurie-Wide Corporation in February and May of 2008, respectively. Selling, general and administrative expenses as a percent of net sales was 23.1% for the three months ended April 4, 2009, as compared to 17.4% in the same period in the prior year.  The increase in selling, general and administrative expenses as a percent of sales is due primarily to lower sales.

Interest expense.  Interest expense for the three months ended April 4, 2009 decreased by $1.8 million from the same period in the prior year.  The decrease in interest expense was primarily driven by lower interest rates under our senior credit facilities and the positive impact of dollar/euro exchange rate fluctuations on our euro-denominated debt.

Income taxes.  The income tax provision for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis.  The effective tax rate on continuing operations was 25.8% for the three months ended April 4, 2009, as compared to 26.2% for the same period in the prior year.  Our effective tax rate fluctuates due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, various changes in estimates of permanent differences and valuation allowances and the relative size of our consolidated income before income taxes.

The primary factor impacting our effective tax rate is the mix of earnings between the various tax jurisdictions in which we do business.  Each tax jurisdiction has its own set of tax laws and tax rates.  The income earned by our subsidiaries in each jurisdiction is taxed independently by these various jurisdictions.   Currently, the applicable statutory income tax rates in the jurisdictions that we operate in range from 0% to 39%.   Therefore, the amount of income tax expense in each jurisdiction as compared to our consolidated income before income taxes has a significant impact on our annual effective tax rate.

The effect of each of these items on our effective tax rate on continuing operations is quantified in the table below:

	Three Months Ended
	April 4, 2009	March 29, 2008
U.S. Federal statutory rate	35.0%	35.0%
State income taxes	0.2	1.0
Mix of income in taxing jurisdictions	(10.2)	(11.2)
Other permanent differences and valuation allowances	0.8	1.4
Total effective tax rate on income from continuing operations	25.8%	26.2%

Business Restructuring

The pre-tax components of restructuring activity in the three months ended April 4, 2009 were as follows:

(in millions)	Balance at January 3, 2009	Restructuring Charges	Cash Payments	Foreign Currency Translation	Balance at April 4, 2009
2008 Restructuring Plan:
Severance and benefit costs	$9.9	$(0.1)	$(0.7)	$(0.4)	$8.7
Other	0.8	0.6	(0.7)	—	0.7
	10.7	0.5	(1.4)	(0.4)	9.4

2006 Restructuring Plan:
Severance and benefit costs	2.9	—	(0.1)	(0.1)	2.7
Other	0.5	—	(0.4)	0.1
	3.4	—	(0.5)	(0.1)	2.8

Total	$14.1	$0.5	$(1.9)	$(0.5)	$12.2

We expect to make payments against the restructuring reserve of approximately $2.9 million over the next twelve months.

2008 restructuring plan.  A supply contract between our lead-acid battery separator business and a large customer expired on December 31, 2008 and was not renewed. In response, we implemented a restructuring plan in our energy storage segment to align lead-acid battery separator production capacity with demand, reduce costs and position ourselves to meet future growth opportunities.

The plan includes closing our facility in Potenza, Italy, streamlining production at our facility in Owensboro, Kentucky and reducing selling, general and administrative resources associated with the lead-acid separator business.  The total cost of the restructuring plan, including environmental costs included in the environmental reserve of $18.6 million, is expected to be approximately $61.6 million.  The plan was implemented and a restructuring charge of $59.9 million was recorded in the fourth quarter of 2008.  The restructuring plan includes the termination of approximately 175 employees, consisting of production employees at Potenza, Italy and Owensboro, Kentucky and certain selling, general and administrative employees. The total cost of severance and benefits is expected to be approximately $10.3 million. The Company estimates that other costs, consisting primarily of costs associated with closing the Potenza, Italy facility, are expected to be approximately $3.7 million, of which $2.7 million has been recognized through April 4, 2009 and the remainder will be recognized over the next three years. The restructuring charge recorded in the fourth quarter of 2008 also included a non-cash impairment charge of $28.9 million for buildings and machinery and equipment that will no longer be used in Potenza, Italy.  Cash payments for severance and other exit costs are expected to be paid over the next three years.  The timing, scope and costs of these restructuring measures are subject to change as we implement the plan and continue to evaluate our business needs and costs.

2006 restructuring plan.  In December 2006, our separations media segment exited the production of cellulosic membranes and we realigned the cost structure at our Wuppertal, Germany facility. The total cost of the plan, all of which has been incurred, is expected to be approximately $33.8 million, consisting of a $17.5 million non-cash impairment charge for buildings and equipment, $10.5 million for employee layoffs and $5.8 million for other costs related to the shutdown of portions of the Wuppertal facility. The other costs included in the restructuring plan are related to local regulations surrounding complete or partial shutdowns of a facility. During fiscal 2007, the reserve for severance and benefit costs was reduced as a result of lower actual severance expenses than originally estimated.

Liquidity and Capital Resources

Cash and cash equivalents increased to $96.1 million at April 4, 2009 from $83.0 million at January 3, 2009, due primarily to cash flow generated from operations.

Operating activities.  Net cash provided by operating activities was $14.8 million in the three months ended April 4, 2009, as compared to $31.4 million in the three months ended March 29, 2008. Cash provided by operating activities was due primarily to cash from operations.  Working capital in total remained fairly consistent with year-end levels. Accounts receivable decreased by $12.9 million (excluding the $2.5 million decrease due to movements in foreign exchange rates) due to lower sales while days sales outstanding at April 4, 2009 were comparable to the prior year.  Inventories increased $11.5 million (excluding the $2.2 million decrease due to movements in foreign exchange rates) based on production and capacity planning for expected customer order patterns. Accounts payable and accrued liabilities decreased by $7.6 million (excluding the $0.2 million decrease due to movements in foreign exchange rates) primarily due to the timing of payments on accounts payable and accrued liabilities and partially offset by an increase in accrued interest on the 8.75% senior subordinated notes. Interest for the 8.75% senior subordinated notes is paid semi-annually in the second and fourth quarters.  Refundable income taxes decreased $4.1 million (excluding the $1.3 million decrease due to movements in foreign exchange rates) primarily due to the receipt of a $5.0 million federal income tax refund.

Net cash provided by operations was $31.4 million in the three months ended March 29, 2008 and consisted of net income before non-cash expenses and a decrease in working capital of $7.6 million, excluding the impact of the acquisition of Microporous and foreign exchange rate fluctuations.  Accounts receivable decreased approximately $2.9 million (excluding the $4.5 million increase due to movements in foreign exchange rates and a $7.5 million increase resulting from acquisitions) from December 29, 2007 to March 29, 2008 and days sales outstanding at March 29, 2008 remained comparable to the prior year. Inventories increased approximately $2.6 million (excluding the $2.8 million increase due to movements in foreign exchange rates and a $4.7 million increase resulting from acquisitions) due to planned inventory builds in anticipation of our seasonal European shutdowns.  Accounts payable and accrued liabilities increased approximately $5.6 million (excluding the $1.6 million increase due to movements in foreign exchange rates and a $5.9 million increase resulting from acquisitions) primarily due to an increase in accrued interest on the 8.75% senior subordinated notes.

Investing activities.  Capital expenditures were $2.6 million in the three months ended April 4, 2009. For fiscal 2009, we expect to spend approximately $15 million to $20 million to maintain our existing facilities.  Because of current economic conditions, the timing and amounts of capital expenditures in excess of normal maintenance requirements will be intensely scrutinized and approved on a case-by-case basis.

Financing activities.  Payments on debt were $1.3 million in the three months ended April 4, 2009.

We intend to fund our ongoing operations with cash on hand, cash generated by operations and availability under the senior secured credit facility.

Our senior secured credit facility provides for a $322.9 million term loan facility ($317.2 million outstanding at April 4, 2009) and a €35.0 million term loan facility ($46.2 million at April 4, 2009) and a $90.0 million revolving credit facility. At April 4, 2009, we had $87.5 million of borrowings available under the revolving credit facility ($90.0 million revolving credit facility less $2.5 million of undrawn standby letters of credit). The term loans mature in July 2014 and the revolving credit facility matures in July 2013. Interest rates under the senior secured credit facility are, at our option, equal to either an alternate base rate plus a 1.00% margin or the Eurocurrency base rate plus a 2.00% margin. At April 4, 2009, the interest rates on the U.S. dollar term loan and Eurodollar term loan were 2.50% and 3.14%, respectively.

When loans are outstanding under the revolving credit facility, we are required to maintain a senior leverage ratio of indebtedness to Adjusted EBITDA of less than 3.00 to 1.00. At April 4, 2009, our senior leverage ratio was 1.94 to 1.00 and the entire amount of the revolving credit facility was available for borrowing.

Adjusted EBITDA, as defined under the senior secured credit facility, was as follows:

(in millions)	Last Twelve Months Ended April 4, 2009
Net loss	$(25.1)
Add/Subtract:
Depreciation and amortization	54.8
Interest expense, net	58.9
Income taxes	4.1
Stock-based compensation expense	1.3
Foreign currency gain	(2.4)
Loss on disposal of property, plant, and equipment	1.7
Business restructuring	60.4
Pro forma results for Yurie-Wide Corporation acquisition	(0.3)
Costs related to the strike at our Owensboro, Kentucky facility	6.7
Costs related to the FTC complaint	1.9
Other non-cash or non-recurring charges	0.9
Adjusted EBITDA	$162.9

The calculation of the senior leverage ratio as defined under the senior credit facility as of April 4, 2009 is as follows:

(in millions)
Indebtedness (1)	$316.4
Adjusted EBITDA	162.9
Actual leverage ratio	1.94	x

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

In January 2008, the Company entered into interest rate swap agreements that effectively fix the interest rate on $250.0 million of the Company’s term loans. The interest rate swap agreement which terminates on June 30, 2009 fixes the interest rate on $50.0 million of the term loans at 5.33%. The interest rate swap agreement which terminates on December 31, 2009 fixes the interest rate on $200.0 million of the term loans at 5.29%.

Future principal debt payments are expected to be paid out of cash flows from operations, borrowings on our revolving credit facility and future refinancing of our debt. Our cash interest requirements for the next twelve months are estimated to be $52.2 million.

The 8.75% senior subordinated notes ($426.6 million outstanding at April 4, 2009) will mature in 2012 and are guaranteed by most of our existing and future domestic restricted subsidiaries, subject to certain exceptions. Except under certain circumstances, the 8.75% senior subordinated notes do not require principal payments prior to their maturity in 2012. Interest on the 8.75% senior subordinated notes is payable semi-annually in cash. The 8.75% senior subordinated notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments.

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

We believe we have sufficient liquidity to meet our cash requirements over both the short (next twelve months) and long term (in relation to our debt service requirements). In evaluating the sufficiency of our liquidity for both the shorter and longer term, we considered cash on hand, the expected cash flow to be generated by our operations and the available borrowings under our senior secured credit facility compared to our anticipated cash requirements for debt service, working capital, cash taxes and capital expenditures and funding requirements for long-term liabilities. We anticipate that our cash on hand and operating cash flow, together with borrowings under the revolving credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due for at least the next twelve months. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. See “Item 1A. Risk factors” in our most recent Annual Report on Form 10-K.

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

Foreign Operations

We manufacture our products at 14 strategically located facilities in North America, Europe and Asia.  Net sales from the foreign locations were approximately $73.0 million and $93.6 million for the three months ended April 4, 2009 and March 29, 2008, respectively.  Typically, we sell our products in the currency of the country where the manufacturing facility that produces the product is located.  Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices.  There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on our business or market opportunities within such governments’ countries.  Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.

Environmental matters

We account for environmental liabilities in accordance with AICPA Statement of Position 96-1, “Environmental Remediation Liabilities.” Environmental obligations are accrued when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value. We do not currently anticipate any material loss in excess of the amounts accrued. However, our future remediation expenses may be affected by a number of uncertainties including, but not limited to, the difficulty in estimating the extent and method of remediation, the evolving nature of environmental regulations, and the availability and application of technology. We do not expect the resolution of such uncertainties to have a material adverse effect on our consolidated financial position or liquidity. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. Environmental reserves, which are predominately euro-denominated, were $47.1 million and $49.2 million as of April 4, 2009 and January 3, 2009, respectively.

In connection with the acquisition of Membrana in 2002, we recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for us to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. The environmental reserve for the Membrana facility was $21.5 million and $22.6 million at April 4, 2009 and January 3, 2009, respectively. We anticipate that expenditures will be made over the next seven to ten years.

We have indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel N.V. (“Akzo”), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. The Akzo agreement provides indemnification of claims through December 2007, with the indemnification percentage decreasing each year during the coverage period. Through December 2003, Akzo pays 75% of any approved claim. After that, Akzo pays 65% of claims reported through December 2006 and 50% of claims reported through December 2007. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. We will receive indemnification payments under the indemnification agreements as expenditures are made against approved claims. At April 4, 2009 and January 3, 2009, amounts receivable under the indemnification agreements were $17.2 million and $17.9 million, respectively. The current portion of the indemnification receivable is included in “Prepaid and other” in the accompanying consolidated balance sheets.

In 2004, we identified potential environmental contamination at our manufacturing facility in Potenza, Italy. Based on environmental studies and the initial remediation plan presented to local authorities, we recorded a reserve for environmental obligations. In 2006, we further refined the remediation plan after consultations with local authorities. In December 2008, we implemented a restructuring plan which included the closure of this manufacturing facility. Based on discussions with local authorities, environmental consultants and internal personnel, we increased the environmental reserve at Potenza as part of a restructuring charge by $18.6 in the fourth quarter of 2008 for the estimated additional costs of environmental remediation and monitoring activities that will be required after closing the facility. Discussions with the local authorities regarding the required level of remediation are ongoing. The environmental reserve for the Potenza, Italy facility was $22.5 million and $23.5 million at April 4, 2009 and January 3, 2009, respectively. We anticipate that expenditures will be made over the next seven to ten years.

In connection with the acquisition of Microporous on February 29, 2008, we identified potential environmental contamination at the manufacturing site in Piney Flats, Tennessee. Subsequent to the acquisition, we performed additional environmental studies and confirmed that environmental contamination was present.  The environmental reserve for the Piney Flats, Tennessee facility was $3.1 million at April 4, 2009 and January 3, 2009.  As part of the acquisition, the seller purchased an environmental insurance policy on our behalf and also provided indemnification for a portion of the insurance policy deductible. At April 4, 2009 and January 3, 2009, amounts due under the insurance policy and indemnification agreement were estimated to be $2.5 million. We recorded the estimated cost of remediation and the related receivables from the insurance company and indemnification agreement in applying purchase accounting for the acquisition. The current portion of the indemnification receivable is included in “Prepaid and other” in the accompanying consolidated balance sheets.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

New Accounting Standards

In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (“FAS 157”), which clarifies the definition of fair value, establishes a framework for measuring the fair value of assets and liabilities under generally accepted accounting principles and expands disclosure about fair value measurements.  We adopted FAS 157 in the first quarter of 2008.  In February 2008, the FASB issued FSP No. SFAS 157-2, Effective Date of SFAS No. 157 (“FSP 157-2”), which delays the effective date of FAS 157 for nonfinancial assets and liabilities to fiscal years beginning after Nov. 15, 2008.  We adopted FSP 157-2 in the first quarter of 2009.  In October 2008, the FASB issued FSP No. SFAS 157-3, Determining Fair Value of a Financial Asset in a Market That Is Not Active (“FSP 157-3”), which clarifies the application of FAS 157 when the market for a financial asset is not active.  We adopted FSP 157-3 upon issuance.  In April 2009, the FASB issued FSP No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (“FSP 157-4”).  FSP 157-4 provides additional guidance for estimating fair value in accordance with FAS 157.  We adopted FSP 157-4 upon issuance.  The adoption of FAS 157 and subsequent FSP’s in each period did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 141(R), Business Combinations—a replacement of FASB Statement No. 141 (“FAS 141(R)”). FAS 141(R) changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective prospectively for fiscal years beginning after December 15, 2008.  In April 2009, the FASB issued FSP No. SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”).  FSP 141(R)-1 amends FAS 141(R) to address application issues related to the measurement, accounting and disclosure of assets and liabilities arising from contingencies in a business combination.  We adopted FSP 141(R)-1 upon issuance.  The adoption of FAS 141(R) and FSP 141(R)-1 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“FAS 160”). FAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008. We adopted FAS 160 in the first quarter of 2009 with retrospective application of the presentation and disclosure requirements.  Noncontrolling interests of $3.0 million at January 3, 2009 were reclassified from “Other” non-current liabilities to shareholders’ equity.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). FAS 161 requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”) and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. FAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The adoption of FAS 161 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. SFAS 107-1 (“FSP 107-1”) and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“APB 28-1”). FSP 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. We adopted FSP 107-1 and APB 28-1 upon issuance.  The adoption did not have a material impact on our consolidated financial statements.

In December 2008, the FASB issued FSP No. SFAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, (“FSP 132(R)-1”). FSP 132(R)-1 requires enhanced disclosures about the plan assets of a company’s defined benefit pension and other postretirement plans intended to provide financial statement users with a greater understanding of: 1) how investment allocation decisions are made; 2) the major categories of plan assets; 3) the inputs and valuation techniques used to measure the fair value of plan assets; 4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and 5) significant concentrations of risk within plan assets.  FSP 132 (R)-1 is effective for fiscal years ending after December 15, 2009.  The disclosures required by the FSP will be included in our fiscal 2009 year-end financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, which are potential losses arising from adverse changes in market rates and prices, such as interest rates and foreign exchange fluctuations. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest rate risk

At April 4, 2009, we had fixed rate debt of $426.6 million and variable rate debt of $363.5 million. In January 2008, we entered into interest rate swap agreements that effectively fix the interest rate on $250.0 million of our variable rate debt. The pre-tax earnings and cash flow impact resulting from a 100 basis point increase in interest rates on our variable rate debt, giving effect to the interest rate swap agreements and holding other variables constant, would be $1.1 million per year.

Currency risk

Outside of the United States, we maintain assets and operations in Europe and Asia. The results of operations and financial position of our foreign operations are principally measured in their respective currency and translated into U.S. dollars. As a result, exposure to foreign currency gains and losses exists. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency. Our subsidiaries and affiliates also purchase and sell products and services in various currencies. As a result, we may be exposed to cost increases relative to the local currencies in the markets in which we sell. Because a different percentage of our sales are in a foreign currency than our costs, a change in the relative value of the U.S. dollar could have a disproportionate impact on our sales compared to our costs, which could impact our margins. A portion of our assets are based in our foreign locations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected in other comprehensive income (loss). We have a euro-denominated term loan and euro-denominated senior subordinated notes that effectively hedge our net investment in foreign subsidiaries. Therefore, foreign currency gains and losses resulting from the translation of the euro-denominated debt are included in accumulated other comprehensive income (loss). Accordingly, our consolidated shareholders’ equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency, primarily the euro.

The dollar/euro exchange rates used in our financial statements for the periods ended as set forth below were as follows:

	Three Months Ended
	April 4, 2009	March 29, 2008
Period end rate	1.3443	1.5785
Period average rate	1.3060	1.4974

Our strategy for management of currency risk relies primarily on conducting our operations in a country’s respective currency and may, from time to time, involve currency derivatives.  As of April 4, 2009, we did not have any foreign currency derivatives outstanding.

Item 4.  Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) was performed under the supervision, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls are designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 4, 2009.

During the three months ended April 4, 2009, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

On March 20, 2008, we received a letter from the Federal Trade Commission (the “FTC”) requesting that the Company voluntarily provide certain documents and information to the FTC regarding our acquisition of Microporous, which was completed on February 29, 2008. The letter stated that the FTC was conducting an investigation to determine whether the Microporous acquisition will substantially lessen competition in any relevant market and thereby violate federal antitrust laws. We voluntarily responded to the letter in writing and through supplemental telephone conversations and meetings.

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

On March 9, 2009, we filed a complaint against Trojan Battery Company (“Trojan”) in the United States District Court for the Western District of North Carolina alleging that Trojan had breached its contract with the Company by failing to pay when due invoices reflecting properly adjusted prices and asserting that Trojan had engaged in unfair trade practices.  Thereafter, and on or about March 19, 2009, Trojan filed a complaint against us in the United States District Court for the Central District of California alleging that we had breached our contract with Trojan and challenging our acquisition of Microporous under California antitrust law.  We believe that the Trojan complaint is unfounded and we intend to vigorously defend against it.   It is not possible, however, to predict with certainty whether we will be successful in either piece of litigation.

We believe that the final resolution of these matters will not have a material adverse impact on our business, financial condition or results of operations.

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

Date: May 12, 2009		POLYPORE INTERNATIONAL, INC.
(Registrant)

	By:	/s/ Robert B. Toth
Robert B. Toth
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Lynn Amos
Lynn Amos
Chief Financial Officer
(principal financial officer and principal accounting officer)