Form 10-Q
period 2009-07-04
Polypore International, Inc.
filed 2009-08-07
CIK 1292556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 4, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

There were 44,391,326 shares of the registrant’s common stock outstanding as of August 4, 2009.

Polypore International, Inc.

Index to Quarterly Report on Form 10-Q

For the Three Months Ended July 4, 2009

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Polypore International, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)	July 4, 2009	January 3, 2009*
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$96,705	$83,021
Accounts receivable, net	88,165	100,409
Inventories	83,459	70,398
Refundable income taxes	1,826	6,277
Deferred income taxes	1,229	1,222
Prepaid and other	14,364	14,275
Total current assets	285,748	275,602
Property, plant and equipment, net	405,704	416,796
Goodwill	600,770	601,564
Intangibles and loan acquisition costs, net	175,133	184,854
Environmental indemnification receivable	14,525	17,389
Other	2,546	2,649
Total assets	$1,484,426	$1,498,854

Liabilities and equity
Current liabilities:
Accounts payable	$20,586	$23,806
Accrued liabilities	47,446	58,777
Current portion of debt	3,718	3,780
Current portion of capital lease obligation	1,527	1,495
Fair value of interest rate swap agreements	2,944	5,477
Total current liabilities	76,221	93,335
Debt, less current portion	795,516	796,216
Capital lease obligation, less current portion	1,053	1,824
Pension and postretirement benefits, less current portion	68,344	66,266
Postemployment benefits	1,884	2,425
Environmental reserve, less current portion	36,981	40,484
Deferred income taxes	75,628	78,815
Other	21,558	23,676
Commitments and contingencies

Equity:
Shareholders’ equity:
Preferred stock — 15,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value — 200,000,000 shares authorized, 44,388,162 and 44,377,560 issued and outstanding at July 4, 2009 and January 3, 2009, respectively	444	444
Paid-in capital	480,250	479,442
Retained deficit	(59,500)	(66,671)
Accumulated other comprehensive loss	(17,449)	(20,352)
Total shareholders’ equity	403,745	392,863
Noncontrolling interest	3,496	2,950
Total equity	407,241	395,813
Total liabilities and equity	$1,484,426	$1,498,854

* Derived from audited consolidated financial statements

See notes to condensed consolidated financial statements

Polypore International, Inc.

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net sales	$118,179	$164,665	$227,089	$309,994
Cost of goods sold	71,601	105,470	137,108	195,839
Business interruption insurance recovery	—	(1,900)	—	(2,400)
Gross profit	46,578	61,095	89,981	116,555
Selling, general and administrative expenses	25,092	29,747	50,292	55,065
Business restructuring	11	—	566	—
Operating income	21,475	31,348	39,123	61,490
Other (income) expense:
Interest expense, net	14,622	16,083	28,769	32,023
Foreign currency and other	1,278	(546)	790	(643)
	15,900	15,537	29,559	31,380
Income from continuing operations before income taxes	5,575	15,811	9,564	30,110
Income taxes	1,365	4,637	2,393	8,384
Income from continuing operations	4,210	11,174	7,171	21,726
Income from discontinued operations, net of income taxes	—	—	—	2,360
Net income	$4,210	$11,174	$7,171	$24,086

Net income per share — basic:
Continuing operations	$0.09	$0.27	$0.16	$0.53
Discontinued operations	—	—	—	0.06
Net income per share	$0.09	$0.27	$0.16	$0.59

Net income per share —diluted:
Continuing operations	$0.09	$0.26	$0.16	$0.53
Discontinued operations	—	—	—	0.05
Net income per share	$0.09	$0.26	$0.16	$0.58

Weighted average shares outstanding - basic	44,379,598	41,946,581	44,377,141	41,135,800
Effect of dilutive stock options	253,648	248,319	167,615	241,157
Weighted average shares outstanding - diluted	44,633,246	42,194,900	44,544,756	41,376,957

See notes to condensed consolidated financial statements

Polypore International, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
(in thousands)	July 4, 2009	June 28, 2008
Operating activities:
Net income	$7,171	$24,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	17,085	18,160
Amortization expense	8,453	9,281
Amortization of loan acquisition costs	1,294	1,294
Stock compensation	753	533
Loss on disposal of property, plant and equipment	259	503
Foreign currency (gain) loss	244	(1,427)
Deferred income taxes	(3,414)	1,130
Business restructuring	566	—
Gain on sale of synthetic paper business	—	(3,774)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	11,553	661
Inventories	(13,403)	(3,271)
Prepaid and other current assets	(350)	(808)
Accounts payable and accrued liabilities	(13,738)	(2,661)
Refundable income taxes	4,221	—
Other, net	(3,603)	(912)
Net cash provided by operating activities	17,091	42,795
Investing activities:
Purchases of property, plant and equipment	(4,766)	(28,309)
Acquisitions, net of cash acquired	—	(86,783)
Proceeds from sale of synthetic paper business	—	4,000
Net cash used in investing activities	(4,766)	(111,092)
Financing activities:
Principal payments on debt	(2,594)	(17,204)
Proceeds from revolving credit facility	—	46,000
Payments on revolving credit facility	—	(46,000)
Proceeds from stock option exercises	55	1,200
Proceeds from issuance of common stock, net of underwriting fees and other offering related costs	—	84,949
Net cash provided by (used in) financing activities	(2,539)	68,945
Effect of exchange rate changes on cash and cash equivalents	3,898	494
Net increase in cash and cash equivalents	13,684	1,142
Cash and cash equivalents at beginning of period	83,021	54,934
Cash and cash equivalents at end of the period	$96,705	$56,076

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles for interim financial information.  Accordingly, the unaudited condensed consolidated financial statements and notes do not contain certain information included in the Company’s annual financial statements. In the opinion of management, all normal and recurring adjustments that are necessary for a fair presentation have been made.  Operating results for the three and six months ended July 4, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2010.  The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

The Company has evaluated subsequent events through August 7, 2009, the date on which the Form 10-Q was filed with the Securities and Exchange Commission.

2.             Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (“FAS 157”), which clarifies the definition of fair value, establishes a framework for measuring the fair value of assets and liabilities under generally accepted accounting principles and expands disclosure about fair value measurements.  The Company adopted FAS 157 in the first quarter of 2008.  In February 2008, the FASB issued FSP No. SFAS 157-2, Effective Date of SFAS No. 157 (“FSP 157-2”), which delays the effective date of FAS 157 for nonfinancial assets and liabilities to fiscal years beginning after Nov. 15, 2008.  The Company adopted FSP 157-2 in the first quarter of 2009.  In October 2008, the FASB issued FSP No. SFAS 157-3, Determining Fair Value of a Financial Asset in a Market That Is Not Active (“FSP 157-3”), which clarifies the application of FAS 157 when the market for a financial asset is not active.  The Company adopted FSP 157-3 upon issuance.  In April 2009, the FASB issued FSP No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”).  FSP 157-4 provides additional guidance for estimating fair value in accordance with FAS 157.  The Company adopted FSP 157-4 upon issuance.  The adoption of FAS 157 and subsequent FSPs in each period did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement No. 141(R), Business Combinations—a replacement of FASB Statement No. 141 (“FAS 141(R)”). FAS 141(R) changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective prospectively for fiscal years beginning after December 15, 2008.  In April 2009, the FASB issued FSP No. SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”).  FSP 141(R)-1 amends FAS 141(R) to address application issues related to the measurement, accounting and disclosure of assets and liabilities arising from contingencies in a business combination.  The Company adopted FSP 141(R)-1 upon issuance.  The adoption of FAS 141(R) and FSP 141(R)-1 did not have a material impact on the Company’s consolidated financial statements.

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

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

In April 2009, the FASB issued FSP No. SFAS 107-1 (“FSP 107-1”) and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments ( “APB 28-1”). FSP 107-1 and APB 28-1 amend FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also amend Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The Company adopted FSP 107-1 and APB 28-1 upon issuance.  The adoption did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued Statement No. 165, Subsequent Events (“FAS 165”).  FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The new standard is effective for interim or annual periods ending after June 15, 2009.  The adoption of FAS 165 did not have an impact on the Company’s consolidated financial statements.

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

3.             Issuance of Common Stock

In May 2008, the Company completed a follow-on public offering of 8,031,000 shares of common stock at $24.00 per share, pursuant to which 3,750,000 shares were sold by the Company and 4,281,000 shares were sold by certain selling shareholders, including certain of the Company’s executive officers.  The Company received net proceeds from the offering of $84,949,000, net of underwriting fees of $4,275,000 and other offering related costs through June 28, 2008.  The Company paid additional expenses subsequent to June 28, 2008, with final net offering proceeds totaling $84,847,000.  The net proceeds were used to repay outstanding borrowings under the Company’s revolving credit facility and for general corporate purposes.

4.             Inventories

Inventories are carried at the lower of cost or market using the first-in, first-out (“FIFO”) method of accounting and consist of:

(in thousands)	July 4, 2009	January 3, 2009
Raw materials	$30,361	$29,266
Work-in-process	17,814	12,100
Finished goods	35,284	29,032
Total	$83,459	$70,398

5.             Goodwill

Goodwill is tested annually for impairment as of the first day of the fourth quarter and at interim dates upon the occurrence of certain events or substantive changes in circumstances. Because of fluctuations in the Company’s stock price, the Company tested goodwill for impairment at January 3, 2009 and April 4, 2009 and concluded that the fair value of the Company’s reporting units exceeded the carrying amount and there was no impairment of goodwill.  No events or substantive changes in circumstances have occurred since the last interim test that would indicate an interim goodwill impairment test should be performed as of July 4, 2009.

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

6.             Debt

Debt, in order of priority, consists of:

(in thousands)	July 4, 2009	January 3, 2009
Senior credit facilities:
Revolving credit facility	$—	$—
Term loan facilities	364,414	366,057
8.75% senior subordinated notes	434,820	433,875
Other	—	64
	799,234	799,996
Less current maturities	3,718	3,780
Long-term debt	$795,516	$796,216

7.             Derivatives and Hedging Transactions

To reduce the interest rate risk inherent in the Company’s variable rate debt, the Company may utilize interest rate swap agreements to convert all or a portion of the variable rate debt to a fixed rate obligation.  At July 4, 2009, the Company has an interest rate swap agreement with a notional principal amount of $200,000,000 that effectively fixes the interest rate on that amount of term debt at 5.54% and expires on December 31, 2009. The Company had an interest rate swap agreement which expired on June 30, 2009 with a notional amount of $50,000,000. In accordance with FAS 133, the Company designated these swap agreements as cash flow hedges with changes in fair value, net of income taxes, recorded to “Accumulated other comprehensive loss” in the accompanying balance sheet.

The Company has euro-denominated senior subordinated notes (€150,000,000, or $209,820,000, at July 4, 2009) held in the U.S. that effectively hedge a portion of the Company’s net investment in its foreign subsidiaries. The translation of the euro-denominated notes held in the U.S. results in foreign currency gains or losses that are included in “Accumulated other comprehensive loss” in the accompanying balance sheet.

The impact of the interest rate swaps and the euro-denominated senior subordinated notes on other comprehensive income is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income
	Three Months Ended		Six Months Ended
(in thousands)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Interest rate swap agreements	$859	$1,849	$1,592	$(529)
Euro-denominated senior subordinated notes	(8,175)	510	(945)	(16,440)

For the interest rate swap agreements, the Company recognizes the difference between the fixed interest rate on the swap agreements and the variable interest rate on the term debt as interest expense. The impact of interest rate swaps on interest expense is as follows:

	Gain (Loss) Recognized in Income
	Three Months Ended		Six Months Ended
(in thousands)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Interest rate swap agreements	$(1,817)	$(409)	$(3,593)	$(117)

8.             Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, an interest rate swap agreement and long-term debt.  The carrying value of cash and cash equivalents, accounts receivable,

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

accounts payable and accrued liabilities approximates fair value due to the short-term maturities of these assets and liabilities.  The carrying amount of borrowings under the senior secured credit facilities approximates fair value because the interest rates adjust to market interest rates. The fair value of the 8.75% senior subordinated notes, based on a quoted market price, was $378,034,500 at July 4, 2009.

The Company measures the fair value of the interest rate swap agreement on a recurring basis.  FAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

At July 4, 2009, the fair value of the interest rate swap agreement was $2,944,000.  The fair value of the swap agreement was determined within level two of the fair value hierarchy under a market approach model using the notional amount of the interest rate swap agreement multiplied by the observable inputs of time to maturity, interest rates and credit spreads.

9.             Employee Benefit Plans

The Company and its subsidiaries sponsor multiple defined benefit pension plans and an other postretirement benefit plan.  The following table provides the components of net periodic benefit cost:

	Pension Plans
	Three Months Ended		Six Months Ended
(in thousands)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Service cost	$279	$606	$799	$1,199
Interest cost	1,201	1,079	2,185	2,136
Expected return on plan assets	(162)	(289)	(382)	(571)
Amortization of prior service cost	(8)	(21)	(26)	(42)
Recognized net actuarial (gain) loss	(196)	114	(7)	224
Net periodic benefit cost	$1,114	$1,489	$2,569	$2,946

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
(in thousands)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Service cost	$2	$17	$6	$34
Interest cost	36	34	66	68
Recognized net actuarial loss	—	4	—	8
Net periodic benefit cost	$38	$55	$72	$110

10.          Environmental Matters

The Company accounts for environmental liabilities in accordance with AICPA Statement of Position 96-1, “Environmental Remediation Liabilities.” Environmental obligations are accrued when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value. The Company does not currently anticipate any material loss in excess of the amounts accrued. However, the Company’s future remediation expenses may be affected by a number of uncertainties including, but not limited to, the difficulty in estimating the extent and method of remediation, the evolving nature of environmental regulations, and the availability and application of technology. The Company does not expect the resolution of such uncertainties to have a

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

material adverse effect on the financial condition of the Company. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. Environmental reserves, which are predominately euro-denominated, were $47,910,000 and $49,220,000 as of July 4, 2009 and January 3, 2009, respectively.

In connection with the acquisition of Membrana GmbH (“Membrana”) in 2002, the Company recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for the Company to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. The environmental reserve for the Membrana facility was $21,589,000 and $22,627,000 at July 4, 2009 and January 3, 2009, respectively. The Company anticipates that expenditures will be made over the next seven to ten years.

The Company has indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel N.V. (“Akzo”), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. The Akzo agreement provides indemnification of claims through December 2007, with the indemnification percentage decreasing each year during the coverage period. Through December 2003, Akzo pays 75% of any approved claim. After that, Akzo pays 65% of claims reported through December 2006 and 50% of claims reported through December 2007. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. The Company will receive indemnification payments under the indemnification agreements as expenditures are made against approved claims. At July 4, 2009 and January 3, 2009, amounts receivable under the indemnification agreements were $17,214,000 and $17,867,000, respectively. The current portion of the indemnification receivable is included in “Prepaid and other” in the accompanying consolidated balance sheets.

In 2004, the Company identified potential environmental contamination at its manufacturing facility in Potenza, Italy. Based on environmental studies and the initial remediation plan presented to local authorities, the Company recorded a reserve for environmental obligations. In 2006, the Company further refined the remediation plan after consultations with local authorities. In December 2008, the Company implemented a restructuring plan which included the closure of this manufacturing facility. Based on discussions with local authorities, environmental consultants and internal personnel, the Company increased the environmental reserve at Potenza as part of a restructuring charge by $18,560,000 in the fourth quarter of 2008 for the estimated additional costs of environmental remediation and monitoring activities that will be required after closing the facility. Discussions with the local authorities regarding the required level of remediation are ongoing. The environmental reserve for the Potenza, Italy facility was $23,331,000 and $23,502,000 at July 4, 2009 and January 3, 2009, respectively. It is reasonably possible that there is exposure to loss in excess of the amount accrued. The Company cannot estimate the amount of possible liability in excess of the amount accrued due to a number of factors, including the lack of local regulations, effectiveness of existing remediation technology and the amount of time local authorities may require monitoring procedures. The Company believes that additional costs related to this matter, if any, will not have a material adverse effect on the financial condition of the Company. The Company anticipates that expenditures will be made over the next seven to ten years.

In connection with the acquisition of Microporous Holding Corporation (“Microporous”), the Company identified potential environmental contamination at the manufacturing site in Piney Flats, Tennessee. As part of the acquisition, the seller purchased an environmental insurance policy on behalf of the Company and also provided indemnification for a portion of the insurance policy deductible. Subsequent to the acquisition, the Company performed additional environmental studies and confirmed that environmental contamination was present. The Company recorded the estimated cost of remediation and the related receivables from the insurance company and the seller in applying purchase accounting for the acquisition. As discussed in more detail in Note 13, the Company reached an agreement with the seller in July 2009 which, among other things, releases the seller from its obligation to provide indemnification for a portion of the insurance policy deductible.  Accordingly, the Company reduced the receivable related to this environmental matter by $219,000 at July 4, 2009. The receivable balance at July 4, 2009 and January 3, 2009 was $2,303,000 and $2,522,000, respectively. The current portion of the receivable is included in “Prepaid and other” and the non-current portion is classified in “Environmental indemnification receivable” in the accompanying consolidated balance sheets.

11.          Business Restructuring

2008 Restructuring Plan

A supply contract between the Company’s lead-acid battery separator business and a large customer expired on December 31, 2008 and was not renewed. In response, the Company implemented a restructuring plan in its energy storage segment to align

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

lead-acid battery separator production capacity with demand, reduce costs and position the Company to meet future growth opportunities.

The plan included closing the Company’s facility in Potenza, Italy, streamlining production at the Company’s facility in Owensboro, Kentucky and reducing selling, general and administrative resources associated with the lead-acid battery separator business.  The total cost of the restructuring plan, including environmental costs recorded in the environmental reserve of $18,560,000, is expected to be approximately $61,541,000.  The plan was implemented and a restructuring charge of $59,942,000 was recorded in the fourth quarter of 2008.  The restructuring plan included the termination of approximately 175 employees, consisting of production employees at Potenza, Italy and Owensboro, Kentucky and certain selling, general and administrative employees.  During the three months ended July 4, 2009, the Company reduced the estimated cost of severance and benefits and related accrual by $592,000 to reflect actual costs expected to be incurred.  After this adjustment, the total cost of severance and benefits is expected to be approximately $9,815,000. The Company estimates that other costs, consisting primarily of costs associated with closing the Potenza, Italy facility, are expected to be approximately $4,237,000, of which $3,204,000 has been recognized through July 4, 2009 and the remainder will be recognized over the next three years.  The restructuring charge recorded in the fourth quarter of 2008 also included a non-cash impairment charge of $28,929,000 for buildings and machinery and equipment that will no longer be used in Potenza, Italy.  Cash payments for severance and other exit costs are expected to be paid over the next three years.  The timing, scope and costs of these restructuring measures are subject to change as the Company implements the plan and continues to evaluate its business needs and costs.

2006 Restructuring Plan

In December 2006, the Company’s separations media segment exited the production of cellulosic membranes and realigned the cost structure at its Wuppertal, Germany facility. The total cost of the plan, all of which has been incurred, was $33,753,000, consisting of a $17,492,000 non-cash impairment charge for buildings and equipment, $10,466,000 for employee layoffs and $5,795,000 for other costs related to the shutdown of portions of the Wuppertal facility. The other costs included in the restructuring plan are related to local regulations surrounding complete or partial shutdowns of a facility.

Restructuring reserve activity during the six months ended July 4, 2009 consisted of:

(in thousands)	Balance at January 3, 2009	Restructuring Charges	Cash Payments	Foreign Currency Translation	Balance at July 4, 2009
2008 Restructuring Plan:
Severance and benefit costs	$9,847	$(592)	$(1,099)	$(19)	$8,137
Other	829	1,158	(1,241)	(2)	744
	10,676	566	(2,340)	(21)	8,881

2006 Restructuring Plan:
Severance and benefit costs	2,884	—	(141)	7	2,750
Other	492	—	(387)	(22)	83
	3,376	—	(528)	(15)	2,833

Total	$14,052	$566	$(2,868)	$(36)	$11,714

12.          Income Taxes

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

13.          Acquisitions

On February 29, 2008, the Company purchased 100% of the capital stock of Microporous. The acquisition broadens the Company’s participation in the deep-cycle industrial battery market, adds to its membrane technology portfolio and product breadth, enhances service to common customers and adds cost-effective production capacity. The purchase price for

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Microporous stock, including acquisition-related costs, was $26,980,000. The Company also repaid $33,643,000 in indebtedness of Microporous and assumed $14,235,000 of debt. The assumed debt was repaid subsequent to the acquisition. The purchase agreement provided for additional cash payments to the seller for the three years following the acquisition contingent upon the acquired business meeting defined earn-out provisions.  At January 3, 2009, the Company estimated that the additional purchase price for the fiscal 2008 earn-out was $1,062,000 and allocated this amount to goodwill. In July 2009, the Company reached an agreement with the seller that effectively eliminates the Company’s current and future obligations under the earn-out provision in exchange for releasing the seller from all claims under the original purchase agreement, including its environmental indemnification obligations. The impact of this agreement on amounts previously recognized in purchase accounting was a net reduction in future cash payments of $794,000. These amounts were reversed through purchase accounting with a corresponding decrease to goodwill. In addition to the amounts previously recognized, the Company will not have to make earn-out payments that would have been due under the original agreement for 2009 and 2010.

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

The results of operations from the acquisitions described above are included in the Company’s energy storage segment from the date of acquisition. The Company accounts for acquisitions in conformity with FASB Statement No. 141, Business Combinations, and FASB Statement No. 142, Goodwill and Other Intangible Assets. The following table summarizes the aggregate purchase price allocations for these acquisitions based upon the fair values of the assets acquired and liabilities assumed at the date of acquisition.

(in thousands)
Current assets	$16,156
Property, plant and equipment	58,807
Intangible assets	19,194
Goodwill	31,211
Total assets acquired	125,368
Current liabilities	8,767
Debt assumed	14,235
Deferred taxes and other liabilities	16,571
Total liabilities assumed	39,573
Net assets acquired	$85,795

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

14.          Joint Venture

Effective January 1, 2007, the Company purchased from Nippon Sheet Glass Company, Limited (“NSG”) a 60% share in Daramic NSG Tianjin PE Separator Co., LTD (“DNPET”) for $5,475,000, including acquisition-related costs. DNPET is a lead-acid battery separator manufacturing facility located in Tianjin, China. The acquisition supports the Company’s strategy of expanding capacity in the high growth Asia-Pacific region. Under the terms of the agreement, the Company was entitled to all of the earnings and cash flow from DNPET for the first two years and beginning in fiscal 2009, earnings and cash flows are allocated based on ownership percentages. Under the original terms of the agreement, on January 1, 2009 and January 1, 2012, the Company can exercise a call option and NSG can exercise a put option for the Company to purchase NSG’s 40% ownership interest for $3,600,000. If exercised, the Company is required to close the acquisition within six months of notification.  The Company and NSG agreed to extend the first option date to August 12, 2009.  DNPET is included in the Company’s energy storage segment.  For the three and six months ended July 4, 2009, noncontrolling interest amounts are not presented separately in the condensed consolidated statements of income due to immateriality.

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

15.          Business Interruption Insurance Recovery

On September 30, 2007, a customer in the Company’s energy storage segment experienced a fire at one of their facilities.  The Company filed a business interruption insurance claim with its insurance provider and recovered $2,400,000, of which $1,900,000 was recovered in the three months ended June 28, 2008, related to this claim.

16.          Comprehensive Income

Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Net income	$4,210	$11,174	$7,171	$24,086
Foreign currency translation adjustment, net of deferred taxes	(1,824)	(3,872)	1,330	(11,044)
Net actuarial gain (loss) and prior service credit, net of deferred taxes	(164)	8	(19)	(258)
Unrealized gain (loss) on interest rate swap agreements, net of deferred taxes	859	1,849	1,592	(529)
Comprehensive income	$3,081	$9,159	$10,074	$12,255

17.          Related Party Transactions

The Company’s German subsidiary has equity investments in two companies that provide patent, trademark and research services for the Company and other companies that have invested in them.  The Company’s investments represent 25% ownership in each of the firms and are accounted for by the equity method of accounting.  The Company’s equity investment account balance was $425,000 and $413,000 at July 4, 2009 and January 3, 2009, respectively.  Charges from the affiliates for work performed were $466,000 and $573,000 for the three and six months ended July 4, 2009, respectively.  Charges from the affiliates for work performed were $519,000 and $859,000 for the three months and six months ended June 28, 2008, respectively.  Amounts due to the affiliates were approximately $39,000 and $98,000 at July 4, 2009 and January 3, 2009, respectively.

18.          Segment Information

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

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net sales to external customers (by major product group):
Lead-acid battery separators	$61,603	$97,111	$118,046	$177,702
Lithium battery separators	20,661	24,838	37,964	48,209
Energy storage	82,264	121,949	156,010	225,911
Healthcare	24,836	27,364	49,784	54,663
Filtration and specialty	11,079	15,352	21,295	29,420
Separations media	35,915	42,716	71,079	84,083
Total net sales to external customers	$118,179	$164,665	$227,089	$309,994

Operating income:
Energy storage	$13,518	$24,047	$22,807	$47,669
Separations media	9,942	7,567	19,906	14,373
Corporate	(445)	(266)	(753)	(552)
Segment operating income	23,015	31,348	41,960	61,490
Business restructuring	11	—	566	—
Non-recurring costs	1,529	—	2,271	—
Total operating income	21,475	31,348	39,123	61,490
Reconciling items:
Interest expense, net	14,622	16,083	28,769	32,023
Foreign currency and other	1,278	(546)	790	(643)
Income from continuing operations before income taxes	$5,575	$15,811	$9,564	$30,110

Depreciation and amortization:
Energy storage	$8,647	$9,552	$17,577	$18,160
Separations media	3,989	4,759	7,961	9,281
Total depreciation and amortization	$12,636	$14,311	$25,538	$27,441

19.          U.S. Department of Energy Grant

On August 5, 2009, Celgard, LLC, a 100% owned subsidiary of the Company, was selected for a grant award of $49,200,000 from the U.S. Department of Energy (DOE).   The grant, which is contingent upon finalizing the contractual agreement with the DOE, will fund an expansion of the Company’s existing lithium battery separator capacity.

20.          Supply Agreement

A supply agreement with Exide Corporation (“Exide”), a customer of the Company’s energy storage segment, expires on December 15, 2009.  The Company is currently engaged in discussions with Exide but does not have a new agreement at this time.

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

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

22.          Financial Statements of Guarantors

The senior subordinated notes are unconditionally guaranteed, jointly and severally, on a senior basis by certain of the Company’s 100% owned subsidiaries (“Guarantors”).  Management has determined that separate complete financial statements of the Guarantors would not be material to users of the financial statements.

The following sets forth condensed consolidating financial statements of the Guarantors and non-Guarantor subsidiaries.

Condensed Consolidating Balance Sheet
July 4, 2009

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$38,458	$58,247	$—	$96,705
Accounts receivable, net	30,959	57,206	—	—	88,165
Inventories	31,655	51,804	—	—	83,459
Refundable income taxes	659	1,836	(669)	—	1,826
Deferred income taxes	1,229	—	—	—	1,229
Prepaid and other	2,460	12,123	(219)	—	14,364
Total current assets	66,962	161,427	57,359	—	285,748
Due from affiliates	334,278	372,061	299,858	(1,006,197)	—
Investment in subsidiaries	234,756	295,491	315,355	(845,602)	—
Property, plant and equipment, net	151,341	254,363	—	—	405,704
Goodwill	—	—	600,770	—	600,770
Intangibles and loan acquisition costs, net	25	—	175,108	—	175,133
Other	3,073	13,998	—	—	17,071
Total assets	$790,435	$1,097,340	$1,448,450	$(1,851,799)	$1,484,426

Liabilities and equity
Accounts payable and accrued liabilities	$16,664	$46,039	$5,329	$—	$68,032
Current portion of debt	—	489	3,229	—	3,718
Current portion of capital lease obligation	1,527	—	—	—	1,527
Fair value of interest rate swap agreements	—	—	2,944	—	2,944
Total current liabilities	18,191	46,528	11,502	—	76,221
Due to affiliates	380,665	339,706	285,826	(1,006,197)	—
Debt, less current portion	—	47,489	748,027	—	795,516
Capital lease obligation, less current portion	1,053	—	—	—	1,053
Pension and postretirement benefits, less current portion	2,837	65,507	—	—	68,344
Postemployment benefits	—	1,884	—	—	1,884
Environmental reserve, less current portion	2,061	34,920	—	—	36,981
Deferred income taxes and other	67,365	30,471	(650)	—	97,186
Shareholders’ equity	318,263	527,339	403,745	(845,602)	403,745
Noncontrolling interest	—	3,496	—	—	3,496
Total liabilities and equity	$790,435	$1,097,340	$1,448,450	$(1,851,799)	$1,484,426

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Balance Sheet
January 3, 2009

(in thousands)	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$25,657	$57,364	$—	$83,021
Accounts receivable, net	36,383	64,026	—	—	100,409
Inventories	25,444	44,954	—	—	70,398
Refundable income taxes	617	1,197	4,463	—	6,277
Deferred income taxes	1,222	—	—	—	1,222
Prepaid and other	3,831	10,541	(97)	—	14,275
Total current assets	67,497	146,375	61,730	—	275,602
Due from affiliates	314,895	358,691	294,702	(968,288)	—
Investment in subsidiaries	249,190	303,521	285,123	(837,834)	—
Property, plant and equipment, net	155,444	261,352	—	—	416,796
Goodwill	—	—	601,564	—	601,564
Intangibles and loan acquisition costs, net	31	—	184,823	—	184,854
Other	3,260	16,778	—	—	20,038
Total assets	$790,317	$1,086,717	$1,427,942	$(1,806,122)	$1,498,854
Liabilities and equity
Accounts payable and accrued liabilities	$22,954	$53,243	$6,386	$—	$82,583
Current portion of debt	—	550	3,230	—	3,780
Current portion of capital lease obligation	1,495	—	—	—	1,495
Fair value of interest rate swap agreements	—	—	5,477	—	5,477
Total current liabilities	24,449	53,793	15,093	—	93,335
Due to affiliates	368,754	326,642	272,892	(968,288)	—
Debt, less current portion	—	47,520	748,696	—	796,216
Capital lease obligation, less current portion	1,824	—	—	—	1,824
Pension and postretirement benefits, less current portion	2,797	63,469	—	—	66,266
Postemployment benefits	—	2,425	—	—	2,425
Environmental reserve, less current portion	2,061	38,423	—	—	40,484
Deferred income taxes and other	67,749	36,344	(1,602)	—	102,491
Shareholders’ equity	322,683	515,151	392,863	(837,834)	392,863
Noncontrolling interest	—	2,950	—	—	2,950
Total liabilities and equity	$790,317	$1,086,717	$1,427,942	$(1,806,122)	$1,498,854

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statement of Income
For the three months ended July 4, 2009

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated

Net sales	$40,562	$77,617	$—	$—	$118,179
Cost of goods sold	18,505	53,096	—	—	71,601
Gross profit	22,057	24,521	—	—	46,578
Selling, general and administrative expenses	16,546	8,101	445	—	25,092
Business restructuring	—	11	—	—	11
Operating income (loss)	5,511	16,409	(445)	—	21,475
Interest expense and other	(561)	2,498	13,963	—	15,900
Equity in earnings of subsidiaries	—	—	(13,287)	13,287	—
Income (loss) from continuing operations before income taxes	6,072	13,911	(1,121)	(13,287)	5,575
Income taxes	2,246	4,450	(5,331)	—	1,365
Income from continuing operations	$3,826	$9,461	$4,210	$(13,287)	$4,210

Condensed Consolidating Statement of Income
For the three months ended June 28, 2008

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated

Net sales	$61,550	$103,115	$—	$—	$164,665
Cost of goods sold	29,687	75,783	—	—	105,470
Business interruption insurance recovery	(1,900)	—	—	—	(1,900)
Gross profit	33,763	27,332	—	—	61,095
Selling, general and administrative expenses	18,798	10,662	287	—	29,747
Operating income (loss)	14,965	16,670	(287)	—	31,348
Interest expense and other	(2,221)	3,177	14,581	—	15,537
Equity in earnings of subsidiaries	—	—	(20,541)	20,541	—
Income from continuing operations before income taxes	17,186	13,493	5,673	(20,541)	15,811
Income taxes	6,359	3,779	(5,501)	—	4,637
Income from continuing operations	$10,827	$9,714	$11,174	$(20,541)	$11,174

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statement of Income
For the six months ended July 4, 2009

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated

Net sales	$77,672	$149,417	$—	$—	$227,089
Cost of goods sold	35,492	101,616	—	—	137,108
Gross Profit	42,180	47,801	—	—	89,981
Selling, general and administrative expenses	32,892	16,647	753	—	50,292
Business restructuring	—	566	—	—	566
Operating income (loss)	9,288	30,588	(753)	—	39,123
Interest expense and other	(1,070)	3,597	27,032	—	29,559
Equity in earnings of subsidiaries	—	—	(24,676)	24,676	—
Income (loss) from continuing operations before income taxes	10,358	26,991	(3,109)	(24,676)	9,564
Income taxes	3,832	8,841	(10,280)	—	2,393
Income from continuing operations	$6,526	$18,150	$7,171	$(24,676)	$7,171

Condensed Consolidating Statement of Income
For the six months ended June 28, 2008

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated

Net sales	$115,434	$194,560	$—	$—	$309,994
Cost of goods sold	54,140	141,699	—	—	195,839
Business interruption insurance recovery	(2,400)	—	—	—	(2,400)
Gross profit	63,694	52,861	—	—	116,555
Selling, general and administrative expenses	34,515	19,997	553	—	55,065
Operating income (loss)	29,179	32,864	(553)	—	61,490
Interest expense and other	(2,796)	5,175	29,001	—	31,380
Equity in earnings of subsidiaries	—	—	(40,345)	40,345	—
Income (loss) from continuing operations before income taxes	31,975	27,689	10,791	(40,345)	30,110
Income taxes	11,831	7,488	(10,935)	—	8,384
Income from continuing operations	$20,144	$20,201	$21,726	$(40,345)	$21,726

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statement of Cash Flows
For the six months ended July 4, 2009

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net cash provided by operating activities	$12,315	$20,712	$(5,935)	$(10,001)	$17,091
Investing activities:
Purchases of property, plant and equipment	(2,182)	(2,584)	—	—	(4,766)
Net cash used in investing activities	(2,182)	(2,584)	—	—	(4,766)
Financing activities:
Principal payments on debt	(740)	(240)	(1,614)	—	(2,594)
Proceeds from stock option exercises			55		55
Intercompany transactions, net	(9,507)	(8,871)	8,377	10,001	—
Net cash used in financing activities	(10,247)	(9,111)	6,818	10,001	(2,539)
Effect of exchange rate changes on cash and cash equivalents	114	3,784	—	—	3,898
Net increase (decrease) in cash and cash equivalents	—	12,801	883	—	13,684
Cash and cash equivalents at beginning of period	—	25,657	57,364	—	83,021
Cash and cash equivalents at end of period	$—	$38,458	$58,247	$—	$96,705

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2008

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net cash provided by operating activities	$28,727	$32,581	$(28,450)	$9,937	$42,795
Investing activities:
Purchases of property, plant and equipment	(15,790)	(12,519)	—	—	(28,309)
Acquisitions, net of cash acquired	—	—	(86,783)	—	(86,783)
Proceeds from sale of synthetic paper business	4,000	—	—	—	4,000
Net cash used in investing activities	(11,790)	(12,519)	(86,783)	—	(111,092)
Financing activities:
Principal payments on debt	(5,510)	(10,080)	(1,614)	—	(17,204)
Proceeds from stock option exercises	—	—	1,200	—	1,200
Proceeds from issuance of common stock, net of underwriting fees and other offering related costs	—	—	84,949	—	84,949
Intercompany transactions, net	(11,902)	(34,200)	56,039	(9,937)	—
Net cash provided by (used in) financing activities	(17,412)	(44,280)	140,574	(9,937)	68,945
Effect of exchange rate changes on cash and cash equivalents	475	19	—	—	494
Net increase (decrease) in cash and cash equivalents	—	(24,199)	25,341	—	1,142
Cash and cash equivalents at beginning of period	—	40,055	14,879	—	54,934
Cash and cash equivalents at end of period	$—	$15,856	$40,220	$—	$56,076

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

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

Energy Storage Segment

In the energy storage segment, our membrane separators are a critical performance component in lithium batteries, which are primarily used in consumer electronic applications, and lead-acid batteries, which are used globally in transportation and industrial applications. We believe the global economic recession adversely impacted sales in the first half of 2009 and may continue to have an adverse impact in the second half of 2009.  Although the short-term economic outlook is uncertain, we believe that the energy storage segment will continue to benefit from continued growth in demand by consumers for mobile power.

Lithium batteries are the power source in a wide variety of electronics applications ranging from notebook computers and mobile phones to cordless power tools. In addition, many new and developing applications such as electric and hybrid electric vehicles incorporate large-format batteries that will require much greater membrane separator volume per battery. As a result, we believe that in the long term, membrane separator growth will exceed battery unit sales growth. We completed a lithium battery separator capacity expansion at our Charlotte, North Carolina facility in the third quarter of 2008.

In May 2008, we acquired Yurie-Wide Corporation, a South Korean company, which we subsequently renamed Celgard Korea, Inc. (“Celgard Korea”). The acquisition broadens our participation in the lithium battery separator market, adds to our membrane technology portfolio and product breadth and adds cost-effective production capacity. After the acquisition, we discontinued Celgard Korea sales and made significant operational changes to align Celgard Korea’s operations with our global standards. In the second quarter of 2009, Celgard Korea made its first post-acquisition sales.

On August 5, 2009, Celgard, LLC, our 100% owned subsidiary, was selected for a grant award of $49.2 million from the U.S. Department of Energy (DOE).   The grant, which is contingent upon finalizing the contractual agreement with the DOE, will fund an expansion of our existing lithium battery separator capacity.

In the motor vehicle battery market, the high proportion of aftermarket sales and the steady growth of the worldwide fleet of motor vehicles provide us with a growing, recurring revenue base in lead-acid battery membrane separators. We believe we will also benefit from the worldwide conversion of alternative separator materials to the higher-performance polyethylene-based membrane separators such as those we produce. Growth is strongest in the Asia-Pacific region as a result of increasing per capita penetration of automobiles, growth in the industrial and manufacturing sectors, and a high rate of conversion to polyethylene-based membrane separators. We have positioned ourselves to benefit from this growth by expanding capacity at our Prachinburi, Thailand facility, acquiring a production facility in Tianjin, China and establishing an Asian Technical Center in Thailand. In addition, on April 1, 2008, we acquired the battery separator manufacturing assets of Super-Tech Battery Components Pvt. Ltd., located in Bangalore, India.

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

A supply contract between our lead-acid battery separator business and Johnson Controls, Inc. (“JCI”) expired on December 31, 2008 and was not renewed. In response, we implemented a restructuring plan in our energy storage segment to align lead-acid battery separator production capacity with demand, reduce costs and position ourselves to meet future growth opportunities. The initial plan included closing our facility in Potenza, Italy, streamlining production at our facility in Owensboro, Kentucky and reducing selling, general and administrative resources associated with the lead-acid battery separator business. The total estimated cost of the plan is expected to be approximately $61.5 million, including cash charges of $32.6 million for severance and environmental, and a $28.9 million non-cash impairment charge. We began implementing the restructuring plan during the fourth quarter and recorded restructuring charges of $59.9 million.

A supply agreement with Exide Corporation (“Exide”), a customer of our energy storage segment, expires on December 15, 2009.  We are currently engaged in discussions with Exide but do not have a new agreement at this time.

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

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates, strategic plans and future market conditions, among others. Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions made for purposes of our goodwill impairment testing will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or margin growth rates are not achieved, or changes in discount rates, strategy or market conditions occur, we may be required to record goodwill impairment charges in future periods. It is not possible at this time to determine if a future impairment charge will occur and if it does, whether such charge will be material. At April 4, 2009, the date of our last interim step one impairment analysis, a 5% decrease in the estimated free cash flow assumptions would have resulted in a reduction in fair values of approximately $47.9 million for our energy storage segment and $19.0 million for our separations media segment. For the energy storage segment, the 5% decrease would have resulted in the carrying value of the lead-acid battery separator reporting unit exceeding its fair value by $12.7 million and would have required a step two analysis to determine the amount of goodwill impairment, if any.

At April 4, 2009, a .5% increase in the discount rate would have resulted in a reduction in fair values of $42.2 million for our energy storage segment and $17.3 million for our separations media segment. For the energy storage segment, the .5% increase in the discount rate would have resulted in the carrying value of the lead-acid battery separator reporting unit exceeding its fair value by $9.1 million and would have required a step two analysis to determine the amount of goodwill impairment, if any.

Goodwill is tested annually for impairment as of the first day of the fourth quarter and at interim dates upon the occurrence of certain events or substantive changes in circumstances.  Because of fluctuations in our stock price, we tested goodwill for impairment at January 3, 2009 and April 4, 2009 and concluded that the fair value of our reporting units exceeded the carrying amount and there was no impairment of goodwill.  No events or substantive changes in circumstances have occurred since the last interim test that would indicate an interim goodwill impairment test should be performed as of July 4, 2009.

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

Results of Operations

The following table sets forth, for the periods indicated, certain operating data in amount and as a percentage of net sales:

			Percentage of Net Sales
	Three Months Ended		Three Months Ended
($’s in millions)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Net sales	$118.2	$164.7	100.0%	100.0%

Gross profit	46.6	61.1	39.4	37.1
Selling, general and administrative expenses	25.1	29.7	21.2	18.1
Business restructuring	—	—	—	—
Operating income	21.5	31.4	18.2	19.0
Interest expense, net	14.6	16.1	12.4	9.8
Foreign currency and other	1.3	(0.5)	1.1	(0.3)
Income from continuing operations before income taxes	5.6	15.8	4.7	9.6
Income taxes	1.4	4.6	1.2	2.8
Income from continuing operations=	$4.2	$11.2	3.5%	6.8%

			Percentage of Net Sales
	Six Months Ended		Six Months Ended
($’s in millions)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Net sales	$227.1	$310.0	100.0%	100.0%

Gross profit	90.0	116.6	39.6	37.6
Selling, general and administrative expenses	50.3	55.1	22.1	17.8
Business restructuring	0.6	—	0.3	—
Operating income	39.1	61.5	17.2	19.8
Interest expense, net	28.8	32.0	12.7	10.3
Foreign currency and other	0.7	(0.6)	0.3	(0.2)
Income from continuing operations before income taxes	9.6	30.1	4.2	9.7
Income taxes	2.4	8.4	1.0	2.7
Income from continuing operations	$7.2	$21.7	3.2%	7.0%

Comparison of the three months ended July 4, 2009 with the three months ended June 28, 2008

Net sales.  Net sales for the three months ended July 4, 2009 were $118.2 million, a decrease of $46.5 million, or 28.2%, from the same period in the prior year.  Energy storage sales for the three months ended July 4, 2009 were $82.3 million, a decrease of $39.7 million, or 32.5%.  Energy storage sales of lead-acid and lithium battery separators decreased by 36.6% and 16.8%, respectively, due to current macro-economic conditions and the negative impact of dollar/euro exchange rate fluctuations of $4.0 million.  Lead-acid battery separator sales were also impacted by the loss of a customer at the end of fiscal 2008.  Sales to this customer in the three months ended June 28, 2008 were $15.3 million.

Separations media sales for the three months ended July 4, 2009 were $35.9 million, a decrease of $6.8 million, or 15.9% from the same period in the prior year, including the negative impact of dollar/euro exchange rate fluctuations of $4.3 million.  Healthcare sales decreased 9.5% as the impact of higher sales volumes of synthetic hemodialysis membranes was more than offset by the negative impact of dollar/euro exchange rate fluctuations.  Filtration and specialty product sales decreased by 27.8% due to current macro-economic conditions and the negative impact of dollar/euro exchange rate fluctuations.

Gross Profit.  Gross profit as a percent of net sales was 39.4% for the three months ended July 4, 2009, as compared to 37.1% in the same period of the prior year.  Energy storage gross profit as a percent of net sales was 36.2% for the three months ended July 4, 2009, which is consistent with the prior year percentage.  Separations media gross profit as a percent of net sales increased to 46.8% for the three months ended July 4, 2009, as compared to 36.8% in the same period of the prior year.  The increase was due primarily to production efficiencies and decreased energy costs.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased by $4.6 million for the three months ended July 4, 2009.  Excluding the impact of dollar/euro exchange rate fluctuations, the decrease was $3.3 million, consisting of $4.1 million of reduced discretionary spending and cost savings from the 2008 restructuring plan, partially offset by $1.0 million of increased operating costs in 2009 due to the acquisition of Yurie-Wide Corporation in May 2008.

Interest expense.  Interest expense for the three months ended July 4, 2009 decreased by $1.5 million from the same period in the prior year.  The decrease in interest expense was primarily driven by the positive impact of dollar/euro exchange rate fluctuations on our euro-denominated debt and lower interest rates under our senior credit facilities.

Income taxes.  The income tax provision for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis.  The effective tax rate on continuing operations was 24.5% for the three months ended July 4, 2009, as compared to 29.3% for the same period in the prior year.  Our effective tax rate fluctuates due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, various changes in estimates of permanent differences and valuation allowances and the relative size of our consolidated income (loss) before income taxes.

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

Comparison of the six months ended July 4, 2009 with the six months ended June 28, 2008

Net sales.  Net sales for the six months ended July 4, 2009 were $227.1 million, a decrease of $82.9 million, or 26.7%, from the same period in the prior year.  Energy storage sales for the six months ended July 4, 2009 were $156.0 million, a decrease of $69.9 million, or 30.9%.  Energy storage sales of lead-acid and lithium battery separators decreased by 33.6% and 21.2%, respectively, due to current macro-economic conditions and the negative impact of dollar/euro exchange rate fluctuations of $8.5 million.  Lead-acid battery separator sales were also impacted by the loss of a customer at the end of fiscal 2008.  Sales to this customer in the six months ended June 28, 2008 were $28.1 million.

Separations media sales for the six months ended July 4, 2009 were $71.1 million, a decrease of $13.0 million, or 15.5% from the same period in the prior year, including the negative impact of dollar/euro exchange rate fluctuations of $8.6 million.   Healthcare sales decreased 9.0% as the impact of higher sales volumes of synthetic hemodialysis membranes was more than offset by the negative impact of dollar/euro exchange rate fluctuations.  Filtration and specialty product sales decreased by 27.6% due to current macro-economic conditions and the negative impact of dollar/euro exchange rate fluctuations.

Gross Profit.  Gross profit as a percent of net sales was 39.6% for the six months ended July 4, 2009, as compared to 37.6% in the same period of the prior year.  Energy storage gross profit as a percent of net sales was 35.8% for the six months ended July 4, 2009, which is consistent with the prior year percentage.  Separations media gross profit as a percent of net sales increased to 48.1% for the six months ended July 4, 2009, as compared to 36.1% in the same period of the prior year.  The increase was due primarily to production efficiencies and decreased energy costs.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased by $4.8 million for the six months ended July 4, 2009.  Excluding the impact of dollar/euro exchange rate fluctuations, the decrease was $2.7 million, consisting of $6.2 million of reduced discretionary spending and cost savings from the 2008 restructuring plan, partially offset by $2.5 million of increased operating costs in 2009 for the acquisition of Yurie-Wide Corporation in May 2008.

Interest expense.  Interest expense for the six months ended July 4, 2009 decreased by $3.2 million from the same period in the prior year.  The decrease in interest expense was primarily driven by the positive impact of dollar/euro exchange rate fluctuations on our euro-denominated debt and lower interest rates under our senior credit facilities.

Income taxes.  The income tax provision for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis.  The effective tax rate on continuing operations was 25.0% for the six months ended July 4, 2009, as compared to 27.8% for the same period in the prior year.  Our effective tax rate fluctuates due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, various changes in estimates of permanent differences and valuation allowances, and the relative size of our consolidated income (loss) before income taxes.

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

Business Restructuring

The pre-tax components of restructuring activity in the six months ended July 4, 2009 were as follows:

(in millions)	Balance at January 3, 2009	Restructuring Charges	Cash Payments	Foreign Currency Translation	Balance at July 4, 2009
2008 Restructuring Plan:
Severance and benefit costs	$9.9	$(0.6)	$(1.1)	$(0.1)	$8.1
Other	0.8	1.2	(1.2)	—	0.8
	10.7	0.6	(2.3)	(0.1)	8.9

2006 Restructuring Plan:
Severance and benefit costs	2.9	—	(0.2)	—	2.7
Other	0.5	—	(0.4)	—	0.1
	3.4	—	(0.6)	—	2.8

Total	$14.1	$0.6	$(2.9)	$(0.1)	$11.7

We expect to make payments against the restructuring reserve of approximately $2.5 million over the next twelve months.

2008 restructuring plan.  A supply contract between our lead-acid battery separator business and a large customer expired on December 31, 2008 and was not renewed. In response, we implemented a restructuring plan in our energy storage segment to align lead-acid battery separator production capacity with demand, reduce costs and position ourselves to meet future growth opportunities.

The plan included closing our facility in Potenza, Italy, streamlining production at our facility in Owensboro, Kentucky and reducing selling, general and administrative resources associated with the lead-acid battery separator business.  The total cost of the restructuring plan, including environmental costs recorded in the environmental reserve of $18.6 million, is expected to be approximately $61.5 million.  The plan was implemented and a restructuring charge of $59.9 million was recorded in the fourth quarter of 2008.  The restructuring plan included the termination of approximately 175 employees, consisting of production employees at Potenza, Italy and Owensboro, Kentucky and certain selling, general and administrative employees.  During the three months ended July 4, 2009, we reduced the estimated cost of severance and benefits and related accrual by $0.6 million to reflect actual costs expected to be incurred.  After this adjustment, the total cost of severance and benefits is expected to be approximately $9.8 million. The Company estimates that other costs, consisting primarily of costs associated with closing the Potenza, Italy facility, are expected to be approximately $4.2 million, of which $3.2 million has been recognized through July 4, 2009 and the remainder will be recognized over the next three years. The restructuring charge recorded in the fourth quarter of 2008 also included a non-cash impairment charge of $28.9 million for buildings and machinery and equipment that will no longer be used in Potenza, Italy.  Cash payments for severance and other exit costs are expected to be paid over the next three years.  The timing, scope and costs of these restructuring measures are subject to change as we implement the plan and continue to evaluate our business needs and costs.

2006 restructuring plan.  In December 2006, our separations media segment exited the production of cellulosic membranes and we realigned the cost structure at our Wuppertal, Germany facility. The total cost of the plan, all of which has been incurred, was approximately $33.8 million, consisting of a $17.5 million non-cash impairment charge for buildings and equipment, $10.5 million for employee layoffs and $5.8 million for other costs related to the shutdown of portions of the Wuppertal facility. The other costs included in the restructuring plan are related to local regulations surrounding complete or partial shutdowns of a facility.

Liquidity and Capital Resources

Cash and cash equivalents increased to $96.7 million at July 4, 2009 from $83.0 million at January 3, 2009, due primarily to cash flow generated from operations.

Operating activities.  Net cash provided by operating activities was $17.1 million in the six months ended July 4, 2009, as compared to $42.8 million in the six months ended June 28, 2008. Cash provided by operating activities in the six months ended July 4, 2009 consisted of cash flows from operations of $32.4 million offset by an increase in working capital of $15.3 million.  Accounts receivable decreased due to lower sales while days sales outstanding was comparable to 2008 year-end.  We have not experienced significant changes in accounts receivable aging or customer payment terms and believe that we have adequately provided for potential bad debts.  Inventory increased based on production and capacity planning for expected customer orders, including the build-up of inventory in anticipation of our seasonal European shutdowns.  We believe that inventory levels are consistent with expected future demand.  Our inventory is generally not subject to obsolescence and does not have a shelf life and we do not believe there is a significant risk of inventory impairment.  Accounts payable decreased primarily due to the timing of purchases and accrued liabilities decreased primarily due to the payment of 2008 employee incentive bonuses in 2009.

Net cash provided by operations was $42.8 million in the six months ended June 28, 2008 and consisted of net income before non-cash expenses of $49.8 million, partially offset by an increase in working capital of $7.0 million, excluding the impact of the acquisitions and foreign exchange rate fluctuations.  Accounts receivable and days sales outstanding at June 28, 2008 were relatively unchanged from 2007 year-end.  Inventories increased in anticipation of our seasonal European shutdowns.

Investing activities.  Capital expenditures were $4.8 million in the six months ended July 4, 2009. For fiscal 2009, we expect to spend approximately $15 million to $20 million to maintain our existing facilities. Because of current economic conditions, the timing and amounts of capital expenditures in excess of normal maintenance requirements will be intensely scrutinized and approved on a case-by-case basis.

Financing activities.  Payments on debt were $2.6 million in the six months ended July 4, 2009.

We intend to fund our ongoing operations with cash on hand, cash generated by operations and availability under the senior secured credit facility.

Our senior secured credit facility provides for a $322.9 million term loan facility ($316.4 million outstanding at July 4, 2009), a €35.0 million term loan facility ($48.0 million outstanding at July 4, 2009) and a $90.0 million revolving credit facility. At July 4, 2009, we had $87.3 million of borrowings available under the revolving credit facility ($90.0 million revolving credit facility less $2.7 million of undrawn standby letters of credit). The term loans mature in July 2014 and the revolving credit facility matures in July 2013. Interest rates under the senior secured credit facility are, at our option, equal to either an alternate base rate plus a 1.25% margin or the Eurocurrency base rate plus a 2.25% margin. At July 4, 2009, interest rates on the U.S. dollar term loan and Eurodollar term loan were 2.57% and 3.01%, respectively.

When loans are outstanding under the revolving credit facility, we are required to maintain a senior leverage ratio of indebtedness to Adjusted EBITDA of less than 3.00 to 1.00. At July 4, 2009, our senior leverage ratio was 2.08 to 1.00 and the entire amount of the revolving credit facility was available for borrowing.

Adjusted EBITDA, as defined under the senior secured credit facility, was as follows:

(in millions)	Last Twelve Months Ended July 4, 2009
Net loss	$(31.7)
Add/Subtract:
Depreciation and amortization	53.2
Interest expense, net	57.5
Income taxes	0.4
Stock-based compensation expense	1.5
Foreign currency gain	(1.1)
Loss on disposal of property, plant, and equipment	1.5
Business restructuring	60.5
Costs related to the strike at our Owensboro, Kentucky facility	6.7
Costs related to the FTC complaint	3.4
Other non-cash or non-recurring charges	0.2
Adjusted EBITDA	$152.1

The calculation of the senior leverage ratio as defined under the senior credit facility as of July 4, 2009 is as follows:

(in millions)
Indebtedness (1)	$317.0
Adjusted EBITDA	152.1
Actual leverage ratio	2.08	x

(1)	Calculated as the sum of outstanding borrowings under the senior secured credit facility and the capital lease obligation, less the amount of cash on hand (not to exceed $50.0 million).

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

To reduce the interest rate risk inherent in the Company’s variable rate debt, the Company may utilize interest rate swap agreements to convert all or a portion of the variable rate debt to a fixed rate obligation.  At July 4, 2009 the Company has an interest rate swap agreement with a notional principal amount of $200.0 million that effectively fixes the interest rate on that amount of term debt at 5.54% and expires on December 31, 2009.

Future principal debt payments are expected to be paid out of cash flows from operations, borrowings on our revolving credit facility and future refinancing of our debt. Our cash interest requirements for the next twelve months are estimated to be $51.2 million.

The 8.75% senior subordinated notes ($434.8 million outstanding at July 4, 2009) will mature in 2012 and are guaranteed by most of our existing and future domestic restricted subsidiaries, subject to certain exceptions. Except under certain circumstances, the 8.75% senior subordinated notes do not require principal payments prior to their maturity in 2012. Interest on the 8.75% senior subordinated notes is payable semi-annually in cash. The 8.75% senior subordinated notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments.

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

Foreign Operations

We manufacture our products at 14 strategically located facilities in North America, Europe and Asia.  Net sales from the foreign locations were approximately $151.7 million and $200.0 million for the six months ended July 4, 2009 and June 28, 2008, respectively.  Typically, we sell our products in the currency of the country where the manufacturing facility that produces the product is located.  Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices.  There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on our business or market opportunities within such governments’ countries.  Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.

Environmental matters

We account for environmental liabilities in accordance with AICPA Statement of Position 96-1, “Environmental Remediation Liabilities.” Environmental obligations are accrued when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value. We do not currently anticipate any material loss in excess of the amounts accrued. However, our future remediation expenses may be affected by a number of uncertainties including, but not limited to, the difficulty in estimating the extent and method of remediation, the evolving nature of environmental regulations, and the availability and application of technology. We do not expect the resolution of such uncertainties to have a material adverse effect on the financial condition of the Company. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. Environmental reserves, which are predominately euro-denominated, were $47.9 million and $49.2 million as of July 4, 2009 and January 3, 2009, respectively.

In connection with the acquisition of Membrana in 2002, we recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for us to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. The environmental reserve for the Membrana facility was $21.6 million and $22.6 million at July 4, 2009 and January 3, 2009, respectively. We anticipate that expenditures will be made over the next seven to ten years.

We have indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel N.V. (“Akzo”), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. The Akzo agreement provides indemnification of claims through December 2007, with the indemnification percentage decreasing each year during the coverage period. Through December 2003, Akzo pays 75% of any approved claim. After that, Akzo pays 65% of claims reported through December 2006 and 50% of claims reported through December 2007. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. We will receive indemnification payments under the indemnification agreements as expenditures are made against approved claims. At July 4, 2009 and January 3, 2009, amounts receivable under the indemnification agreements were $17.2 million and $17.9 million, respectively.

In 2004, we identified potential environmental contamination at our manufacturing facility in Potenza, Italy. Based on environmental studies and the initial remediation plan presented to local authorities, we recorded a reserve for environmental obligations. In 2006, we further refined the remediation plan after consultations with local authorities. In December 2008, we implemented a restructuring plan which included the closure of this manufacturing facility. Based on discussions with local authorities, environmental consultants and internal personnel, we increased the environmental reserve at Potenza as part of a restructuring charge by $18.6 in the fourth quarter of 2008 for the estimated additional costs of environmental remediation and monitoring activities that will be required after closing the facility. Discussions with the local authorities regarding the required level of remediation are ongoing. The environmental reserve for the Potenza, Italy facility was $23.3 million and $23.5 million at July 4, 2009 and January 3, 2009, respectively. It is reasonably possible that there is exposure to loss in excess of the amount accrued. The Company cannot estimate the amount of possible liability in excess of the amount accrued due to a number of factors, including the lack of local regulations, effectiveness of existing remediation technology and the amount of time local authorities may require monitoring procedures. The Company believes that additional costs related to this matter, if any, will not have a material effect on the financial condition of the Company. We anticipate that expenditures will be made over the next seven to ten years.

In connection with the acquisition of Microporous, we identified potential environmental contamination at the manufacturing site in Piney Flats, Tennessee. As part of the acquisition, the seller purchased an environmental insurance policy on behalf of us and also provided indemnification for a portion of the insurance policy deductible. Subsequent to the acquisition, we performed additional environmental studies and confirmed that environmental contamination was present.  We recorded the estimated cost of remediation and the related receivables from the insurance company and the seller in applying purchase accounting for the acquisition.  We reached an agreement with the seller in July 2009 which, among other things, releases the seller from its obligation to provide indemnification for a portion of the insurance policy deductible. Accordingly, we reduced the receivable related to this environmental matter by $0.2 million at July 4, 2009. The receivable balance at July 4, 2009 and January 3, 2009 was $2.3 million and $2.5 million, respectively.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Standards

In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (“FAS 157”), which clarifies the definition of fair value, establishes a framework for measuring the fair value of assets and liabilities under generally accepted accounting principles and expands disclosure about fair value measurements.  We adopted FAS 157 in the first quarter of 2008.  In February 2008, the FASB issued FSP No. SFAS 157-2, Effective Date of SFAS No. 157 (“FSP 157-2”), which delays the effective date of FAS 157 for nonfinancial assets and liabilities to fiscal years beginning after Nov. 15, 2008.  We adopted FSP 157-2 in the first quarter of 2009.  In October 2008, the FASB issued FSP No. SFAS 157-3, Determining Fair Value of a Financial Asset in a Market That Is Not Active (“FSP 157-3”), which clarifies the application of FAS 157 when the market for a financial asset is not active.  We adopted FSP 157-3 upon issuance.  In April 2009, the FASB issued FSP No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”).  FSP 157-4 provides additional guidance for estimating fair value in accordance with FAS 157.  We adopted FSP 157-4 upon issuance.  The adoption of FAS 157 and subsequent FSPs in each period did not have a material impact on our consolidated financial statements.

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

In April 2009, the FASB issued FSP No. SFAS 107-1 (“FSP 107-1”) and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“APB 28-1”). FSP 107-1 and APB 28-1 amend FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also amend Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. We adopted FSP 107-1 and APB 28-1 upon issuance.  The adoption did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued Statement No. 165, Subsequent Events (“FAS 165”).  FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The new standard is effective for interim or annual periods ending after June 15, 2009.  The adoption of FAS 165 did not have an impact on our consolidated financial statements.

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

Interest rate risk

At July 4, 2009, we had fixed rate debt of $434.8 million and variable rate debt of $364.4 million. To reduce the interest rate risk inherent in the Company’s variable rate debt, the Company may utilize interest rate swap agreements to convert all or a portion of the variable rate debt to a fixed rate obligation.  At July 4, 2009, the Company has an interest rate swap agreement with a notional principal amount of $200.0 million that effectively fixes the interest rate on that amount of term debt at 5.54% and expires on December 31, 2009. The pre-tax earnings and cash flow impact resulting from a 100 basis point increase in interest rates on our variable rate debt, giving effect to the interest rate swap agreement and holding other variables constant, would be $2.6 million over the next 12 months.

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

The dollar/euro exchange rates used in our financial statements for the periods ended as set forth below were as follows:

	July 4, 2009	June 28, 2008
Period end rate	1.3988	1.5751
Period average rate for the three months ended	1.3622	1.5624
Period average rate for the six months ended	1.3341	1.5299

Our strategy for management of currency risk relies primarily on conducting our operations in a country’s respective currency and may, from time to time, involve currency derivatives.  As of July 4, 2009, we did not have any foreign currency derivatives outstanding.

Item 4.  Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) was performed under the supervision, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls are designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 4, 2009 to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended July 4, 2009, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 9, 2008, the FTC issued an administrative complaint against us alleging that our actions and the acquisition of Microporous have substantially lessened competition in North American markets for lead-acid battery separators. We filed an answer to the complaint on October 15, 2008 denying the material allegations of the complaint. The matter was presented before an Administrative Law Judge of the FTC and the hearing concluded on June 12, 2009. The Administrative Law Judge’s decision is expected in September 2009, although the actual timing remains uncertain.  The Administrative Law Judge’s decision is appealable by us and by the FTC.

We believe that the complaint is unfounded and that the Microporous acquisition is and will continue to be beneficial to our customers and the industry. Therefore, we intend to continue to vigorously defend this action by the FTC. It is not possible, however, to predict with certainty whether we will be successful in the litigation or through a judicial appellate process. If the FTC and the courts were to reach a conclusion adverse to us, the FTC could seek remedies including divestiture of some or all of the assets acquired in the Microporous acquisition as well as prospective restrictions on our future conduct. We believe that a final judicial resolution to the challenge by the FTC to the Microporous acquisition could take several years.

On March 9, 2009, we filed a complaint against Trojan Battery Company (“Trojan”) in the United States District Court for the Western District of North Carolina alleging that Trojan had breached its contract with the Company.  On or about March 19, 2009, Trojan filed a complaint against us in the United States District Court for the Central District of California alleging that we had breached our contract with Trojan and challenging our acquisition of Microporous under California antitrust law. In July 2009, we reached a settlement of the dispute with Trojan and both complaints have been dismissed with prejudice.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 14, 2009. Stockholders elected the director nominees and ratified the selection of Ernst & Young LLP as our independent registered public accounting firm for 2009.

The director nominees were elected based upon the following votes:

Nominees	Votes For	Votes Withheld
Kevin Kruse	37,793,304	3,749,620
Frederick C. Flynn, Jr.	41,388,087	154,837
William Dries	40,892,792	650,132

The ratification of the section of Ernst & Young LLP as our independent registered public accounting firm for 2009 received the following votes:

Number of Shares
For	40,920,395
Against	622,284
Abstain	245

Item 6.  Exhibits

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2009		POLYPORE INTERNATIONAL, INC.
(Registrant)

	By:	/s/ Robert B. Toth
Robert B. Toth
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Lynn Amos
Lynn Amos
Chief Financial Officer
(principal financial officer and principal accounting officer)