Form 10-Q
period 2009-10-03
Polypore International, Inc.
filed 2009-11-09
CIK 1292556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 3, 2009

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

There were 44,391,326 shares of the registrant’s common stock outstanding as of November 3, 2009.

Polypore International, Inc.

Index to Quarterly Report on Form 10-Q

For the Three Months Ended October 3, 2009

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Polypore International, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)	October 3, 2009	January 3, 2009*
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$120,191	$83,021
Accounts receivable, net	101,867	100,409
Inventories	77,315	70,398
Refundable income taxes	944	6,277
Deferred income taxes	1,108	1,222
Prepaid and other	12,142	14,275
Total current assets	313,567	275,602
Property, plant and equipment, net	411,872	416,796
Goodwill	600,768	601,564
Intangibles and loan acquisition costs, net	171,078	184,854
Environmental indemnification receivable	16,517	17,389
Other	2,669	2,649
Total assets	$1,516,471	$1,498,854

Liabilities and equity
Current liabilities:
Accounts payable	$23,007	$23,806
Accrued liabilities	61,985	58,777
Current portion of debt	3,738	3,780
Current portion of capital lease obligation	—	1,495
Fair value of interest rate swap agreements	1,550	5,477
Total current liabilities	90,280	93,335
Debt, less current portion	805,048	796,216
Capital lease obligation, less current portion	—	1,824
Pension and postretirement benefits, less current portion	72,189	66,266
Postemployment benefits	1,539	2,425
Environmental reserve, less current portion	35,220	40,484
Deferred income taxes	78,186	78,815
Other	21,263	23,676
Commitments and contingencies

Equity:
Shareholders’ equity:
Preferred stock – 15,000,000 shares authorized, no shares issued and Outstanding	—	—
Common stock, $.01 par value – 200,000,000 shares authorized, 44,391,326 and 44,377,560 issued and outstanding at October 3, 2009 and January 3, 2009	444	444
Paid-in capital	481,056	479,442
Retained deficit	(53,039)	(66,671)
Accumulated other comprehensive loss	(19,763)	(20,352)
Total shareholders’ equity	408,698	392,863
Noncontrolling interest	4,048	2,950
Total equity	412,746	395,813
Total liabilities and equity	$1,516,471	$1,498,854

* Derived from audited consolidated financial statements

See notes to condensed consolidated financial statements

Polypore International, Inc.

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Net sales	$137,737	$154,923	$364,826	$464,917
Cost of goods sold	89,777	108,055	226,885	303,894
Business interruption insurance recovery	—	—	—	(2,400)
Gross profit	47,960	46,868	137,941	163,423
Selling, general and administrative expenses	24,140	26,233	74,432	81,298
Business restructuring	190	—	756	—
Operating income	23,630	20,635	62,753	82,125
Other (income) expense:
Interest expense, net	14,214	14,600	42,983	46,623
Foreign currency and other	688	(574)	1,478	(1,217)
	14,902	14,026	44,461	45,406
Income from continuing operations before income taxes	8,728	6,609	18,292	36,719
Income taxes	2,267	1,521	4,660	9,905
Income from continuing operations	6,461	5,088	13,632	26,814
Income from discontinued operations, net of income taxes	—	—	—	2,360
Net income	$6,461	$5,088	$13,632	$29,174

Net income per share — basic:
Continuing operations	$0.15	$0.11	$0.31	$0.63
Discontinued operations	—	—	—	0.06
Net income per share	$0.15	$0.11	$0.31	$0.69

Net income per share —diluted:
Continuing operations	$0.14	$0.11	$0.31	$0.63
Discontinued operations	—	—	—	0.06
Net income per share	$0.14	$0.11	$0.31	$0.69

Weighted average shares outstanding - basic	44,385,858	44,342,597	44,380,047	42,204,732
Effect of dilutive stock options	352,829	259,349	253,451	250,363
Weighted average shares outstanding - diluted	44,738,687	44,601,946	44,633,498	42,455,095

See notes to condensed consolidated financial statements

Polypore International, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
(in thousands)	October 3, 2009	September 27, 2008
Operating activities:
Net income	$13,632	$29,174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	26,011	27,714
Amortization expense	12,604	13,980
Amortization of loan acquisition costs	1,941	1,941
Stock compensation	1,559	808
Loss on disposal of property, plant and equipment	186	946
Foreign currency (gain) loss	223	(1,878)
Deferred income taxes	(3,650)	(133)
Business restructuring	756	—
Gain on sale of synthetic paper business	—	(3,774)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(262)	5,810
Inventories	(5,561)	2,732
Prepaid and other current assets	2,310	(3,172)
Accounts payable and accrued liabilities	(6,678)	3,426
Refundable income taxes	5,154	—
Other, net	(70)	2,526
Net cash provided by operating activities	48,155	80,100
Investing activities:
Purchases of property, plant and equipment	(10,715)	(40,038)
Acquisitions, net of cash acquired	—	(86,050)
Proceeds from sale of synthetic paper business	—	4,000
Net cash used in investing activities	(10,715)	(122,088)
Financing activities:
Principal payments on debt and capital lease	(6,108)	(18,569)
Proceeds from revolving credit facility	—	46,000
Payments on revolving credit facility	—	(46,000)
Proceeds from stock option exercises	55	1,522
Proceeds from issuance of common stock, net of underwriting fees and other offering related costs	—	84,949
Net cash provided by (used in) financing activities	(6,053)	67,902
Effect of exchange rate changes on cash and cash equivalents	5,783	(794)
Net increase in cash and cash equivalents	37,170	25,120
Cash and cash equivalents at beginning of period	83,021	54,934
Cash and cash equivalents at end of the period	$120,191	$80,054

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles for interim financial information.  Accordingly, the unaudited condensed consolidated financial statements and notes do not contain certain information included in the Company’s annual financial statements. In the opinion of management, all normal and recurring adjustments that are necessary for a fair presentation have been made.  Operating results for the three and nine months ended October 3, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2010.  The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

The Company has evaluated subsequent events through the date of the filing of this Form 10-Q with the Securities and Exchange Commission.

2.             Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued fair value measurement guidance, which clarifies the definition of fair value, establishes a framework for measuring the fair value of assets and liabilities under generally accepted accounting principles and expands disclosure about fair value measurements.  The adoption of this guidance in the first quarter of 2008 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued business combinations guidance, which provides revised standards requiring the acquirer to recognize and measure, at fair value on the acquisition date, identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree.  Transaction and restructuring costs generally will be expensed as incurred. This guidance also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The adoption of this guidance on January 4, 2009, the first day of the Company’s 2009 fiscal year, did not impact the Company’s financial statements.

In December 2007, the FASB issued guidance on noncontrolling interests in consolidated financial statements.  This guidance establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  The adoption of this guidance on January 4, 2009 did not have a material impact on the Company’s consolidated financial statements.   Noncontrolling interests of $2,950,000 at January 3, 2009 were reclassified from “Other” non-current liabilities to equity.

In March 2008, the FASB issued guidance on disclosures about derivative instruments and hedging activities, which requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows.  The adoption of this guidance in the first quarter of 2009 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance on interim disclosures about the fair value of financial instruments, which requires disclosures about fair value of financial instruments for interim and annual reporting periods.  The adoption of this guidance in the first quarter of 2009 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued guidance on subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The adoption did not have an impact on the Company’s consolidated financial statements.

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On July 1, 2009, the FASB Accounting Standards Codification (ASC) was implemented as the sole source of authoritative GAAP. Pursuant to these provisions, the Company modified its consolidated financial statements by replacing references to former authoritative pronouncements with references to the topics outlined in the ASC. The adoption of this referencing standard did not have an affect on the Company’s consolidated financial statements.

3.             Issuance of Common Stock

In May 2008, the Company completed a follow-on public offering of 8,031,000 shares of common stock at $24.00 per share, pursuant to which 3,750,000 shares were sold by the Company and 4,281,000 shares were sold by certain selling shareholders, including certain of the Company’s executive officers.  The Company received net proceeds from the offering of $84,949,000, net of underwriting fees of $4,275,000 and other offering related costs through September 27, 2008.  The Company paid additional expenses subsequent to September 27, 2008, with final net offering proceeds totaling $84,847,000.  The net proceeds were used to repay outstanding borrowings under the Company’s revolving credit facility and for general corporate purposes.

4.             Inventories

Inventories are carried at the lower of cost or market using the first-in, first-out (“FIFO”) method of accounting and consist of:

(in thousands)	October 3, 2009	January 3, 2009
Raw materials	$31,292	$29,266
Work-in-process	18,083	12,100
Finished goods	27,940	29,032
Total	$77,315	$70,398

5.             Debt

Debt, in order of priority, consists of:

(in thousands)	October 3, 2009	January 3, 2009
Senior credit facilities:
Revolving credit facility	$—	$—
Term loan facilities	365,431	366,057
8.75% senior subordinated notes	443,355	433,875
Other	—	64
	808,786	799,996
Less current maturities	3,738	3,780
Long-term debt	$805,048	$796,216

6.             Derivatives and Hedging Transactions

To reduce the interest rate risk inherent in the Company’s variable rate debt, the Company may utilize interest rate swap agreements to convert all or a portion of the variable rate debt to a fixed rate obligation.  At October 3, 2009, the Company has an interest rate swap agreement with a notional principal amount of $200,000,000 that effectively fixes the interest rate on that amount of term debt at 5.54% and expires on December 31, 2009. The Company had an interest rate swap agreement which expired on June 30, 2009 with a notional amount of $50,000,000. The Company designated these swap agreements as cash flow hedges with changes in fair value, net of income taxes, recorded to “Accumulated other comprehensive loss” in the accompanying balance sheet.

The Company has euro-denominated senior subordinated notes (€150,000,000, or $218,355,000, at October 3, 2009) held in the U.S. that effectively hedge a portion of the Company’s net investment in its foreign subsidiaries. The translation of the euro-denominated notes held in the U.S. results in foreign currency gains or losses that are included in “Accumulated other comprehensive loss” in the accompanying balance sheet.

The impact of changes in the fair value of the interest rate swap agreements and the translation of euro-denominated senior subordinated notes on other comprehensive income is as follows:

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Gain (Loss) Recognized in Other Comprehensive Income
	Three Months Ended		Nine Months Ended
(in thousands)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Interest rate swap agreements	$876	$138	$2,468	$(391)
Euro-denominated senior subordinated notes	(8,535)	17,025	(9,480)	585

For the interest rate swap agreements, the Company recognizes the difference between the fixed interest rate on the swap agreements and the variable interest rate on the term debt as interest expense. The impact of the interest rate swap agreements on interest expense is as follows:

	Gain (Loss) Recognized in Income
	Three Months Ended		Nine Months Ended
(in thousands)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Interest rate swap agreements	$(1,534)	$(525)	$(5,127)	$(642)

7.             Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, an interest rate swap agreement and long-term debt.  The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturities of these assets and liabilities.  The carrying amount of borrowings under the senior secured credit facilities approximates fair value because the interest rates adjust to market interest rates. The fair value of the 8.75% senior subordinated notes, based on a quoted market price, was $422,412,000 at October 3, 2009.

The Company measures the fair value of the interest rate swap agreement on a recurring basis.  The Fair Value Measurements and Disclosures Topic of the FASB ASC establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

At October 3, 2009, the fair value of the interest rate swap agreement was $1,550,000.  The fair value of the swap agreement was determined within level two of the fair value hierarchy under a market approach model using the notional amount of the interest rate swap agreement multiplied by the observable inputs of time to maturity, interest rates and credit spreads.

8.             Employee Benefit Plans

The Company and its subsidiaries sponsor multiple defined benefit pension plans and an other postretirement benefit plan.  The following table provides the components of net periodic benefit cost:

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Pension Plans
	Three Months Ended		Nine Months Ended
(in thousands)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Service cost	$427	$596	$1,226	$1,795
Interest cost	1,170	1,062	3,355	3,198
Expected return on plan assets	(204)	(284)	(586)	(855)
Amortization of prior service cost	(14)	(21)	(40)	(63)
Recognized net actuarial (gain) loss	(4)	111	(11)	335
Net periodic benefit cost	$1,375	$1,464	$3,944	$4,410

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
(in thousands)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Service cost	$3	$17	$9	$51
Interest cost	33	34	99	102
Recognized net actuarial loss	—	5	—	13
Net periodic benefit cost	$36	$56	$108	$166

9.             Environmental Matters

Environmental obligations are accrued when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value. The Company does not currently anticipate any material loss in excess of the amounts accrued. However, the Company’s future remediation expenses may be affected by a number of uncertainties including, but not limited to, the difficulty in estimating the extent and method of remediation, the evolving nature of environmental regulations, and the availability and application of technology. The Company does not expect the resolution of such uncertainties to have a material adverse effect on the financial condition of the Company. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. Environmental reserves, which are predominately euro-denominated, were $48,597,000 and $49,220,000 as of October 3, 2009 and January 3, 2009, respectively.

In connection with the acquisition of Membrana GmbH (“Membrana”) in 2002, the Company recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for the Company to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. The environmental reserve for the Membrana facility was $21,466,000 and $22,627,000 at October 3, 2009 and January 3, 2009, respectively. The Company anticipates that expenditures will be made over the next seven to ten years.

The Company has indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel N.V. (“Akzo”), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. The Akzo agreement provides indemnification of claims through December 2007, with the indemnification percentage decreasing each year during the coverage period. Through December 2003, Akzo pays 75% of any approved claim. After that, Akzo pays 65% of claims reported through December 2006 and 50% of claims reported through December 2007. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. The Company will receive indemnification payments under the indemnification agreements as expenditures are made against approved claims. At October 3, 2009 and January 3, 2009, amounts receivable under the indemnification agreements were $17,914,000 and $17,867,000, respectively. The current portion of the indemnification receivable is included in “Prepaid and other” in the accompanying condensed consolidated balance sheets.

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

In 2004, the Company identified potential environmental contamination at its manufacturing facility in Potenza, Italy. Based on environmental studies and the initial remediation plan presented to local authorities, the Company recorded a reserve for environmental obligations. In 2006, the Company further refined the remediation plan after consultations with local authorities. In December 2008, the Company implemented a restructuring plan which included the closure of this manufacturing facility. Based on discussions with local authorities, environmental consultants and internal personnel, the Company increased the environmental reserve at Potenza as part of a restructuring charge by $18,560,000 in the fourth quarter of 2008 for the estimated additional costs of environmental remediation and monitoring activities that will be required after closing the facility. Discussions with the local authorities regarding the required level of remediation are ongoing. The environmental reserve for the Potenza, Italy facility was $24,141,000 and $23,502,000 at October 3, 2009 and January 3, 2009, respectively. It is reasonably possible that there is exposure to loss in excess of the amount accrued. The Company cannot estimate the amount of possible liability in excess of the amount accrued due to a number of factors, including the lack of local regulations, effectiveness of existing remediation technology and the amount of time local authorities may require monitoring procedures. The Company believes that additional costs related to this matter, if any, will not have a material adverse effect on the financial condition of the Company. The Company anticipates that expenditures will be made over the next seven to ten years.

In connection with the acquisition of Microporous Holding Corporation (“Microporous”), the Company identified potential environmental contamination at the manufacturing site in Piney Flats, Tennessee. As part of the acquisition, the seller purchased an environmental insurance policy on behalf of the Company and also provided indemnification for a portion of the insurance policy deductible. Subsequent to the acquisition, the Company performed additional environmental studies and confirmed that environmental contamination was present.  The environmental reserve for the Piney Flats, Tennessee facility was $2,990,000 and $3,076,000 at October 3, 2009 and January 3, 2009, respectively.  The Company recorded the estimated cost of remediation and the related receivables from the insurance company and the seller in applying purchase accounting for the acquisition. As discussed in more detail in Note 12, the Company reached an agreement with the seller in July 2009 which, among other things, releases the seller from its obligation to provide indemnification for a portion of the insurance policy deductible.  Accordingly, the Company reduced the receivable related to this environmental matter by $219,000. The receivable balance at October 3, 2009 and January 3, 2009 was $2,141,000 and $2,522,000, respectively. The current portion of the receivable is included in “Prepaid and other” in the accompanying condensed consolidated balance sheets.

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

The plan included closing the Company’s facility in Potenza, Italy, streamlining production at the Company’s facility in Owensboro, Kentucky and reducing selling, general and administrative resources associated with the lead-acid battery separator business.  The total cost of the restructuring plan, including environmental costs recorded in the environmental reserve of $18,560,000, is expected to be approximately $62,015,000.  The plan was implemented and a restructuring charge of $59,942,000 was recorded in the fourth quarter of 2008.  The restructuring plan included the termination of approximately 175 employees, consisting of production employees at Potenza, Italy and Owensboro, Kentucky and certain selling, general and administrative employees.  During the nine months ended October 3, 2009, the Company reduced the estimated cost of severance and benefits and related accrual by $592,000 to reflect actual costs expected to be incurred.  After this adjustment, the total cost of severance and benefits is expected to be approximately $9,815,000. The Company estimates that other costs, consisting primarily of costs associated with closing the Potenza, Italy facility, are expected to be approximately $4,711,000, of which $3,394,000 has been recognized through October 3, 2009 and the remainder will be recognized over the next three years.  The restructuring charge recorded in the fourth quarter of 2008 also included a non-cash impairment charge of $28,929,000 for buildings and machinery and equipment that will no longer be used in Potenza, Italy.  Cash payments for severance and other exit costs are expected to be paid over the next three years.  The timing, scope and costs of these restructuring actions are subject to change as the Company implements the plan and continues to evaluate its business needs and costs.

2006 Restructuring Plan

In December 2006, the Company’s separations media segment exited the production of cellulosic membranes and realigned the cost structure at its Wuppertal, Germany facility. The total cost of the plan, all of which has been incurred, was $33,753,000, consisting of a $17,492,000 non-cash impairment charge for buildings and equipment, $10,466,000 for employee layoffs and

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

$5,795,000 for other costs related to the shutdown of portions of the Wuppertal facility. The other costs included in the restructuring plan are related to local regulations surrounding complete or partial shutdowns of a facility.

Restructuring reserve activity during the nine months ended October 3, 2009 consisted of:

(in thousands)	Balance at January 3, 2009	Restructuring Charges	Cash Payments	Foreign Currency Translation	Balance at October 3, 2009
2008 restructuring plan:
Severance and benefit costs	$9,847	$(592)	$(1,393)	$301	$8,163
Other	829	1,348	(1,510)	28	695
	10,676	756	(2,903)	329	8,858

2006 restructuring plan:
Severance and benefit costs	2,884	—	(189)	118	2,813
Other	492	—	(472)	(20)	—
	3,376	—	(661)	98	2,813

Total	$14,052	$756	$(3,564)	$427	$11,671

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

12.          Acquisitions

On February 29, 2008, the Company purchased 100% of the capital stock of Microporous. The acquisition broadened the Company’s participation in the deep-cycle industrial battery market, added to its membrane technology portfolio and product breadth, enhanced service to common customers and added cost-effective production capacity. The purchase price for Microporous stock, including acquisition-related costs, was $26,980,000. The Company also repaid $33,643,000 in indebtedness of Microporous and assumed $14,235,000 of debt. The assumed debt was repaid subsequent to the acquisition. The purchase agreement provided for additional cash payments to the seller for the three years following the acquisition contingent upon the acquired business meeting defined earn-out provisions.  At January 3, 2009, the Company estimated that the additional purchase price for the fiscal 2008 earn-out was $1,062,000 and allocated this amount to goodwill. In July 2009, the Company reached an agreement with the seller that effectively eliminated the Company’s current and future obligations under the earn-out provision in exchange for releasing the seller from all claims under the original purchase agreement, including its environmental indemnification obligations. The impact of this agreement on amounts previously recognized in purchase accounting was a net reduction in future cash payments of $794,000. These amounts were reversed through purchase accounting with a corresponding decrease to goodwill. In addition to the amounts previously recognized, the Company will not have to make earn-out payments that would have been due under the original agreement for 2009 and 2010.

On April 1, 2008, the Company acquired the battery separator manufacturing assets of Super-Tech Battery Components Pvt. Ltd., located in Bangalore, India for $1,949,000.

On May 20, 2008, the Company purchased 100% of the capital stock of Yurie-Wide Corporation, a South Korean company, for $23,223,000, including acquisition-related costs. The acquisition broadened the Company’s participation in the lithium battery separator market, added to its membrane technology portfolio and product breadth and added cost-effective production capacity.

The results of operations from the acquisitions described above are included in the Company’s energy storage segment from the date of acquisition.  The following table summarizes the aggregate purchase price allocations for these acquisitions based upon the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands)
Current assets	$16,158
Property, plant and equipment	58,807
Intangible assets	19,194
Goodwill	31,209
Total assets acquired	125,368
Current liabilities	8,767
Debt assumed	14,235
Deferred taxes and other liabilities	16,571
Total liabilities assumed	39,573
Net assets acquired	$85,795

The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill. The goodwill is not deductible for income tax purposes.

Pro forma information is not presented because the impact of these acquisitions, either individually or in the aggregate, on the Company’s consolidated results of operations for the nine months ended September 27, 2008 is not considered to be significant.

13.          Joint Venture

Effective January 1, 2007, the Company purchased from Nippon Sheet Glass Company, Limited (“NSG”) a 60% share in Daramic NSG Tianjin PE Separator Co., LTD (“DNPET”) for $5,475,000, including acquisition-related costs. DNPET is a lead-acid battery separator manufacturing facility located in Tianjin, China. The acquisition supports the Company’s strategy of expanding capacity in the high growth Asia-Pacific region. Under the terms of the agreement, the Company was entitled to all of the earnings and cash flows from DNPET for the first two years and beginning in fiscal 2009, earnings and cash flows will be allocated based on ownership percentages. Under the original terms of the agreement, on January 1, 2009 and January 1, 2012, the Company could exercise a call option and NSG could exercise a put option for the Company to purchase NSG’s 40% ownership interest for $3,600,000. The Company and NSG agreed to extend the first option date and on August 10, 2009, the Company provided written notice to exercise its call option.  Under the terms of the agreement, the Company is required to complete the acquisition within six months of exercising the call option. DNPET is included in the Company’s energy storage segment.  For the three and nine months ended October 3, 2009, noncontrolling interest amounts are not presented separately in the condensed consolidated statements of income due to immateriality.

14.          Business Interruption Insurance Recovery

On September 30, 2007, a customer in the Company’s energy storage segment experienced a fire at one of their facilities.  The Company filed a business interruption insurance claim with its insurance provider and recovered $2,400,000 in 2008.

15.          Comprehensive Income

Comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Net income	$6,461	$5,088	$13,632	$29,174
Foreign currency translation adjustment, net of deferred taxes	(3,019)	2,597	(1,689)	(8,447)
Net actuarial gain (loss) and prior service credit, net of deferred taxes	(171)	280	(190)	22
Unrealized gain (loss) on interest rate swap agreements, net of deferred taxes	876	138	2,468	(391)
Comprehensive income	$4,147	$8,103	$14,221	$20,358

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

16.          Related Party Transactions

The Company’s German subsidiary has equity investments in two companies that provide patent, trademark and research services for the Company and other companies that have invested in them.  The Company’s investments represent 25% ownership in each of the firms and are accounted for by the equity method of accounting.  The Company’s equity investment account balance was $445,000 and $413,000 at October 3, 2009 and January 3, 2009, respectively.  Charges from the affiliates for work performed were $269,000 and $842,000 for the three and nine months ended October 3, 2009, respectively.  Charges from the affiliates for work performed were $416,000 and $1,275,000 for the three months and nine months ended September 27, 2008, respectively.  Amounts due to the affiliates were approximately $57,000 and $98,000 at October 3, 2009 and January 3, 2009, respectively.

17.          Segment Information

The Company’s operations are principally managed on a products basis and are comprised of three operating segments that have been aggregated into two reportable segments: energy storage and separations media. The energy storage segment produces and markets membranes that provide the critical function of separating the cathode and anode in a variety of battery markets, including consumer electronics, industrial and transportation applications. The separations media segment produces and markets membranes used as the high technology filtration element in various medical and industrial applications.

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

	Three Months Ended		Nine Months Ended
(in thousands)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Net sales to external customers (by major product group):
Lead-acid battery separators	$76,900	$86,893	$194,946	$264,595
Lithium battery separators	23,276	28,643	61,240	76,852
Energy storage	100,176	115,536	256,186	341,447
Healthcare	24,921	24,415	74,705	79,078
Filtration and specialty	12,640	14,972	33,935	44,392
Separations media	37,561	39,387	108,640	123,470
Total net sales to external customers	$137,737	$154,923	$364,826	$464,917

Operating income:
Energy storage	$21,249	$21,296	$44,056	$69,650
Separations media	4,566	5,893	24,472	20,266
Corporate	(805)	(276)	(1,558)	(828)
Segment operating income	25,010	26,913	66,970	89,088
Business restructuring	190	—	756	—
Non-recurring costs	1,190	6,278	3,461	6,963
Total operating income	23,630	20,635	62,753	82,125
Reconciling items:
Interest expense, net	14,214	14,600	42,983	46,623
Foreign currency and other	688	(574)	1,478	(1,217)
Income from continuing operations before income taxes	$8,728	$6,609	$18,292	$36,719

Depreciation and amortization:
Energy storage	$8,877	$9,666	$26,454	$27,826
Separations media	4,200	4,587	12,161	13,868
Total depreciation and amortization	$13,077	$14,253	$38,615	$41,694

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

18.          Lithium Battery Separator Plant Expansion

On August 5, 2009, Celgard, LLC, a 100% owned subsidiary of the Company, was selected for a grant award of $49,200,000 from the U.S. Department of Energy (DOE) to help fund an estimated $101,600,000 expansion of its U.S. lithium battery separator production capacity. The grant is contingent upon finalizing the contractual agreement with the DOE.

19.          Supply Agreement

A supply agreement with Exide Technologies (“Exide”), a customer of the Company’s energy storage segment, expires on December 31, 2009.  The Company has engaged in numerous discussions with Exide but does not have a new agreement at this time.

20.          Energy Storage Lead-Acid Battery Separator Business

The North American market for lead-acid battery separators has significant excess capacity and a highly consolidated customer base.  In addition, demand for the Company’s lead-acid battery separators has continued to be negatively impacted by the current economic environment and purchases by Exide have declined significantly in 2009.  As a result of these factors and management estimates based on recent discussions with customers about future demand requirements in North America, the Company plans to implement a restructuring plan to better align lead-acid battery separator production capacity with demand in North America. The restructuring plan, which was approved by the Company’s Board of Directors on October 30, 2009, will include idling capacity and reducing headcount at the Company’s manufacturing facility in Owensboro, Kentucky.  The current estimated cost of the plan is expected be in the range of $24,000,000 to $31,000,000, including estimated cash charges of $5,000,000 to $8,000,000 for severance and other costs and an estimated non-cash impairment charge of $19,000,000 to $23,000,000 for buildings and equipment.  The Company expects to implement the plan and record an estimated restructuring charge of $19,000,000 to $24,000,000 in the fourth quarter of 2009, with the remainder of the restructuring charge to be recognized as costs are incurred.  The timing, scope and costs of these planned restructuring actions are subject to change as the Company implements the plan and continues to evaluate it business needs and costs.

The Company is in the process of performing its annual goodwill impairment assessment as of the first day of the fourth quarter. The preliminary results of the Company’s Step 1 goodwill impairment testing, including the impact of the factors discussed above, indicate that the carrying value of the lead-acid reporting unit of the energy storage segment exceeds its fair value.  The Company expects to complete the goodwill impairment testing and record goodwill impairment, if any, in the fourth quarter of 2009.  Goodwill associated with the lead-acid reporting unit as of October 3, 2009 was $353,000,000.

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

The following sets forth condensed consolidating financial statements of the Guarantors and non-Guarantor subsidiaries.

Condensed Consolidating Balance Sheet
October 3, 2009

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$58,987	$61,204	$—	$120,191
Accounts receivable, net	39,101	62,766	—	—	101,867
Inventories	29,034	48,281	—	—	77,315
Refundable income taxes	35	909	—	—	944
Deferred income taxes	1,108	—	—	—	1,108
Prepaid and other	2,035	10,007	100	—	12,142
Total current assets	71,313	180,950	61,304	—	313,567
Due from affiliates	356,558	371,442	302,819	(1,030,819)	—
Investment in subsidiaries	236,730	294,635	338,835	(870,200)	—
Property, plant and equipment, net	152,067	259,805	—	—	411,872
Goodwill	—	—	600,768	—	600,768
Intangibles and loan acquisition costs, net	22	—	171,056	—	171,078
Other	3,232	15,954	—	—	19,186
Total assets	$819,922	$1,122,786	$1,474,782	$(1,901,019)	$1,516,471
Liabilities and equity
Accounts payable and accrued liabilities	$17,798	$52,230	$14,964	$—	$84,992
Current portion of debt	—	509	3,229	—	3,738
Fair value of interest rate swap agreements	—	—	1,550	—	1,550
Total current liabilities	17,798	52,739	19,743	—	90,280
Due to affiliates	403,531	336,569	290,719	(1,030,819)	—
Debt, less current portion	—	49,294	755,754	—	805,048
Pension and postretirement benefits, less current portion	2,941	69,248	—	—	72,189
Postemployment benefits	—	1,539	—	—	1,539
Environmental reserve, less current portion	2,061	33,159	—	—	35,220
Deferred income taxes and other	67,399	32,182	(132)	—	99,449
Shareholders’ equity	326,192	544,008	408,698	(870,200)	408,698
Noncontrolling interest	—	4,048	—	—	4,048
Total liabilities and equity	$819,922	$1,122,786	$1,474,782	$(1,901,019)	$1,516,471

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

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statement of Income

For the three months ended October 3, 2009

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated

Net sales	$46,734	$91,003	$—	$—	$137,737
Cost of goods sold	21,779	67,998	—	—	89,777
Gross profit	24,955	23,005	—	—	47,960
Selling, general and administrative expenses	15,644	7,691	805	—	24,140
Business restructuring	—	190	—		190
Operating income (loss)	9,311	15,124	(805)	—	23,630
Interest expense and other	(235)	2,097	13,040	—	14,902
Equity in earnings of subsidiaries	—	—	(15,183)	15,183	—
Income (loss) from continuing operations before income taxes	9,546	13,027	1,338	(15,183)	8,728
Income taxes	3,532	3,858	(5,123)	—	2,267
Income from continuing operations	$6,014	$9,169	$6,461	$(15,183)	$6,461

Condensed Consolidating Statement of Income
For the three months ended September 27, 2008

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated

Net sales	$57,271	$97,652	$—	$—	$154,923
Cost of goods sold	30,114	77,941	—	—	108,055
Gross profit	27,157	19,711	—	—	46,868
Selling, general and administrative expenses	17,315	8,642	276	—	26,233
Operating income (loss)	9,842	11,069	(276)	—	20,635
Interest expense and other	(3,693)	3,853	13,866	—	14,026
Equity in earnings of subsidiaries	—	—	(13,997)	13,997	—
Income (loss) from continuing operations before income taxes	13,535	7,216	(145)	(13,997)	6,609
Income taxes	5,008	1,746	(5,233)	—	1,521
Income from continuing operations	$8,527	$5,470	$5,088	$(13,997)	$5,088

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statement of Income

For the nine months ended October 3, 2009

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated

Net sales	$124,406	$240,420	$—	$—	$364,826
Cost of goods sold	57,271	169,614	—	—	226,885
Gross Profit	67,135	70,806			137,941
Selling, general and administrative expenses	48,536	24,338	1,558	—	74,432
Business restructuring	—	756	—	—	756
Operating income (loss)	18,599	45,712	(1,558)	—	62,753
Interest expense and other	(1,305)	5,694	40,072	—	44,461
Equity in earnings of subsidiaries	—	—	(39,859)	39,859	—
Income (loss) from continuing operations before income taxes	19,904	40,018	(1,771)	(39,859)	18,292
Income taxes	7,364	12,699	(15,403)	—	4,660
Income from continuing operations	$12,540	$27,319	$13,632	$(39,859)	$13,632

Condensed Consolidating Statement of Income

For the nine months ended September 27, 2008

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated

Net sales	$172,705	$292,212	$—	$—	$464,917
Cost of goods sold	84,254	219,640	—	—	303,894
Business interruption insurance recovery	(2,400)	—	—	—	(2,400)
Gross profit	90,851	72,572	—	—	163,423
Selling, general and administrative expenses	51,830	28,639	829	—	81,298
Operating income (loss)	39,021	43,933	(829)	—	82,125
Interest expense and other	(6,489)	9,028	42,867		45,406
Equity in earnings of subsidiaries	—	—	(54,342)	54,342	—
Income (loss) from continuing operations before income taxes	45,510	34,905	10,646	(54,342)	36,719
Income taxes	16,839	9,234	(16,168)	—	9,905
Income from continuing operations	$28,671	$25,671	$26,814	$(54,342)	$26,814

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statement of Cash Flows

For the nine months ended October 3, 2009

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net cash provided by operating activities	$18,389	$42,597	$(3,007)	$(9,824)	$48,155
Investing activities:
Purchases of property, plant and equipment	(6,220)	(4,495)	—	—	(10,715)
Net cash used in investing activities	(6,220)	(4,495)	—	—	(10,715)
Financing activities:
Principal payments on debt and capital lease	(3,319)	(367)	(2,422)	—	(6,108)
Proceeds from stock option exercises	—	—	55	—	55
Intercompany transactions, net	(9,124)	(9,914)	9,214	9,824	—
Net cash used in financing activities	(12,443)	(10,281)	6,847	9,824	(6,053)
Effect of exchange rate changes on cash and cash equivalents	274	5,509	—	—	5,783
Net increase (decrease) in cash and cash equivalents	—	33,330	3,840	—	37,170
Cash and cash equivalents at beginning of period	—	25,657	57,364	—	83,021
Cash and cash equivalents at end of period	$—	$58,987	$61,204	$—	$120,191

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 27, 2008

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net cash provided by operating activities	$48,909	$47,371	$(23,232)	$7,052	$80,100
Investing activities:
Purchases of property, plant and equipment	(20,790)	(19,248)	—	—	(40,038)
Acquisitions, net of cash acquired	—	—	(86,050)	—	(86,050)
Proceeds from sale of synthetic paper business	4,000	—	—	—	4,000
Net cash used in investing activities	(16,790)	(19,248)	(86,050)	—	(122,088)
Financing activities:
Principal payments on debt and capital lease	(5,883)	(10,273)	(2,413)	—	(18,569)
Proceeds from stock option exercises	—	—	1,522	—	1,522
Proceeds from issuance of common stock, net of underwriting fees and other offering related costs	—	—	84,949	—	84,949
Intercompany transactions, net	(26,742)	(29,712)	63,506	(7,052)	—
Net cash provided by (used in) financing activities	(32,625)	(39,985)	147,564	(7,052)	67,902
Effect of exchange rate changes on cash and cash equivalents	506	(1,300)	—	—	(794)
Net increase (decrease) in cash and cash equivalents	—	(13,162)	38,282	—	25,120
Cash and cash equivalents at beginning of period	—	40,055	14,879	—	54,934
Cash and cash equivalents at end of period	$—	$26,893	$53,161	$—	$80,054

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

Energy Storage Segment

In the energy storage segment, our membrane separators are a critical performance component in lithium batteries, which are primarily used in consumer electronics and electric drive vehicle (“EDV”) applications, and lead-acid batteries, which are used globally in transportation and numerous industrial applications. We believe the global economic recession adversely impacted sales in 2009 and may continue to have an adverse impact in the near future.  Although the short-term economic outlook is uncertain, we believe that the energy storage segment will continue to benefit from continued growth in demand by consumers for mobile power.

Lithium batteries are the power source in a wide variety of electronics applications ranging from notebook computers and mobile phones to cordless power tools. In addition to consumer electronics applications, development and investment in lithium batteries for use in EDV applications is accelerating.  In order to keep up with market growth, we completed a lithium battery separator capacity expansion at our Charlotte, North Carolina facility in the third quarter of 2008 and on August 5, 2009, we were selected for a grant award of $49.2 million from the U.S. Department of Energy (“DOE”).  The grant, which is contingent upon finalizing the contractual agreement with the DOE, will provide funds for an estimated $101.6 million expansion of our existing lithium battery separator manufacturing capacity in the United States.

In May 2008, we acquired Yurie-Wide Corporation, a South Korean company, which we subsequently renamed Celgard Korea, Inc. (“Celgard Korea”). The acquisition broadened our participation in the lithium battery separator market, added to our membrane technology portfolio and product breadth and added cost-effective production capacity.  In the second quarter of 2009, Celgard Korea commercialized its products and made its first post-acquisition sales.  We are evaluating expansion options targeted at further penetration of the Asian consumer electronics battery markets.

In the lead-acid battery market, the high proportion of aftermarket replacement sales and the steady growth of the worldwide fleet of motor vehicles provide us with a growing recurring revenue base in lead-acid battery separators. Worldwide demand for lead-acid battery separators is expected to continue to grow at slightly more than annual economic growth.  The Asia-Pacific region is the fastest growing market for lead-acid battery separators.  Growth in this region is driven by the increasing penetration of automobile ownership, growth in industrial and manufacturing sectors, export incentives and ongoing conversion to the polyethylene-based membrane separators we produce.  We have positioned ourselves to benefit from growth in Asia by expanding capacity at our Prachinburi, Thailand facility, acquiring a production facility in Tianjin, China and establishing an Asian Technical Center in Thailand.  In addition, on April 1, 2008, we acquired the battery separator manufacturing assets of Super-Tech Battery Components Pvt. Ltd., located in Bangalore, India.  We will continue to focus our resources and assets to capitalize on growth in this important region.

In the North American region, the lead-acid battery separator market is characterized by below average growth, excess capacity and a highly consolidated customer base.  On October 30, 2009 our Board of Directors approved a restructuring plan to better align lead-acid battery separator production capacity with demand in North America. The restructuring plan will include idling capacity and reducing headcount at our manufacturing facility in Owensboro, Kentucky.  The current estimated cost of the plan is expected be in the range of $24.0 million to $31.0 million, including estimated cash charges of $5.0 million to $8.0 million for severance and other costs and an estimated non-cash impairment charge of $19.0 million to $23.0 million for buildings and equipment.  We expect to implement the plan and record an estimated restructuring charge of $19.0 million to $24.0 million in the fourth quarter of 2009, with the remainder of the restructuring charge to be recognized as costs are incurred.  The timing, scope and costs of these planned restructuring actions are subject to change as we implement the plan and continue to evaluate our business needs and costs.

A supply agreement for lead-acid battery separators with Exide Technologies (“Exide”), a customer of our energy storage segment, expires on December 31, 2009.  We have engaged in numerous discussions with Exide but do not have a new agreement at this time.

In February 2008, we purchased 100% of the stock of Microporous Holding Corporation, the parent company of Microporous Products L.P. (“Microporous”). The acquisition of Microporous added rubber-based battery separator technology to our product line. This acquisition broadened our participation in the deep-cycle industrial battery market (e.g., forklift and stationary batteries), added to our membrane technology portfolio and product breadth, enhances service to common customers and added cost-effective production capacity.

A supply contract between our lead-acid battery separator business and Johnson Controls, Inc. (“JCI”) expired on December 31, 2008 and was not renewed. In response, we implemented a restructuring plan in our energy storage segment to align lead-acid battery separator production capacity with demand, reduce costs and position ourselves to meet future growth opportunities. The plan included closing our facility in Potenza, Italy, streamlining production at our facility in Owensboro, Kentucky and reducing selling, general and administrative resources associated with the lead-acid battery separator business. The total estimated cost of the plan is expected to be approximately $62.0 million, including cash charges of $33.1 million for severance, environmental and other exit costs and a $28.9 million non-cash impairment charge. We implemented the restructuring plan and a restructuring charge of $59.9 million was recorded during the fourth quarter of 2008.

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

Impairment of intangibles and goodwill

Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill and indefinite-lived intangible assets are not amortized, but are subject to an annual impairment test unless circumstances dictate more frequent assessments. Goodwill impairment testing is a two-step process performed at the reporting unit level. Our reporting units are at the operating segment level. Step 1 compares the fair value of our reporting units to their carrying amount. The fair value of the reporting unit is determined using the income approach, corroborated by a comparison to market capitalization and key multiples of comparable companies. Under the income approach, we determine fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any. Step 2 of the goodwill impairment test calculates the implied fair value of the reporting unit’s goodwill with the carrying value of its goodwill. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to the excess.

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

Goodwill is tested annually for impairment as of the first day of the fourth quarter and at interim dates upon the occurrence of certain events or substantive changes in circumstances.  We have not completed the Step 1 annual goodwill impairment test, but preliminary results indicate that the carrying value of the lead-acid reporting unit of the energy storage segment exceeds its fair value. We expect to complete our goodwill impairment testing and record goodwill impairment, if any, in the fourth quarter of 2009. Goodwill associated with the lead-acid reporting unit as of October 3, 2009 was $353.0 million.

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

Environmental matters

Environmental obligations are accrued when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. We do not currently anticipate any material loss in excess of the amounts accrued. Future remediation expenses may be affected by a number of uncertainties including, but not limited to, the difficulty in estimating the extent and method of remediation, the evolving nature of environmental regulations and the availability and application of technology. If actual results are less favorable than those projected by management, we may be required to recognize additional expense and liabilities.

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

Results of Operations

The following table sets forth, for the periods indicated, certain operating data in amount and as a percentage of net sales:

			Percentage of Net Sales
	Three Months Ended		Three Months Ended
($’s in millions)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Net sales	$137.7	$154.9	100.0%	100.0%

Gross profit	47.9	46.8	34.8	30.2

Selling, general and administrative expenses	24.1	26.2	17.5	16.9
Business restructuring	0.2	—	0.2	—
Operating income	23.6	20.6	17.1	13.3

Interest expense, net	14.2	14.6	10.3	9.4
Foreign currency and other	0.7	(0.6)	0.5	(0.4)
Income from continuing operations before income taxes	8.7	6.6	6.3	4.3
Income taxes	2.2	1.5	1.6	1.0
Income from continuing operations	$6.5	$5.1	4.7%	3.3%

			Percentage of Net Sales
	Nine Months Ended		Nine Months Ended
($’s in millions)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Net sales	$364.8	$464.9	100.0%	100.0%

Gross profit	137.9	163.4	37.8	35.2

Selling, general and administrative expenses	74.4	81.3	20.4	17.5
Business restructuring	0.8	—	0.2	—
Operating income	62.7	82.1	17.2	17.7

Interest expense, net	43.0	46.6	11.8	10.0
Foreign currency and other	1.4	(1.2)	0.4	(0.2)
Income from continuing operations before income taxes	18.3	36.7	5.0	7.9
Income taxes	4.6	9.9	1.2	2.1
Income from continuing operations	$13.7	$26.8	3.8%	5.8%

Comparison of the three months ended October 3, 2009 with the three months ended September 27, 2008

Net sales.  Net sales for the three months ended October 3, 2009 were $137.7 million, a decrease of $17.2 million, or 11.1%, from the same period in the prior year.  Energy storage sales for the three months ended October 3, 2009 were $100.2 million, a decrease of $15.3 million, or 13.2%.  Lithium battery separator sales decreased by 18.5% due to the impact of current macro-economic conditions.  Lead-acid battery separator sales decreased by 11.5%, including the negative impact of dollar/euro exchange rate fluctuations of $1.4 million.  The most significant factor impacting lead-acid separator sales in the third quarter of 2009 as compared to the same period in the prior year was the loss of a customer at the end of fiscal 2008.  Sales to this customer in the third quarter of 2008 were $13.9 million.  In addition, demand for the Company’s lead-acid battery separators has continued to be negatively impacted by the current economic environment particularly in North America and Europe.  The economic impact in North America and Europe was partially offset in the third quarter of 2009 by advance orders from Exide.  In the third and fourth quarters of 2009, Exide placed advance orders of approximately $9.0 million for 2010 usage and demand.  We shipped approximately $3.7 million of these orders during the third quarter of 2009 and expect to ship the remaining orders in the fourth quarter of 2009.  We believe that these advance orders will reduce Exide’s purchases of battery separators in 2010 and therefore, could impact our lead-acid battery separator sales in 2010.  Demand in Asia, which is the fastest growing market for lead-acid separators, continues to be strong as sales in this region increased 44.6% in the third quarter of 2009.

Sales to Exide have significantly declined in 2009.  In 2008, Exide represented approximately $86.0 million of the Company’s sales and based on current forecasts, the Company expects sales to Exide in 2009 will be approximately $60.0 million.

Separations media sales for the three months ended October 3, 2009 were $37.5 million, a decrease of $1.9 million, or 4.8% from the same period in the prior year, including the negative impact of dollar/euro exchange rate fluctuations of $1.6 million.  Healthcare sales increased 2.0% as the impact of higher sales volumes of synthetic hemodialysis membranes offset the negative impact of dollar/euro exchange rate fluctuations.  Filtration and specialty product sales decreased by 16.0% due to current macro-economic conditions and the negative impact of dollar/euro exchange rate fluctuations.

Gross Profit.  Gross profit as a percent of net sales was 34.8% for the three months ended October 3, 2009, as compared to 30.2% in the same period of the prior year.  Energy storage gross profit as a percent of net sales was 37.0% for the three months ended October 3, 2009, as compared to 29.1% in the same period of the prior year, which included $6.0 million of incremental costs associated with a strike at the Owensboro, Kentucky lead-acid battery separator facility.  Excluding the $6.0 million of strike-related costs, gross profit margin improved by 2.7 percentage points due cost savings and production efficiencies associated with the 2008 restructuring plan.  Separations media gross profit as a percent of net sales was 28.8% for the three months ended October 3, 2009, as compared to 33.5% in the same period of the prior year.  The decrease was due primarily to reduced filtration production caused by reduced sales related to the macro-economic conditions and this trend is expected to continue in the fourth quarter.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased by $2.1 million for the three months ended October 3, 2009.  Excluding the impact of dollar/euro exchange rate fluctuations, the decrease was $1.9 million, consisting primarily of reduced discretionary spending and cost savings from the 2008 restructuring plan, partially offset by $0.9 million of increased costs associated with the FTC litigation.

Interest expense.  Interest expense for the three months ended October 3, 2009 remained consistent with that of the same period in the prior year.

Income taxes.  The income tax provision for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis.  The effective tax rate on continuing operations was 26.0% for the three months ended October 3, 2009, as compared to 23.0% for the same period in the prior year.  Our effective tax rate fluctuates due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, various changes in estimates of permanent differences and valuation allowances and the relative size of our consolidated income (loss) before income taxes.

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

Comparison of the nine months ended October 3, 2009 with the nine months ended September 27, 2008

Net sales.  Net sales for the nine months ended October 3, 2009 were $364.8 million, a decrease of $100.1 million, or 21.5%, from the same period in the prior year.  Energy storage sales for the nine months ended October 3, 2009 were $256.2 million, a decrease of $85.2 million, or 25.0%.  Lithium battery separator sales decreased by 20.3% due to the impact of current macro-economic conditions.  Lead-acid battery separator sales decreased by 26.3%, including the negative impact of dollar/euro exchange rate fluctuations of $9.9 million.  Lead-acid battery separator sales were impacted by the loss of a customer at the end of fiscal 2008.  Sales to this customer in the nine months ended September 27, 2008 were $42.0 million.  In addition, demand for the Company’s lead-acid battery separators has been negatively impacted by the current economic environment, particularly in North America and Europe.  Another factor impacting 2009 sales has been the significant decline in sales to Exide.  In 2008, Exide represented approximately $86.0 million of the Company’s sales and based on current forecasts, the Company expects sales to Exide in 2009 will be approximately $60.0 million.  In the third and fourth quarters of 2009, Exide placed advance orders of approximately $9.0 million for 2010 usage and demand.  We shipped approximately $3.7 million of these orders during the third quarter of 2009 and expect to ship the remaining orders in the fourth quarter of 2009.  We believe that these advance orders will reduce Exide’s purchases of battery separators in 2010 and therefore, could impact our lead-acid battery separator sales in 2010.  Demand in Asia, which is the fastest growing market for lead-acid separators, continues to be strong as sales in this region increased 22.2% compared to the same period in the prior year.

Separations media sales for the nine months ended October 3, 2009 were $108.6 million, a decrease of $14.9 million, or 12.1% from the same period in the prior year, including the negative impact of dollar/euro exchange rate fluctuations of $10.2 million.   Healthcare sales decreased 5.6% as the impact of higher sales volumes of synthetic hemodialysis membranes was more than offset by the negative impact of dollar/euro exchange rate fluctuations.  Filtration and specialty product sales decreased by 23.6% due to current macro-economic conditions and the negative impact of dollar/euro exchange rate fluctuations.

Gross Profit.  Gross profit as a percent of net sales was 37.8% for the nine months ended October 3, 2009, as compared to 35.2% in the same period of the prior year.  Energy storage gross profit as a percent of net sales was 36.3% for the nine months ended October 3, 2009, as compared to 35.1% in the same period of the prior year, which included $6.0 million of incremental costs associated with a strike at the Owensboro, Kentucky lead-acid battery separator facility.  Excluding the $6.0 million of strike-related costs, gross profit remained relatively consistent with the prior year percentage.  Separations media gross profit as a percent of net sales increased to 41.4% for the nine months ended October 3, 2009, as compared to 35.3% in the same period of the prior year.  The increase was due primarily to production efficiencies and decreased energy costs.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased by $6.9 million for the nine months ended October 3, 2009.  Excluding the impact of dollar/euro exchange rate fluctuations, the decrease was $4.1 million, consisting primarily of reduced discretionary spending and cost savings from the 2008 restructuring plan, partially offset by $1.9 million of increased costs associated with the FTC litigation.

Interest expense.  Interest expense for the nine months ended October 3, 2009 decreased by $3.6 million from the same period in the prior year.  The decrease in interest expense was primarily due to the lower interest rates under our senior credit facilities and positive impact of dollar/euro exchange rate fluctuations on our euro-denominated debt.

Income taxes.  The income tax provision for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis.  The effective tax rate on continuing operations was 25.5% for the nine months ended October 3, 2009, as compared to 27.0% for the same period in the prior year.  Our effective tax rate fluctuates due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, various changes in estimates of permanent differences and valuation allowances and the relative size of our consolidated income (loss) before income taxes.

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

Business Restructuring

The pre-tax components of restructuring activity in the nine months ended October 3, 2009 were as follows:

(in millions)	Balance at January 3, 2009	Restructuring Charges	Cash Payments	Foreign Currency Translation	Balance at October 3, 2009
2008 restructuring plan:
Severance and benefit costs	$9.9	$(0.6)	$(1.4)	$0.3	$8.2
Other	0.8	1.4	(1.5)	—	0.7
	10.7	0.8	(2.9)	0.3	8.9

2006 restructuring plan:
Severance and benefit costs	2.9	—	(0.2)	0.1	2.8
Other	0.5	—	(0.5)	—	—
	3.4	—	(0.7)	0.1	2.8

Total	$14.1	$0.8	$(3.6)	$0.4	$11.7

We expect to make payments against the restructuring reserve of approximately $2.6 million over the next twelve months.

2008 restructuring plan.  A supply contract between our lead-acid battery separator business and a large customer expired on December 31, 2008 and was not renewed. In response, we implemented a restructuring plan in our energy storage segment to align lead-acid battery separator production capacity with demand, reduce costs and position ourselves to meet future growth opportunities.

The plan included closing our facility in Potenza, Italy, streamlining production at our facility in Owensboro, Kentucky and reducing selling, general and administrative resources associated with the lead-acid battery separator business.  The total cost of the restructuring plan, including environmental costs recorded in the environmental reserve of $18.6 million, is expected to be approximately $62.0 million.  The plan was implemented and a restructuring charge of $59.9 million was recorded in the fourth quarter of 2008.  The restructuring plan included the termination of approximately 175 employees, consisting of production employees at Potenza, Italy and Owensboro, Kentucky and certain selling, general and administrative employees.  During the nine months ended October 3, 2009, we reduced the estimated cost of severance and benefits and related accrual by $0.6 million to reflect actual costs expected to be incurred.  After this adjustment, the total cost of severance and benefits is expected to be approximately $9.8 million. The Company estimates that other costs, consisting primarily of costs associated with closing the Potenza, Italy facility, are expected to be approximately $4.7 million, of which $3.4 million has been recognized through October 3, 2009 and the remainder will be recognized over the next three years. The restructuring charge recorded in the fourth quarter of 2008 also included a non-cash impairment charge of $28.9 million for buildings and machinery and equipment that will no longer be used in Potenza, Italy.  Cash payments for severance and other exit costs are expected to be paid over the next three years.  The timing, scope and costs of these restructuring measures are subject to change as we implement the plan and continue to evaluate our business needs and costs.

2006 restructuring plan.  In December 2006, our separations media segment exited the production of cellulosic membranes and we realigned the cost structure at our Wuppertal, Germany facility. The total cost of the plan, all of which has been incurred, was $33.8 million, consisting of a $17.5 million non-cash impairment charge for buildings and equipment, $10.5 million for employee layoffs and $5.8 million for other costs related to the shutdown of portions of the Wuppertal facility. The other costs included in the restructuring plan are related to local regulations surrounding complete or partial shutdowns of a facility.

Liquidity and Capital Resources

Cash and cash equivalents increased to $120.2 million at October 3, 2009 from $83.0 million at January 3, 2009, due primarily to cash flow generated from operations.

Operating activities.  Net cash provided by operating activities was $48.2 million in the nine months ended October 3, 2009, as compared to $80.1 million in the nine months ended September 27, 2008. Cash provided by operating activities in the nine months ended October 3, 2009 consisted of cash flows from operations of $53.3 million offset by an increase in working capital of $5.1 million.  Accounts receivable was similar to 2008 fiscal year-end levels and days sales outstanding increased 7% due to the timing of sales during the third quarter.  We have not experienced significant changes in accounts receivable aging or customer payment terms and believe that we have adequately provided for potential bad debts.  Inventory increased from 2008 fiscal year-end based on production and capacity planning for expected customer orders.  While current inventory levels are higher than 2008 fiscal year-end levels, they have decreased from the second quarter as expected due to lower production related to the seasonal European shutdown and increased customer order levels.  We believe that inventory levels are consistent with expected future demand.  Our inventory is generally not subject to obsolescence and does not have a shelf life and we do not believe there is a significant risk of inventory impairment.  Accounts payable and accrued liabilities decreased due to the timing of payments and a decrease in the employee incentive accrual as compared to year-end, offset to some extent by the timing of interest payments under our senior subordinated notes, which are paid semi-annually in May and November.  Refundable income taxes decreased due to the receipt of a $5.0 million federal income tax refund that was received in the first quarter of 2009.

Net cash provided by operations was $80.1 million in the nine months ended September 27, 2008 and consisted of cash flows from operations of $68.8 million and a decrease in working capital of $11.3 million, excluding the impact of the acquisitions.  Accounts receivable decreased and days sales outstanding also decreased compared to year-end.  The increase in accounts payable and accrued liabilities was due to the timing of interest payments under our senior subordinated notes, which are paid semi-annually in May and November.

Investing activities.  Capital expenditures were $10.7 million in the nine months ended October 3, 2009. As announced on August 5, 2009, we were selected for a grant award of $49.2 million from the DOE.  The grant will help fund an estimated $101.6 million expansion of our U.S. lithium battery separator production capacity.  We expect to begin the project in the fourth quarter of 2009, with the majority of the capital expenditures and DOE grant reimbursements to take place in fiscal 2010 and 2011.  The first phase is expected to be completed in 2010 and the second phase in early 2012.  We currently estimate that capital expenditures for fiscal 2009 will be approximately $25 million to $30 million.

Financing activities.  During the nine months ended October 3, 2009, we made principal payments of debt of $6.1 million, including $2.3 million for the early buyout of our capital lease.

We intend to fund our ongoing operations with cash on hand, cash generated by operations and availability under the senior secured credit facility.

Our senior secured credit facility provides for a $322.9 million term loan facility ($315.6 million outstanding at October 3, 2009), a €35.0 million term loan facility ($49.8 million outstanding at October 3, 2009) and a $90.0 million revolving credit facility. At October 3, 2009, we had $87.2 million of borrowings available under the revolving credit facility ($90.0 million revolving credit facility less $2.8 million of undrawn standby letters of credit). The term loans mature in July 2014 and the revolving credit facility matures in July 2013. Interest rates under the senior secured credit facility are, at our option, equal to either an alternate base rate plus a 1.25% margin or the Eurocurrency base rate plus a 2.25% margin. At October 3, 2009, interest rates on the U.S. dollar term loan and Eurodollar term loan were 2.52% and 2.65%, respectively.

When loans are outstanding under the revolving credit facility, we are required to maintain a senior leverage ratio of indebtedness to Adjusted EBITDA of less than 3.00 to 1.00. At October 3, 2009, our senior leverage ratio was 2.13 to 1.00 and the entire amount of the revolving credit facility was available for borrowing.

Adjusted EBITDA, as defined under the senior secured credit facility, was as follows:

(in millions)	Last Twelve Months Ended October 3, 2009
Net loss	$(30.3)
Add/Subtract:
Depreciation and amortization	52.0
Interest expense, net	57.1
Income taxes	1.2
Stock compensation	2.0
Foreign currency gain	(0.5)
Loss on disposal of property, plant and equipment	0.9
Business restructuring	60.7
Costs related to the strike at the Owensboro, Kentucky facility	0.8
Costs related to the FTC litigation	4.2
Other non-cash or non-recurring charges	0.2
Adjusted EBITDA	$148.3

The calculation of the senior leverage ratio as defined under the senior credit facility as of October 3, 2009 is as follows:

(in millions)
Indebtedness (1)	$315.4
Adjusted EBITDA	148.3
Actual leverage ratio	2.13	x

(1)	Calculated as the sum of outstanding borrowings under the senior secured credit facility, less the amount of cash on hand (not to exceed $50.0 million).

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

To reduce the interest rate risk inherent in our variable rate debt, we may utilize interest rate swap agreements to convert all or a portion of the variable rate debt to a fixed rate obligation.  At October 3, 2009, we have an interest rate swap agreement with a notional principal amount of $200.0 million that effectively fixes the interest rate on that amount of term debt at 5.54% and expires on December 31, 2009.

Future principal debt payments are expected to be paid out of cash flows from operations, borrowings on our revolving credit facility and future refinancing of our debt. Our cash interest requirements for the next twelve months are estimated to be $50.3 million.

The 8.75% senior subordinated notes ($443.4 million outstanding at October 3, 2009) will mature in 2012 and are guaranteed by most of our existing and future domestic restricted subsidiaries, subject to certain exceptions. Except under certain circumstances, the 8.75% senior subordinated notes do not require principal payments prior to their maturity in 2012. Interest on the 8.75% senior subordinated notes is payable semi-annually in cash. The 8.75% senior subordinated notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments.

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

We believe we have sufficient liquidity to meet our cash requirements over both the short (next twelve months) and long term (in relation to our debt service requirements). In evaluating the sufficiency of our liquidity for both the shorter and longer term, we considered cash on hand, the expected cash flow to be generated by our operations, funds available from the DOE grant and the available borrowings under our senior secured credit facility compared to our anticipated cash requirements for debt service, working capital, cash taxes and capital expenditures and funding requirements for long-term liabilities. We anticipate that our cash on hand and operating cash flow, together with borrowings under the revolving credit facility and funds received from the DOE grant, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due for at least the next twelve months. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. See “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K.

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

Foreign Operations

We manufacture our products at 14 strategically located facilities in North America, Europe and Asia.  Net sales from the foreign locations were approximately $242.7 million and $298.6 million for the nine months ended October 3, 2009 and September 27, 2008, respectively.  Typically, we sell our products in the currency of the country where the manufacturing facility that produces the product is located.  Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices.  There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on our business or market opportunities within such governments’ countries.  Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.

Seasonality

Operations at our European production facilities are traditionally subjected to shutdowns during the month of August each year for employee vacations.  In view of these seasonal fluctuations, we believe that comparisons to our operating results for the third quarter of any fiscal year with those of the other quarters during the same fiscal year may be of limited relevance in predicting our future financial performance.

Environmental matters

Environmental obligations are accrued when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value. We do not currently anticipate any material loss in excess of the amounts accrued. However, our future remediation expenses may be affected by a number of uncertainties including, but not limited to, the difficulty in estimating the extent and method of remediation, the evolving nature of environmental regulations and the availability and application of technology. We do not expect the resolution of such uncertainties to have a material adverse effect on the financial condition of the Company. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. Environmental reserves, which are predominately euro-denominated, were $48.6 million and $49.2 million as of October 3, 2009 and January 3, 2009, respectively.

In connection with the acquisition of Membrana in 2002, we recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for us to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. The environmental reserve for the Membrana facility was $21.5 million and $22.6 million at October 3, 2009 and January 3, 2009, respectively. We anticipate that expenditures will be made over the next seven to ten years.

We have indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel N.V. (“Akzo”), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December

1999, which is the date that Membrana was sold to Acordis. The Akzo agreement provides indemnification of claims through December 2007, with the indemnification percentage decreasing each year during the coverage period. Through December 2003, Akzo pays 75% of any approved claim. After that, Akzo pays 65% of claims reported through December 2006 and 50% of claims reported through December 2007. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. We will receive indemnification payments under the indemnification agreements as expenditures are made against approved claims. At October 3, 2009 and January 3, 2009, amounts receivable under the indemnification agreements were $17.9 million.

In 2004, we identified potential environmental contamination at our manufacturing facility in Potenza, Italy. Based on environmental studies and the initial remediation plan presented to local authorities, we recorded a reserve for environmental obligations. In 2006, we further refined the remediation plan after consultations with local authorities. In December 2008, we implemented a restructuring plan which included the closure of this manufacturing facility. Based on discussions with local authorities, environmental consultants and internal personnel, we increased the environmental reserve at Potenza as part of a restructuring charge by $18.6 million in the fourth quarter of 2008 for the estimated additional costs of environmental remediation and monitoring activities that will be required after closing the facility. Discussions with the local authorities regarding the required level of remediation are ongoing. The environmental reserve for the Potenza, Italy facility was $24.1 million and $23.5 million at October 3, 2009 and January 3, 2009, respectively. It is reasonably possible that there is exposure to loss in excess of the amount accrued. The Company cannot estimate the amount of possible liability in excess of the amount accrued due to a number of factors, including the lack of local regulations, effectiveness of existing remediation technology and the amount of time local authorities may require monitoring procedures. The Company believes that additional costs related to this matter, if any, will not have a material effect on the financial condition of the Company. We anticipate that expenditures will be made over the next seven to ten years.

In connection with the acquisition of Microporous, we identified potential environmental contamination at the manufacturing site in Piney Flats, Tennessee. As part of the acquisition, the seller purchased an environmental insurance policy on behalf of us and also provided indemnification for a portion of the insurance policy deductible. Subsequent to the acquisition, we performed additional environmental studies and confirmed that environmental contamination was present.  The environmental reserve for the Piney Flats, Tennessee facility was $3.0 million and $3.1 million at October 3, 2009 and January 3, 2009, respectively. We recorded the estimated cost of remediation and the related receivables from the insurance company and the seller in applying purchase accounting for the acquisition. We reached an agreement with the seller in July 2009 which, among other things, releases the seller from its obligation to provide indemnification for a portion of the insurance policy deductible. Accordingly, we reduced the receivable related to this environmental matter by $0.2 million at July 4, 2009. The receivable balance at October 3, 2009 and January 3, 2009 was $2.1 million and $2.5 million, respectively.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Standards

See Note 2 to the condensed consolidated financial statements in Part I for information related to new accounting standards.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, which are potential losses arising from adverse changes in market rates and prices, such as interest rates and foreign exchange fluctuations. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest rate risk

At October 3, 2009, we had fixed rate debt of $443.4 million and variable rate debt of $365.4 million. To reduce the interest rate risk inherent in the Company’s variable rate debt, the Company may utilize interest rate swap agreements to convert all or a portion of the variable rate debt to a fixed rate obligation.  At October 3, 2009, the Company has an interest rate swap agreement with a notional principal amount of $200.0 million that effectively fixes the interest rate on that amount of term debt at 5.54% and expires on December 31, 2009. The pre-tax earnings and cash flow impact resulting from a 100 basis point increase in interest rates on our variable rate debt, giving effect to the interest rate swap agreement and holding other variables constant, would be $3.2 million over the next 12 months.

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

The dollar/euro exchange rates used in our financial statements for the periods ended as set forth below were as follows:

	October 3, 2009	September 27, 2008
Period end rate	1.4557	1.4616
Period average rate for the three months ended	1.4293	1.5044
Period average rate for the nine months ended	1.3658	1.5214

Our strategy for management of currency risk relies primarily on conducting our operations in a country’s respective currency and may, from time to time, involve currency derivatives.  As of October 3, 2009, we did not have any foreign currency derivatives outstanding.

Item 4.  Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) was performed under the supervision, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls are designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 3, 2009 to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended October 3, 2009, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 7, 2008, we and our wholly-owned subsidiary, Daramic LLC, each received from the FTC a subpoena and interrogatories requesting substantially similar documents and information as requested in the FTC’s initial letter, as well as additional documents and information. We responded fully to this request and met on several occasions with various members of the FTC staff and Commissioners in an effort to answer their questions and resolve the investigation.

On September 9, 2008, the FTC issued an administrative complaint against us alleging that our actions and the acquisition of Microporous have substantially lessened competition in North American markets for lead-acid battery separators. We filed an answer to the complaint on October 15, 2008 denying the material allegations of the complaint. The matter was presented before an Administrative Law Judge of the FTC and the hearing concluded on June 12, 2009. In October 2009, the Administrative Law Judge granted the Company’s request to re-open the record to take additional evidence.  As a result, the Administrative Law Judge’s decision is expected in December 2009, at the earliest, although the actual timing remains uncertain.  The Administrative Law Judge’s decision is appealable by us and by the FTC.

We believe that the complaint is unfounded and that the Microporous acquisition is and will continue to be beneficial to our customers and the industry. Therefore, we intend to continue to vigorously defend our position. It is not possible, however, to predict with certainty whether we will be successful in the litigation or through a judicial appellate process. If the FTC and the courts were to reach a conclusion adverse to us, the FTC could seek remedies including divestiture of some or all of the assets acquired in the Microporous acquisition as well as prospective restrictions on our future conduct. We believe that a final judicial resolution to the challenge by the FTC to the Microporous acquisition could take several years.

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

Date: November 6, 2009		POLYPORE INTERNATIONAL, INC.
(Registrant)

	By:	/s/ Robert B. Toth
Robert B. Toth
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Lynn Amos
Lynn Amos
Chief Financial Officer
(principal financial officer and principal accounting officer)