Form 10-K
period 2010-01-02
Polypore International, Inc.
filed 2010-03-08
CIK 1292556

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2010
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         The aggregate market value of the voting common stock of the registrant held by non-affiliates at July 3, 2009 was $225,968,000, as computed by reference to the closing price of such stock on such date. For purposes of this calculation, executive officers, directors and 5% shareholders are deemed to be affiliates of the registrant.

         There were 44,428,382 shares of the registrant's common stock outstanding as of March 1, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for the 2010 Annual Meeting of Stockholders, which will be filed within 120 days of January 2, 2010, are incorporated by reference into Part III.

Polypore International, Inc.
Index to Annual Report on Form 10-K
For the Fiscal Year Ended January 2, 2010

        In this Annual Report on Form 10-K, the words "Polypore International," "Company," "we," "us" and "our" refer to Polypore International, Inc. together with its subsidiaries, unless the context indicates otherwise. References to "fiscal year" mean the 52 or 53 week period ending on the Saturday that is closest to December 31. The fiscal year ended January 2, 2010, or "fiscal 2009," included 52 weeks. The fiscal year ended January 3, 2009, or "fiscal 2008," included 53 weeks and the fiscal year ended December 29, 2007, or "fiscal 2007," included 52 weeks.

Forward-looking Statements

        This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Annual Report on Form 10-K that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements, including, in particular, the statements about Polypore International's plans, objectives, strategies and prospects regarding, among other things, the financial condition, results of operations and business of Polypore International and its subsidiaries. We have identified some of these forward-looking statements with words like "believe," "may," "will," "should," "expect," "intend," "plan," "predict," "anticipate," "estimate" or "continue" and other words and terms of similar meaning. These forward-looking statements may be contained under the captions entitled "Business," "Properties," "Controls and Procedures," "Management's Discussion and Analysis of Financial Condition and Results of Operations" or "Risk Factors," the Company's financial statements or the notes thereto or elsewhere in this Annual Report on Form 10-K.

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

        Our products and technologies are used in two primary segments, energy storage and separations media. The energy storage segment accounted for approximately 71% of our fiscal 2009 net sales. Primary applications for our membranes in this segment are lithium batteries and lead-acid batteries. Lithium batteries are the power source in a wide variety of electronics applications ranging from notebook computers and mobile phones to cordless power tools, and are emerging in applications such as electric drive vehicle ("EDV") and electricity grid storage. Lead-acid batteries are used in transportation and industrial applications. The separations media segment accounted for approximately 29% of our fiscal 2009 net sales. Primary applications for our membranes and membrane modules in this segment are hemodialysis, blood oxygenation, plasmapheresis and various high-performance microfiltration, ultrafiltration and gasification/degasification applications.

        Information concerning segments and geographic information appears under "Note 20—Segment Information" in the Notes to Consolidated Financial Statements for the year ended January 2, 2010 included in Item 8 of this Report which is incorporated herein by reference.

Competitive strengths

  Serve end-markets that have attractive long-term growth characteristics

        We produce a variety of separation and filtration products for end-markets with attractive growth characteristics, which in many cases are supported by a growing recurring revenue base.

  •
  The lithium battery market is expected to grow at least 10% annually through 2014, driven by continuing demand for consumer electronics and by the application of lithium battery technology in new markets such as EDV applications. We believe that growth in membrane separator demand will exceed battery growth due to increasing demand for large-format lithium batteries used in EDV's and electricity grid storage.

  •
  In the motor vehicle battery market, the high proportion of aftermarket sales and the steady growth of the worldwide fleet of motor vehicles provide us with a growing, recurring revenue base in lead-acid battery membrane separators. Currently, membrane separator growth is strongest in the Asia Pacific region due, we believe, to increasing per capita penetration of automobiles, growth in the industrial and manufacturing sectors, and a high rate of conversion to polyethylene-based membrane separators.

  •
  The hemodialysis membrane market, which we believe will increase in excess of 6% annually, provides a growing, recurring revenue base for our synthetic dialysis membranes.

  •
  The micro- and ultrafiltration membrane element market is expected to grow in excess of 8% annually, driven by several factors including the superior performance of membrane filtration and the increasing need for water as our sources dwindle and our populations increase.

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

        We believe, based on the information above and other company estimates, that we are among the top three in terms of market share (based on revenue and volume) in products comprising a total of approximately 80% of our fiscal 2009 net sales. These products include lead-acid battery membrane separators, lithium battery membrane separators, blood oxygenation membranes, membrane contactors for gasification/degasification of liquids and plasmapheresis membranes.

  Proven innovation through broad product and process technology

        We have established our leading market positions through our ability to utilize core technical expertise and broad product and process capabilities to develop customized solutions that meet demanding requirements in specific applications. Over time, we have demonstrated a commitment to innovation, developing technical expertise and a high level of customer service. As of January 2, 2010, our research and development effort is supported by approximately 90 engineers, scientists, PhDs and other personnel. These personnel work closely with our manufacturing and marketing groups to commercialize innovative products that address market needs. We also maintain technical centers strategically located in Asia, Europe and North America.

        We have leveraged our established filtration and separation technology and membrane expertise to supply a broad portfolio of membranes based on flat sheet, hollow fiber, and tubular technology. We are able to draw upon our experiences across multiple end-markets and various membrane technologies to create innovative solutions in new niche applications in addition to our existing markets. For example, our Liqui-Cel® Membrane Contactor product line, which combines our blood oxygenation membrane technology with patented module design features, provides superior performance to conventional gasification/degasification methods in multiple sectors such as semiconductor and flat panel display manufacturing, pharmaceutical processing, and power and boiler feedwater industrial applications. We believe that our capabilities in product innovation, which combine multiple technologies, a global technical infrastructure and extensive experience in microporous membrane development and manufacturing, are difficult to replicate.

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

  Global presence

        As of January 2, 2010, we manufacture, market and service our products through 14 manufacturing sites and 13 sales and service locations throughout the Americas, Europe and Asia, with sales relatively balanced across these regions. In the energy storage segment, we remain focused on growth in the Asia Pacific region and on driving worldwide improvements in production efficiency. For example, to better serve our growing lithium battery customers in Asia, we moved some lithium battery membrane separator finishing capacity from our Charlotte, North Carolina plant to our Shanghai, China plant in 2005, and in 2008 we acquired a South Korean lithium battery membrane separator manufacturer. Our lead-acid battery membrane separator business has also focused on growth in the Asia Pacific region by increasing capacity at our Prachinburi, Thailand facility in 2006 and 2008, acquiring a 60% share in a lead-acid battery membrane separator production facility in Tianjin, China in 2007 and the remaining 40% share in December 2009, and acquiring a finishing operation in Bangalore, India in 2008.

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

Portable consumer electronics devices such as mobile phones, audio/video players, notebook computers and cameras. Also cordless power tools and EDV's, such as bikes, scooters, cars, trucks, buses and industrial utility vehicles. Emerging use in electricity grid storage

Separations media	Hemodialysis	PUREMA® DIAPES®	Hemodialysis dialyzers which replicate function of healthy kidneys
	Blood oxygenation	CELGARD® HEXPET® OXYPHAN® OXYPLUS®	Heart-lung machine oxygenation unit for open-heart surgical procedures and intensive care artificial lung applications
	Plasmapheresis	MicroPES® PLASMAPHAN® SYNCLEAR® FractioPES®	Blood cell and plasma separation equipment
	Industrial and specialty filtration applications	Liqui-Flux®	Water treatment, beverage filtration, and prefiltration for reverse osmosis
		Accurel®	Specialty filtration applications including chemical filtration for microelectronics manufacturing, vent and process air, industrial wastewater treatment, and pharmaceutical processing
		Liqui-Cel®	Liquid gasification/degasification for beverage, pharmaceutical, semiconductor and flat panel display manufacturing, and power and boiler feedwater applications
		MicroPES® DuraPES®	Specialty filtration applications including ultrapure water, cold sterile filtration of beverages and pharmaceutical processing
		SuperPhobic®	Solvent/ink deaeration for ink jet printers, paper coating processes and semiconductor manufacturing
		MicroModule® MiniModule®	Liquid degasification in laboratory, biotechnology and analytical testing equipment and ink degasification for ink jet printers
		P.E.T.®	Potable water treatment, beverage filtration, prefiltration for reverse osmosis and medical applications

  Energy storage

        In the energy storage segment, our membrane separators are a critical performance component in lithium and lead-acid batteries, performing the core function of regulating ion exchange and thus allowing the charge and discharge process to occur between a battery's positive and negative electrodes. These membrane separators require specialized technical engineering and must be manufactured to extremely demanding requirements and specifications including thickness, porosity, mechanical strength and chemical and electrical resistance. For example, membrane pores must be large enough to allow ions to pass through, but small enough to prevent contamination from conductive particles that cause short circuits. During fiscal 2009, fiscal 2008 and fiscal 2007, our energy storage businesses accounted for 71%, 74% and 71% of our net sales, respectively.

        Electronics applications.    We develop, manufacture and market a broad line of patented polypropylene and polyethylene monolayer and multilayer membrane separators for lithium batteries that are used in numerous applications such as personal electronic devices, cordless power tools, EDV's and electricity grid storage systems. According to the Institute of Information Technology, unit sales of lithium batteries are expected to experience average annual growth of at least 10% through 2014. Lithium batteries provide critical performance advantages relative to alternative battery technologies, such as faster charging rates, improved battery life and higher power density, which results in more compact, lightweight batteries. These advantages create the potential for expansion by lithium batteries into additional devices. Because many new applications are incorporating large-format batteries that require much greater membrane separator volume per battery, we believe that membrane separator growth will exceed battery unit sales growth.

        We believe, based on independent industry research, that we are one of the top three lithium battery membrane separator providers, serving the entire breadth of lithium battery applications, and have been among the top three since the market's first development in the early 1990s. We believe the top three providers supply over 75% of the membrane separator requirements for the global lithium battery market. Major lithium battery manufacturers include A123 Systems, AESC, Amperex Technology Limited, BYD Company Limited, China BAK Battery, Inc., Energizer Holdings, Inc., Hitachi Maxell Limited, Hitachi Vehicle Energy, LG Chem Ltd., Panasonic Corporation—Energy Company (formerly known as Matsushita Battery Industrial Company Limited), Saft Groupe SA, Samsung SDI Co. Ltd., Sanyo Electric Company Limited, Sony Corporation, Tianjin Lishen Battery Joint Stock Co., Ltd. and Ultralife Batteries, Inc.

        Transportation and industrial applications.    We develop, manufacture and market a complete line of high-performance polymer-based membrane separators for lead-acid batteries. Approximately 80% of our lead-acid battery separators are used in batteries for automobiles and other motor vehicles. The remaining approximately 20% are used in industrial battery applications such as forklifts, submarines and uninterruptible power supply systems. We believe that over 80% of lead-acid battery unit sales for motor vehicles are aftermarket batteries. Aftermarket sales are primarily driven by the size of the worldwide vehicle fleet rather than by new motor vehicle sales. According to WardsAuto.com, the worldwide fleet of motor vehicles has averaged 3% annual growth for over 25 years, providing us with a growing recurring revenue base. We believe another factor contributing to market growth is the worldwide conversion from alternative separator materials to the higher performance polyethylene-based membrane separators such as those we produce. Currently, membrane separator market growth is strongest in the Asia Pacific region due, we believe, to increasing per capita penetration of automobiles, growth in the industrial and manufacturing sectors, and a high rate of conversion to polyethylene-based membrane separators.

        We believe we are the global market leader in the lead-acid battery separator market and the only supplier serving both the automotive and industrial segments. We supply most of the world's major lead-acid battery manufacturers including East Penn Manufacturing Co., Inc., EnerSys, Exide Technologies, Hubei Camel Storage Battery Co., Ltd. and Trojan Battery Company.

  Separations media

        In the separations media segment, our filtration membranes and modules are used in healthcare and high-performance industrial and specialty filtration applications. These membranes perform the critical function of removing sub-micron particulates from fluids and introducing or removing gases (gasification/degasification) within liquids. Both healthcare and specialty filtration applications require membranes with precisely controlled pore size, structure, distribution and uniformity. Our supply relationships with customers in healthcare and certain filtration applications such as pharmaceutical manufacturing are reinforced by the rigorous testing, clinical studies and/or regulatory approval that our membranes undergo prior to end-product commercialization. In some cases, several years of development and qualification are required. During fiscal 2009, fiscal 2008 and fiscal 2007, our separations media business accounted for 29%, 26% and 29% of our net sales, respectively.

        Healthcare Applications.    We develop, manufacture and market a complete line of patented polyethersulfone membranes for the hemodialysis market. Hemodialysis is the artificial process that performs the function of a healthy kidney for patients with permanent kidney failure, a condition known as End Stage Renal Disease ("ESRD"). In a healthy person, the kidney carries out certain excretory and endocrine functions, including filtering toxins from the blood and controlling blood pressure. For an ESRD patient on dialysis, the dialyzer membrane performs these critical filtering functions. The membranes consist of thousands of fibers that resemble hollow straws slightly larger than a human hair. These fibers have nanopores in their walls at a density of millions of pores per square inch. The size and distribution of these nanopores are designed to separate harmful toxins from the healthy blood passing through the dialyzer. Growth in demand for dialyzers and dialyzer membranes is driven by several factors, including the aging population in developed countries, longer life-expectancy of treated ESRD patients, improving access to treatment in developing countries and the trend in the United States towards single-use rather than multiple-use dialyzers. According to the European Renal Association—European Dialysis and Transplant Association, the number of worldwide ESRD patients has historically grown by approximately 6% per year. We estimate that continued patient population growth combined with conversion to single-use dialyzers and increasing treatment frequency will result in overall annual dialyzer market growth in excess of 6%.

        Our synthetic membrane, PUREMA®, is superior in performance compared to all other synthetic membranes on the market. Dialyzers containing PUREMA® have been classified in the highest level (category 5) of Japan's dialyzer reimbursement rate system, reflecting the efficacy of our PUREMA® membrane. We believe an example of the increasing customer acceptance of PUREMA® is our entry into several long-term supply agreements with customers in the United States, Japan and Europe. We are currently marketing PUREMA®'s performance advantages, such as by co-branding our customers' dialyzers with the PUREMA® logo.

        We believe, based on independent industry research, that we are uniquely positioned as the leading independent supplier (i.e., not a supplier of dialyzers) of synthetic hemodialysis membranes. Major dialyzer manufacturers include Asahi Kasei Kuraray Medical Co., Ltd., Bellco S.r.l., Fresenius Medical Care AG, Gambro AB and Nipro Corp.

        We develop, manufacture and market polypropylene and polymethylpentene membranes for the blood oxygenation market. As a component of heart-lung machines, blood oxygenators temporarily replace the functions of the lungs during on-pump open-heart surgery. The oxygenator contains highly specialized membranes which remove carbon dioxide from the blood while oxygen is diffused into the blood. We estimate that growth in the blood oxygenation market is modest as a result of the use of less-invasive alternative heart treatments. However, we believe that the market could grow as the number of patients receiving on-pump open heart surgery increases due to the saturation of alternative heart treatments. Because blood oxygenators are designed to utilize a specific membrane technology and require regulatory approval, an oxygenator manufacturer's relationship with its membrane supplier is vital and switching costs can be substantial. We believe, based on independent industry research, that we are the world's leading supplier of membranes for blood oxygenation. Major blood oxygenator producers include Maquet Cardiopulmonary AG, Medtronic, Inc., Sorin Group S.r.l. and Terumo Medical Corp. The polymethylpentene membranes are increasingly used in intensive care applications to serve as an artificial lung for patients with severe lung trauma or lung failure following sepsis, in multi-organ failure, or infectious diseases. Major producers of such artificial lungs are Sorin Group S.r.l., Maquet Cardiopulomnary AG, Terumo Medical Corp. and Medtronic, Inc.

        We develop, manufacture and market polypropylene and polyethersulfone membranes for the plasmapheresis market. In plasmapheresis, plasma is separated from the blood and either retained for the production of therapeutic proteins or filtered and returned to the blood as a treatment for various autoimmune disorders. We believe that the plasmapheresis market is growing and that new treatment methodologies based on blood filtration may lead to additional growth. We believe we are a leading supplier of extracorporeal therapeutic plasmapheresis membranes. Major manufacturers of plasmapheresis equipment include Asahi Kasei Kuraray Medical Co., Ltd., Fresenius Medical Care AG, Gambro AB and B. Braun AG.

        Industrial and specialty filtration applications.    We produce a wide range of membranes and membrane-based elements for microfiltration and ultrafiltration as well as gasification/degasification of liquids, covering a broad range of applications in the filtration market. According to Frost & Sullivan, the U.S. microfiltration and ultrafiltration membrane element market is approximately $1.7 billion and growing in excess of 8% annually. Market growth is being driven by several factors, including end-market growth in various water treatment applications. Displacement of conventional filtration media by membrane filtration due to membranes' superior cost and performance attributes and increasing purity requirements in industrial and other applications are also important to the end-market growth. We currently serve a variety of filtration end-markets, including water treatment, food and beverage processing and pharmaceutical, semiconductor and flat panel display manufacturing, and we are working closely with current and potential customers to develop innovative new products based on our technology and capabilities.

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

  •
  Liqui-Flux® Membrane Modules, based on our hollow fiber, polypropylene microfiltration and patented polyethersulfone ultrafiltration membranes, are used for water filtration, beverage processing, and prefiltration for reverse osmosis systems.

  •
  Liqui-Cel® Membrane Contactors incorporate hydrophobic hollow fiber membranes into patented module designs and are used in a wide variety of industries including beverage processing, pharmaceutical, semiconductor and flat panel display manufacturing and power generation.

  •
  SuperPhobic® Membrane Contactors are a special type of membrane contactor which can treat liquids that otherwise penetrate the membrane pores of conventional Liqui-Cel® Membrane Contactors. Typical applications involve the elimination of microbubbles in liquids which, upon occurrence, negatively impact customer production processes, quality and yield. Some applications include the degassing of ink jet inks, paper coating solutions and photoemulsion.

  •
  MicroModule® and MiniModule® membrane contactors are very small in-line degassing devices used to eliminate microbubbles in water, inks and other liquids. Typical applications include degassing water and other solutions used in laboratory, biotechnology and analytical testing equipment. Additionally, they are used for point of use ink degassing for ink jet printers.

        We believe, based on internal company estimates, that we are the world leader in membrane gasification/degasification for liquids, and, based on internal company estimates, that we are uniquely positioned as the leading independent supplier of polyethersulfone flat sheet membranes.

New product development

        We have focused our research and development efforts on developing products for new markets based on existing technologies and developing new process technologies to enhance existing businesses and allow entry into new businesses. We spent $16.8 million (3% of our net sales), $18.2 million (3% of our net sales) and $16.0 million (3% of our net sales) in fiscal 2009, fiscal 2008 and fiscal 2007, respectively, on research and development.

        Our energy storage research and development is performed at technical centers at our facilities in Owensboro, Kentucky; Prachinburi, Thailand; Selestat, France; Charlotte, North Carolina and Ochang, South Korea. Our separations media research and development is performed at technical centers at our facilities in Wuppertal, Germany and Charlotte, North Carolina. All of the products that we develop are subject to multiple levels of extensive and rigorous testing. The qualification of membrane separators for use in transportation and industrial applications, for instance, may require one or more years of testing by our staff and battery manufacturers.

Sales and marketing

        We sell our products and services to customers in both the domestic and international marketplace. We sell primarily to manufacturers and converters that incorporate our products into their finished goods.

        We employ a direct worldwide sales force and utilize approximately 90 experienced people who manage major customer relationships. Many of our sales representatives are engineers or similarly trained technical personnel who have advanced knowledge of our products and the applications for which they are used. Our sales representatives are active in new product development efforts and are strategically located in the major geographic regions in which our products are sold. In certain geographic areas, we use distributors or other agents.

        We typically seek to enter into supply contracts with our major customers. These contracts typically describe the volume and selling price. In addition, these contracts reflect our close collaborative relationships with our customers, which are driven by our customers' need to develop new separators and membranes directly with us.

        In fiscal 2009, net sales to our top five customers represented approximately 29% of our total net sales. Exide Technologies represented approximately 13% of our net sales in fiscal 2009.

Manufacturing and operations

  General

        We have manufacturing facilities in the major geographic markets of North America, Europe and Asia. We manufacture our lead-acid battery membrane separators at our facilities in Owensboro, Kentucky; Corydon, Indiana; Piney Flats, Tennessee; Selestat, France; Norderstedt, Germany; Feistritz, Austria; Prachinburi, Thailand; and Tianjin, China. We also have a finishing operation at our facility in Bangalore, India. We manufacture our lithium battery membrane separators at our facility in Charlotte, North Carolina, and have a finishing operation at our facility in Shanghai, China. In May 2008, we acquired a facility in South Korea that began production of lithium battery separators in the second quarter of fiscal 2009. We manufacture our healthcare membranes and industrial and specialty filtration membranes and membrane modules at facilities in Wuppertal and Obernberg, Germany and Charlotte, North Carolina.

        In fiscal 2009, fiscal 2008 and fiscal 2007, we generated net sales from customers outside the United States of approximately 77%, 77%, and 83%, respectively. We typically sell our products in the currency of the country in which the products are manufactured rather than the local currency of our customers.

        Our manufacturing facilities in North America accounted for 34% of total sales for fiscal 2009, with facilities in Europe accounting for 46% and facilities in Asia accounting for 20%. Our foreign operations are subject to certain risks that could materially affect our sales, profits, cash flows and financial position. These risks include fluctuations in foreign currency exchange rates, inflation, economic or political instability, shipping delays, changes in applicable laws and regulatory policies and various trade restrictions, all of which could have a significant impact on our ability to deliver products on a competitive and timely basis. The future imposition of, or significant increases in the level of, customs duties, import quotas or other trade restrictions could also have a material adverse effect on our business, financial condition and results of operations.

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

Competition

        Our markets are highly competitive. Within our energy storage segment, our primary competitors in the market for membrane separators used in lead-acid batteries for transportation and industrial applications are Entek International LLC ("Entek") in North America and Europe and Nippon Sheet Glass Co., Ltd. in Japan. In addition, we have a number of smaller competitors in South Korea, Indonesia, China and Taiwan. We also compete with Asahi Kasei Chemicals Corporation, Tonen Chemical Corporation (a subsidiary of ExxonMobil), Ube Industries Limited and SK Energy (a subsidiary of SK Group) as well as a number of smaller competitors in the market for membrane separators used in lithium batteries.

        Within our separations media segment, we compete primarily with Asahi Kasei Kuraray Medical Co., Ltd., Fresenius Medical Care, Gambro AB and Toyobo Co. Ltd. for membranes used in dialysis. In addition, we compete primarily with Terumo Medical Corp. in the blood oxygenation market and Asahi Kasei Kuraray Medical Co., Ltd. and Fresenius Medical Care in the plasmapheresis market. Also within our separations media segment, our industrial and specialty filtration business competes across multiple markets and applications. Principal competitors include Dainippon Ink and Chemicals, Inc., Koch Membrane Systems (a division of Koch Industries), Norit B.V., Millipore Corporation and Pall Corporation. Product innovation and performance, quality, service, utility and cost are the primary competitive factors, with technical support being highly valued by our customers. We believe that we are well positioned in our end-markets for the reasons set forth under "—Competitive strengths" above.

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

Employees

        At January 2, 2010, we had approximately 1,900 employees worldwide. Employees at six of our 14 facilities are unionized and account for approximately 40% of our total employees. The following summarizes those employees represented by unions as of January 2, 2010:

Location	Number of unionized employees	% of total	Date of contract renegotiation
Norderstedt, Germany	50	86	Annual
Obernberg, Germany	19	79	Annual
Wuppertal, Germany	345	87	Annual
Selestat, France	137	78	June 2010
Owensboro, Kentucky	128	71	April 2012
Corydon, Indiana	83	79	August 2013

Total	762

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

        We have conducted some cleanup of on-site releases at some facilities and we will be conducting additional cleanups of on-site contamination at other facilities under regulatory supervision or voluntarily. Costs for such work and related measures (such as eliminating sources of contamination) could be substantial, particularly at our Wuppertal, Germany and Potenza, Italy facilities. The Italian facility was closed in 2008 in connection with a restructuring. We have established reserves for environmental liabilities of $45.4 million as of January 2, 2010. However, we do not anticipate that the remediation activities will disrupt operations at our facilities or have a material adverse effect on our business, financial condition or results of operations. In addition, we have asserted claims under an indemnity from Akzo Nobel N.V., the prior owners of Membrana. The indemnity is expected to provide indemnification of a substantial percentage of anticipated environmental costs at Wuppertal. The amount receivable under the indemnification agreement at January 2, 2010 was $17.6 million. To date we have not had any significant disagreement with Akzo Nobel N.V. over its environmental indemnity obligations to us.

Intellectual property rights

        We consider our patents and trademarks, in the aggregate, to be important to our business and seek to protect our tradenames, trademarks, brandnames, proprietary technology and know-how in part through United States and foreign patents and trademark registrations. However, no individual patent is material to our business, and the expiration or invalidation of any one patent would not have a material impact on our business. We own approximately 130 active unique patents and patent applications relating to our separator, membrane and module technologies. In general, the term of each of our U.S. patents depends on when the patent was filed. A patent will expire either 20 years from the date the application was filed, or 17 years from the date of issuance, whichever is longer, if it was filed prior to June 8, 1995; or 20 years from the date the application was filed if it was filed on or after June 8, 1995.

        In general, trademarks are valid as long as they are in use and/or their registrations are properly maintained, and trademark registrations can generally be renewed indefinitely so long as the marks are in use. Some of our registered marks include CELGARD®, Liqui-Cel®, Daramic® and PUREMA®.

        In addition, we maintain certain trade secrets for which, in order to maintain the confidentiality of such trade secrets, we have not sought patent protection. Our company policies require our employees to assign their intellectual property rights to us and to treat all proprietary technology as our confidential information.

        We have granted security interests or liens on some of our patents to financial institutions, including to lenders under our senior secured credit facilities.

        If we fail to adequately protect our intellectual property rights, competitors may manufacture and market products similar to ours. The loss of protection for our intellectual property could reduce the market value of our products, reduce product sales, and lower our profits or impair our financial condition. See "Item 1A. Risk Factors. If we are unable to adequately protect our intellectual property, we could lose a significant competitive advantage."

Available Information

        You may obtain free copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as filed with or furnished to the Securities and Exchange Commission ("SEC"), as soon as reasonably practicable after such material is filed with, or furnished to the SEC on our website at www.polypore.net.

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

        The primary raw materials we use in the manufacture of most of our products are polyethylene and polypropylene resins, silica, paper and oil. In fiscal 2009, raw materials accounted for approximately 35% of our cost of sales. Although our major customer contracts generally allow us to pass increased costs on to our customers, we may not be able to pass on all raw material price increases to our customers in each case or without delay. The loss of any of our key suppliers could disrupt our business until we secure alternative supply arrangements. Furthermore, any new supply agreement we enter into may not have terms as favorable as those contained in our current supply arrangements.

Our substantial indebtedness could harm our ability to react to changes in our business or to market developments and prevent us from fulfilling our obligations under our indebtedness.

        We have incurred a significant amount of indebtedness. As of January 2, 2010, our consolidated indebtedness, is $803.4 million. For fiscal 2009, our interest expense was $57.1 million.

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

        At January 2, 2010, we had variable rate debt of $363.7 million. An interest rate increase would result in an increase in interest expense. Our earnings may not be sufficient to allow us to meet any such increases in interest rate expense and to pay principal and interest on our debt and meet our other obligations. If we do not have sufficient earnings, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell more securities, none of which we can guarantee we will be able to do.

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

        Our manufacturing facilities in North America accounted for 34% of total net sales for fiscal 2009, with facilities in Europe accounting for 46% and facilities in Asia accounting for 20%. Typically, we sell our products in the currency of the country where the manufacturing facility that produced the products is located. In addition, as part of our growth and acquisition strategy, we may expand our operations in these or other foreign countries. Our foreign operations are, and any future foreign operations will be, subject to certain risks that are unique to doing business in foreign countries. These risks include fluctuations in foreign currency exchange rates, inflation, economic or political instability, shipping delays, changes in applicable laws and regulatory policies and various trade restrictions. All of these risks could have a negative impact on our ability to deliver products to customers on a competitive and timely basis. This could reduce or impair our sales, profits, cash flows and financial position. The future imposition of, or significant increases in the level of, customs duties, import quotas or other trade restrictions could also increase our costs and reduce our profits.

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

        In 2009 and 2008, we implemented restructuring plans in our energy storage segment to align lead-acid battery separator production capacity with demand, reduce costs and position ourselves to meet future growth opportunities We cannot guarantee that we will achieve or sustain the targeted benefits under these restructuring plans. The timing, scope and costs of these restructuring plans are subject to change. As a result, our restructuring activities could disrupt our business and have an adverse impact on our financial condition.

We have recorded a significant amount of intangible assets, which may never generate the returns we expect.

        Our net identifiable intangible assets at January 2, 2010 were approximately 12% of our total assets. Such assets include trademarks and trade names, license agreements and technology acquired in acquisitions. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, was approximately 35% of our total assets at January 2, 2010. Goodwill and identifiable intangible assets are recorded at fair value on the date of acquisition and are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, and adverse changes in applicable laws or regulations. We may never realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets would reduce our profits for the fiscal period in which the write-off occurs. During the fourth quarter, we performed our annual goodwill impairment assessment as of the first day of the fourth quarter and determined that the implied fair value of the lead-acid reporting unit's goodwill exceeded its carrying value. As a result, we recorded a non-cash impairment charge to goodwill of $131.5 million in the fourth quarter.

Legal proceedings could have an adverse impact on our financial condition.

        From time to time, we are party to legal proceedings including matters involving personnel and employment issues, personal injury, intellectual property, acquisitions and other proceedings arising in the ordinary course of business.

        On September 9, 2008, the United States Federal Trade Commission ("FTC") issued an administrative complaint against us alleging that our actions and the acquisition of Microporous Holding Corporation, the parent company of Microporous Products L.P. ("Microporous") have substantially lessened competition in North American markets for lead-acid battery separators. We filed an answer to the complaint on October 15, 2008 denying the material allegations of the complaint. The matter was presented before an Administrative Law Judge ("ALJ") of the FTC and the hearing concluded on June 12, 2009. In October 2009, the ALJ granted our request to re-open the record to take additional evidence. On February 22, 2010, the FTC's ALJ issued an initial decision in which he recommended to the Commission that it order us to divest substantially all of the acquired Microporous assets, which includes the manufacturing facilities located in Piney Flats, Tennessee and Feistritz, Austria and restore the competitive environment to that which existed prior to the acquisition.

        We believe that the initial decision is inconsistent with the law and the facts presented at the hearing and, therefore, intend to appeal this decision.

        It is not possible, however, to predict with certainty whether we will be successful in the appellate process. If the FTC and the courts affirm the ALJ's initial decision, then we may be required to divest some or all of the assets acquired in the Microporous acquisition and we may be subject to some prospective restrictions on our future conduct. We believe that a final judicial resolution to the challenge by the FTC to the Microporous acquisition could take several years.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate headquarters are located in leased office space in Charlotte, North Carolina. Our manufacturing facilities are strategically located to serve our customers globally:

Location(1)	Floor area (sq. ft.)	Business segment	Certification
Owensboro, Kentucky(2)(4)	277,000	Energy Storage	ISO 14001, ISO 9001
Prachinburi, Thailand	166,000	Energy Storage	ISO 14001, ISO 9001
Corydon, Indiana(2)	161,000	Energy Storage	ISO 14001, ISO 9001
Selestat, France	153,000	Energy Storage	ISO 14001, ISO 9001
Norderstedt, Germany	124,000	Energy Storage	ISO 14001, ISO 9001
Piney Flats, Tennessee(2)	121,000	Energy Storage	ISO 9001
Ochang, South Korea	105,000	Energy Storage	ISO 9001
Feistritz, Austria	52,000	Energy Storage	ISO 9001
Tianjin, China	47,000	Energy Storage	ISO 14001, ISO 9001
Shanghai, China(3)	40,000	Energy Storage	ISO 9001
Bangalore, India(3)	10,000	Energy Storage	ISO 14001, ISO 9001, OSHA 18001
Charlotte, North Carolina(2)	350,000	Energy Storage and Separations Media	ISO 14001, ISO 9001
Wuppertal, Germany	1,503,000	Separations Media	ISO 14001, ISO 9001
Obernberg, Germany(3)	23,000	Separations Media	ISO 9001

(1)
Excludes leased sales offices in Shenzhen, China; Tokyo, Japan; and Sao Paulo, Brazil.

(2)
These domestic facilities serve as collateral under the senior secured credit facilities.

(3)
Polypore owns the equipment and leases the facility.

(4)
In October 2009, we implemented a restructuring plan which will idle production capacity at this facility in 2010.

Item 3.    Legal Proceedings

        On March 20, 2008, we received a letter from the United States Federal Trade Commission (the "FTC") requesting that we voluntarily provide certain documents and information to the FTC regarding our acquisition of Microporous Holding Corporation, the parent company of Microporous Products L.P. ("Microporous"), which was completed on February 29, 2008. The letter stated that the FTC was conducting an investigation to determine whether the Microporous acquisition will substantially lessen competition in any relevant market and thereby violate federal antitrust laws. We voluntarily responded to the letter in writing and through supplemental telephone conversations and meetings.

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

        On September 9, 2008, the FTC issued an administrative complaint against us alleging that our actions and the acquisition of Microporous have substantially lessened competition in North American markets for lead-acid battery separators. We filed an answer to the complaint on October 15, 2008 denying the material allegations of the complaint. The matter was presented before an Administrative Law Judge ("ALJ") of the FTC and the hearing concluded on June 12, 2009. In October 2009, the ALJ granted our request to re-open the record to take additional evidence. On February 22, 2010, the FTC's ALJ issued an initial decision in which he recommended to the Commission that it order us to divest substantially all of the acquired Microporous assets, which includes the manufacturing facilities located in Piney Flats, Tennessee and Feistritz, Austria and restore the competitive environment to that which existed prior to the acquisition.

        We believe that the initial decision is inconsistent with the law and the facts presented at the hearing and that the Microporous acquisition is and will continue to be beneficial to our customers and the industry. Therefore, we intend to continue to vigorously defend our position and to appeal the decision. It is not possible, however, to predict with certainty whether we will be successful in the appellate process. If the FTC and the courts affirm the ALJ's initial decision, then we may be required to divest some or all of the assets acquired in the Microporous acquisition and we may be subject to some prospective restrictions on our future conduct. We believe that a final judicial resolution to the challenge by the FTC to the Microporous acquisition could take several years.

        We believe that the final resolution of this matter will not have a material adverse impact on our business, financial condition or results of operations.

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "PPO" and has been traded on the NYSE since our initial public offering on June 28, 2007. Warburg Pincus, directly or indirectly, owns 47.7% of our common stock. As of February 16, 2010, there were approximately 3,950 holders of our common stock, representing primarily persons whose stock is held in nominee or "street name" accounts through brokers.

        We did not declare or pay any dividends on our common stock in fiscal 2009 or 2008, and we do not expect to pay any such dividends in fiscal 2010. The indenture relating to our 8 3/4% senior subordinated notes and our senior secured credit facility restrict or limit our ability to, among other things, declare dividends and make payments on or redeem or repurchase capital stock.

        The low and high sales prices for the Company's common stock for each full quarterly period within the two most recent fiscal years were as follows:

	Fiscal 2009	Fiscal 2008
First Quarter	$2.38 - $10.08	$15.01 - $22.33
Second Quarter	$4.93 - $11.98	$19.90 - $27.24
Third Quarter	$9.16 - $13.69	$17.27 - $29.26
Fourth Quarter	$10.17 - $14.10	$3.59 - $23.67

        The following table summarizes information about the options under our equity compensation plans as of January 2, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders(1)	3,376,377	$8.12	116,307

(1)
Includes options to purchase shares of our common stock under our 2006 Stock Option Plan and 2007 Stock Incentive Plan, both of which were adopted prior to our initial public offering and were approved by our Board of Directors. A description of the equity compensation plans appears under "Note 18—Stock-Based Compensation Plans" in the Notes to the Consolidated Financial Statements for the year ended January 2, 2010 included in Item 8 of this Report.

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

	Jun-07	Dec-07	Dec-08	Dec-09
Polypore International	100.00	97.06	41.93	66.00
Russell 2000	100.00	91.12	60.33	76.73
S&P Industrial Machinery	100.00	103.17	61.86	86.42

Item 6.    Selected Financial Data

        The following table presents selected historical consolidated financial data of Polypore International for the fiscal years ended January 2, 2010, January 3, 2009, December 29, 2007, December 30, 2006 and December 31, 2005. The selected historical consolidated financial data has been derived from Polypore International's audited consolidated financial statements.

        The information presented below should be read together with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included in "Item 8. Financial Statements and Supplementary Data."

Statement of operations data (in millions, except share data):	Fiscal 2009	Fiscal 2008	Fiscal 2007	Fiscal 2006	Fiscal 2005
Net sales	$516.9	$610.5	$534.7	$478.2	$431.1

Gross profit	195.8	215.7	197.0	164.9	150.5
Selling, general and administrative expenses	100.4	108.3	93.6	87.5	75.1
Business restructuring	21.3	59.9	(0.9)	37.0	8.7
Goodwill impairment	131.5	—	—	—	—
Change in accounting principle related to postemployment benefits	—	—	—	(2.6)	—

Operating income (loss)	(57.4)	47.5	104.3	43.0	66.7
Interest expense, net	57.1	60.7	81.0	92.3	82.0
Foreign currency and other	(0.7)	(2.5)	1.6	3.2	(4.5)
Costs related to purchase of 10.5% senior discount notes	—	—	30.1	—	—
Write-off of loan acquisition costs associated with refinancing of senior secured credit facilities	—	—	7.2	—	—

Income (loss) from continuing operations before income taxes	(113.8)	(10.7)	(15.6)	(52.5)	(10.8)
Income taxes	3.5	6.8	(16.0)	(22.9)	(8.3)

Income (loss) from continuing operations	(117.3)	(17.5)	0.4	(29.6)	(2.5)
Income (loss) from discontinued operations, net of income taxes	—	2.3	0.1	(0.2)	(0.4)

Income (loss) before the cumulative effect of a change in accounting principle	(117.3)	(15.2)	0.5	(29.8)	(2.9)
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	0.2	—

Net income (loss)	$(117.3)	$(15.2)	$0.5	$(29.6)	$(2.9)

Net income (loss) per common share—basic and diluted:(1)
Continuing operations	$(2.64)	$(0.41)	$0.02	$(1.17)	$(0.10)
Discontinued operations	—	0.06	—	(0.01)	(0.02)
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	0.01	—

Net income (loss) per share	$(2.64)	$(0.36)	$0.02	$(1.17)	$(0.12)

Weighted average shares outstanding:
Basic(1)	44,385,552	42,777,531	32,942,214	25,313,130	25,271,252
Diluted(1)	44,385,552	42,777,531	33,237,230	25,313,130	25,271,252

(1)
The weighted average shares outstanding for fiscal years 2006 and 2005 have been adjusted to give effect for the stock split of 147.422-for-one on June 25, 2007.

Balance sheet data (at end of period) (in millions):	Fiscal 2009	Fiscal 2008	Fiscal 2007	Fiscal 2006	Fiscal 2005
Total assets	$1,352.6	$1,498.9	$1,429.0	$1,389.9	$1,364.6
Total debt and capital lease obligation, including current portion	803.4	803.3	822.8	1,048.9	1,002.8
Shareholders' equity	284.3	395.8	338.3	69.7	93.3

Other financial data (in millions):	Fiscal 2009	Fiscal 2008	Fiscal 2007	Fiscal 2006	Fiscal 2005
Depreciation and amortization	$51.4	$55.1	$48.9	$60.2	$54.1
Capital expenditures	16.3	48.0	29.8	24.0	13.0
Net cash provided by (used in):
Operating activities	53.2	94.7	69.3	50.0	64.2
Investing activities	(19.9)	(129.8)	(35.3)	(23.9)	(13.0)
Financing activities	(6.8)	65.7	(40.4)	(3.0)	(52.8)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included in "Item 8. Financial Statements and Supplementary Data." Some of the information contained in this discussion and analysis or included elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Please see "Forward-looking statements" for more information. You should review the "Risk factors" for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements.

Overview

        We are a leading global high technology filtration company that develops, manufactures and markets specialized microporous membranes used in separation and filtration processes. In fiscal 2009, we generated total net sales of $516.9 million. We operate in two business segments: (i) the energy storage segment, which accounted for approximately 71% of our fiscal 2009 net sales; and (ii) the separations media segment, which accounted for approximately 29% of our fiscal 2009 net sales. We manufacture our products at facilities in North America, Europe and Asia. Net sales from foreign locations were $351.5 million for fiscal 2009.

  Energy Storage Segment

        In the energy storage segment, our membrane separators are a critical performance component in lithium batteries, which are primarily used in consumer electronics and electric drive vehicle ("EDV") applications, and lead-acid batteries, which are used globally in transportation and numerous industrial applications. We believe the global economic recession adversely impacted sales in 2009 and may continue to have an adverse impact in the near future. Although the short-term economic outlook is uncertain, we believe that the long-term growth drivers for the energy storage business—growth in Asia, increasing demand for consumer electronics and the emergence of EDV applications—remain intact. We have and will continue to position ourselves to capitalize on these future growth opportunities.

        Lithium batteries are the power source in a wide variety of electronics applications ranging from notebook computers and mobile phones to cordless power tools. In addition to consumer electronics applications, development and investment in lithium batteries for use in EDV applications is accelerating. In late 2008, we completed a lithium battery separator capacity expansion at our Charlotte, NC facility. In late 2009, we initiated a $102.0 million expansion aimed at enhancing our position as a market leader in supplying lithium separators for EDV applications. The expansion will be partially funded by a $49.2 million grant from the U.S. Department of Energy ("DOE") and includes the existing Charlotte, NC facility and construction of a new manufacturing facility in Concord, NC, which is expected to begin in the second half of 2010. In 2008, we acquired a lithium battery separator company in South Korea which was subsequently renamed Celgard Korea, Inc. In early 2010, we initiated a $30.0 million capacity expansion at this facility to serve growth in consumer electronics applications in Asia.

        In the lead-acid battery market, the high proportion of aftermarket replacement sales and the steady growth of the worldwide fleet of motor vehicles provide us with a growing recurring revenue base in lead-acid battery separators. Worldwide demand for lead-acid battery separators is expected to continue to grow at slightly more than annual economic growth. The Asia-Pacific region is the fastest growing market for lead-acid battery separators. Growth in this region is driven by the increasing penetration of automobile ownership, growth in industrial and manufacturing sectors, export incentives and ongoing conversion to the polyethylene-based membrane separators we produce. We have positioned ourselves to benefit from growth in Asia by expanding capacity at our Prachinburi, Thailand facility, acquiring the remaining 40% minority interest in our production facility in Tianjin, China and establishing an Asian Technical Center in Thailand. In addition, on April 1, 2008, we acquired the battery separator manufacturing assets of Super-Tech Battery Components Pvt. Ltd., located in Bangalore, India. In 2010, we will expand out operations in India. We will continue to focus our resources and assets to capitalize on growth in this important region.

        The North American market for lead-acid battery separators is characterized by relatively low growth and excess capacity. As a result of these factors and management estimates of future demand, we implemented a restructuring plan to idle capacity at our manufacturing facility in Owensboro, Kentucky.

        A supply agreement for lead-acid battery separators with Exide Technologies ("Exide"), a customer of our energy storage segment, expired on December 31, 2009. On January 19, 2010, we announced a new multi-year supply agreement with Exide where we will supply the majority of Exide's lead-acid separators on a global basis.

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

Critical accounting policies

        Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations, and that require the use of complex and subjective estimates based on past experience and management's judgment. Because of uncertainty inherent in such estimates, actual results may differ from these estimates. Below are those policies that we believe are critical to the understanding of our operating results and financial condition. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors. For additional accounting policies, see Note 2 of the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data."

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

  Impairment of intangibles and goodwill

        Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill and indefinite-lived intangible assets are not amortized, but are subject to annual impairment testing unless circumstances dictate more frequent assessments. We perform our annual impairment assessment for goodwill and indefinite-lived intangibles as of the first day of the fourth quarter of each fiscal year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Goodwill impairment testing is a two-step process performed at the reporting unit level. Our reporting units are at the operating segment level. Step one compares the fair value of our reporting units to their carrying amount. The fair value of the reporting unit is determined using the income approach, corroborated by comparison to market capitalization and key multiples of comparable companies. Under the income approach, we determine fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit's carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit's assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to the excess.

        Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, strategic plans and future market conditions, among others. There can be no assurance that our estimates and assumptions made for purposes of the goodwill impairment testing will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved or changes in strategy or market conditions occur, the Company may be required to record goodwill impairment charges in future periods. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

        We completed our annual impairment test as of the first day of the fourth quarter and recognized a goodwill impairment charge of $131.5 million for our lead-acid reporting unit of the energy storage segment. At the date of our annual impairment test, a 5% and 10% decrease in the estimated free cash flow assumptions for the lead-acid reporting unit would have increased the impairment charge by $22.1 million and $43.9 million, respectively. A 1% increase in the discount rate would have increased the impairment charge by $46.0 million.

        We determined that the estimated fair value of our other reporting units significantly exceeded their carrying amounts, and a 10% decrease in fair value for each of these reporting units would not have resulted in a goodwill impairment charge.

  Pension and other postretirement benefits

        Certain assumptions are used in the calculation of the actuarial valuation of our defined benefit pension plans and other postretirement benefits. Two critical assumptions, discount rate and expected return on assets, are important elements of plan expense and/or liability measurement and differences between actual results and these two actuarial assumptions can materially affect our projected benefit obligation or the valuation of our plan assets. Other assumptions involve demographic factors such as retirement, expected increases in compensation, mortality and turnover. The discount rate enables us to state expected future cash flows at a present value on the measurement date. The discount rate assumptions are based on the market rate for high quality fixed income investments, and are thus subject to change each year. At January 2, 2010, a 1% decrease in the discount rate would increase our projected benefit obligations and the unfunded status of our pension plans by $13.0 million. The expected rates of return on our pension plans' assets are based on the asset allocation of each plan and the long-term projected return of those assets. For 2009, if the expected rate of return on pension plan assets were reduced by 1%, the result would have increased our net periodic benefit expense for fiscal 2009 by $0.2 million. At January 2, 2010, if the actual plan assets were reduced by 1%, the unfunded status of our pension plans would increase by $0.2 million.

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

Results of operations

        The following table sets forth, for the fiscal years indicated, certain historical operating data of Polypore International in amount and as a percentage of net sales (in millions):

	Fiscal Year
(in millions)	2009	2008	2007
Net sales	$516.9	$610.5	$534.7

Gross profit	195.8	215.7	197.0
Selling, general and administrative expenses	100.4	108.3	93.6
Business restructuring	21.3	59.9	(0.9)
Goodwill impairment	131.5	—	—

Operating income (loss)	(57.4)	47.5	104.3
Interest expense, net	57.1	60.7	81.0
Costs related to purchase of 10.50% senior discount notes	—	—	30.1
Write-off of loan acquisition costs associated with refinancing of senior secured credit facilities	—	—	7.2
Foreign currency and other	(0.7)	(2.5)	1.6

Loss from continuing operations before income taxes	(113.8)	(10.7)	(15.6)
Income taxes	3.5	6.8	(16.0)

Income (loss) from continuing operations	$(117.3)	$(17.5)	$0.4

	Fiscal Year
(percent of sales)	2009	2008	2007
Net sales	100.0%	100.0%	100.0%

Gross profit	37.9	35.3	36.8
Selling, general and administrative expenses	19.4	17.7	17.5
Business restructuring	4.1	9.8	(0.1)
Goodwill impairment	25.5	—	—

Operating income (loss)	(11.1)	7.8	19.4
Interest expense, net	11.0	9.9	15.1
Costs related to purchase of 10.50% senior discount notes	—	—	5.6
Write-off of loan acquisition costs associated with refinancing of senior secured credit facilities	—	—	1.3
Foreign currency and other	(0.1)	(0.4)	0.3

Loss from continuing operations before income taxes	(22.0)	(1.8)	(2.9)
Income taxes	0.7	1.1	(3.0)

Income (loss) from continuing operations	(22.7)%	(2.9)%	0.1%

  Fiscal 2009 compared with fiscal 2008

        Net sales.    Net sales for fiscal 2009 were $516.9 million, a decrease of $93.6 million, or 15.3%, from fiscal 2008. Energy storage sales for fiscal 2009 were $367.6 million, a decrease of $82.6 million, or 18.3%. Lithium battery separator sales decreased by 15.6% due to the impact of the weak economic environment on consumer electronics purchases. Lead-acid battery separator sales decreased by 19.2%, including the negative impact of dollar/euro exchange rate fluctuations of $5.5 million. The primary reason for the decline in lead-acid battery separator sales in fiscal 2009 was the loss of a customer at the end of fiscal 2008. Sales to this customer in fiscal 2008 were $52.4 million. In addition, demand for the Company's lead-acid battery separators were negatively impacted by the recent economic environment, particularly in North America and Europe. Sales to our largest customer decreased approximately $18.0 million in 2009. In the third and fourth quarters of 2009, we estimate that we shipped slightly more than $10.0 million of advance orders to this customer for 2010 usage and demand. We believe these advance orders will negatively impact our lead-acid battery separator sales in 2010. Demand in Asia, which is the fastest growing market for lead-acid separators, continues to be strong as sales in this region increased 23.9% in fiscal 2009.

        Separations media sales for fiscal 2009 were $149.3 million, a decrease of $11.0 million, or 6.9%, from fiscal 2008, including the negative impact of dollar/euro exchange rate fluctuations of $6.5 million. Healthcare sales remained relatively consistent with the prior year as the impact of higher sales volumes of synthetic hemodialysis membranes was offset by the negative impact of dollar/euro exchange rate fluctuations. Filtration and specialty product sales decreased by 17.6% due to current macro-economic conditions and the negative impact of dollar/euro exchange rate fluctuations.

        Gross Profit.    Gross profit as a percent of net sales was 37.9% for fiscal 2009 as compared to 35.3% for fiscal 2008. Energy storage gross profit as a percent of net sales was 36.9% as compared to 35.1% for fiscal 2008, which included incremental costs associated with a strike at the Owensboro, Kentucky lead-acid battery separator facility. Excluding the 2008 strike-related costs, gross profit as a percent of sales in 2009 remained relatively consistent with the prior year. Separations media gross profit as a percent of net sales increased to 40.3% for fiscal 2009 from 36.5% for fiscal 2008. The increase was due primarily to production efficiencies and decreased energy costs.

        Selling, general and administrative expenses.    Selling, general and administrative expenses decreased by $7.9 million for fiscal 2009. Excluding the impact of dollar/euro exchange rate fluctuations, the decrease was $5.9 million, consisting primarily of reduced discretionary spending and cost savings from the 2008 restructuring plan, partially offset by $2.6 million of increased costs associated with the FTC litigation.

        Interest expense.    Interest expense for fiscal 2009 decreased by $3.6 million from fiscal 2008. The decrease in interest expense was primarily due to the lower interest rates under our senior credit facilities and positive impact of dollar/euro exchange rate fluctuations on our euro-denominated debt.

        Income taxes.    Income taxes as a percentage of pre-tax income from continuing operations for fiscal 2009 were (3.1)% as compared to (63.6)% for fiscal 2008. The income tax expense recorded in the financial statements fluctuates between years due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, changes in estimates of permanent differences and valuation allowances and the relative size of our consolidated income (loss) before income taxes.

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

        In fiscal 2009, the effective tax rate was also impacted by the goodwill impairment charge, which decreased pre-tax income with no material corresponding income tax benefit.

        The effect of each of these items on our effective tax rate on continuing operations is quantified in the table below:

	Fiscal 2009	Fiscal 2008
U.S. federal statutory rate	35.0%	35.0%
State income taxes	(0.8)	0.7
Mix of income in taxing jurisdictions	(13.4)	(7.1)
Other permanent differences and valuation allowances	2.5	0.1
Impact of goodwill impairment	(30.0)	—
Impact of 2008 restructuring	—	(91.0)
Other	3.6	(1.3)

Total effective tax rate on continuing operations	(3.1)%	(63.6)%

  Fiscal 2008 compared with fiscal 2007

        Net sales.    Net sales for fiscal 2008 were $610.5 million, an increase of $75.8 million, or 14.2%, from fiscal 2007. Energy storage sales for fiscal 2008 were $450.2 million, an increase of $70.8 million, or 18.7%. The increase in energy storage sales was due to higher lead-acid and lithium battery separator sales and the positive impact of dollar/euro exchange rate fluctuations of $11.8 million. Lead-acid battery separator sales increased by 19.5%, due primarily to the acquisition of Microporous, as well as the positive impact of dollar/euro exchange rate fluctuations and price increases earlier in 2008 to partially offset the escalation in raw material and energy costs. The expiration of a lead-acid separator supply contract with a customer will impact our sales for fiscal 2009. Sales of automotive lead-acid battery separators covered by the expired contract were approximately 9.0% of fiscal 2008 consolidated net sales. In response, we implemented a restructuring plan to align lead-acid battery separator production capacity with demand, reduce costs and position us to meet future growth opportunities. Lithium battery separator sales increased by 16.0% due to increasing demand for mobile power and the penetration of lithium-ion batteries in an increasing number of electronic devices and into new applications for large format cells.

        Separations media sales for fiscal 2008 were $160.3 million, an increase of $5.0 million, or 3.2%, from fiscal 2007. The increase in separations media sales was due to higher sales of industrial and filtration specialty products and the positive impact of dollar/euro exchange rate fluctuations of $8.7 million. Healthcare sales were consistent with the prior year as growth in sales of synthetic hemodialysis membranes and the positive impact of dollar/euro exchange rate fluctuations offset the impact of discontinued sales of cellulosic membranes. Industrial and filtration specialty product sales increased by 9.9%, driven by continued demand for high performance filtration applications and the positive impact of dollar/euro exchange rate fluctuations.

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

        The effect of each of these items on our effective tax rate on continuing operations is quantified in the table below:

	Fiscal 2008	Fiscal 2007
U.S. federal statutory rate	35.0%	35.0%
State income taxes	0.7	(2.5)
Mix of income in taxing jurisdictions	(7.1)	(20.0)
Other permanent differences and valuation allowances	0.1	7.7
Purchase of 10.50% senior discount notes and write-off of loan acquisition costs associated with refinancing of senior secured credit facility	—	27.7
Impact of 2008 restructuring	(91.0)	—
Other	(1.3)	—
Impact of Italian tax reform legislation	—	10.0
Impact of German tax reform legislation	—	45.0

Total effective tax rate on continuing operations	(63.6)%	102.9%

  Business restructuring

        The components of restructuring activity in 2009 were as follows:

(in millions)	Balance at January 3, 2009	Restructuring Charges	Asset Writedown	Cash Payments	Foreign Currency Translation	Balance at January 2, 2010
2009 Restructuring Plan:
Severance and benefits	$—	$0.1	$—	$—	$—	$0.1
Impairment	—	19.9	(19.9)	—	—	—
Other	—	0.1	—	(0.1)	—	—

	—	20.1	(19.9)	(0.1)	—	0.1
2008 Restructuring Plan:
Severance and benefits	9.9	(0.8)	—	(1.9)	0.1	7.3
Other	0.8	2.0	—	(2.3)	0.1	0.6

	10.7	1.2	—	(4.2)	0.2	7.9
2006 Restructuring Plan:
Severance and benefits	2.9	—	—	(0.2)	—	2.7
Other	0.5	—	—	(0.5)	—	—

	3.4	—	—	(0.7)	—	2.7

Total	$14.1	$21.3	$(19.9)	$(5.0)	$0.2	$10.7

        The business restructuring activity in 2008 was as follows:

(in millions)	Balance at December 29, 2007	Restructuring Charges	Asset Writedown	Cash Payments	Foreign Currency Translation	Balance at January 3, 2009
2008 Restructuring Plan:
Severance and benefits	$—	$10.4	$—	$(1.4)	$0.9	$9.9
Impairment	—	28.9	(28.9)	—	—	—
Other	—	2.0	—	(1.3)	0.1	0.8

	—	41.3	(28.9)	(2.7)	1.0	10.7
2006 Restructuring Plan:
Severance and benefits	3.5	—	—	(0.5)	(0.1)	2.9
Other	1.3	—	—	(0.8)	—	0.5

	4.8	—	—	(1.3)	(0.1)	3.4
2005 Restructuring Plan:
Severance and benefits	0.4	—	—	(0.3)	(0.1)	—

Total	$5.2	$41.3	$(28.9)	$(4.3)	$0.8	$14.1

        In addition to the amounts in the table above, the 2008 restructuring charge included $18.6 million in environmental costs.

        All restructuring charges, except for the asset impairments, will result in cash outflows which will be funded by cash from operations. We expect to make restructuring payments of $13.0 million in fiscal 2010.

        2009 restructuring plan.    The North American market for lead-acid battery separators has significant excess capacity and a highly consolidated customer base. In addition, demand for lead-acid battery separators has continued to be negatively impacted by the recent economic environment. As a result of these factors and our estimates based on recent discussions with customers about future demand requirements in North America, we implemented a restructuring plan to better align lead-acid battery separator production capacity with demand in North America.

        The restructuring plan includes idling capacity and reducing headcount at our manufacturing facility in Owensboro, Kentucky. The total estimated cost of the plan is expected to be approximately $26.2 million, including estimated cash charges of $6.3 million for severance and other costs and a non-cash impairment charge of $19.9 million for buildings and equipment. The restructuring plan includes severance costs of approximately $0.4 million, of which $0.1 million was recognized in 2009 and the remainder will be recognized in 2010. We estimate that other exit costs, consisting of costs associated with idling the Owensboro facility, are expected to be $5.9 million, of which $0.1 million has been recognized in 2009 and the remainder will be recognized over the next three years. We began implementing the plan in the fourth quarter of 2009 and recorded a restructuring charge of $20.1 million. Cash payments for severance and other exit costs are expected to be paid over the next three years. The timing, scope and costs of the restructuring plan are subject to change as we implement the plan and continue to evaluate our business needs and costs.

        2008 restructuring plan.    A supply contract between our lead-acid battery separator business and a large customer expired on December 31, 2008 and was not renewed. In response, we implemented a restructuring plan in the fourth quarter of 2008 for our energy storage segment to align lead-acid battery separator production capacity with demand, reduce costs and position ourselves to meet future growth opportunities.

        The plan included closing our facility in Potenza, Italy, streamlining production at our facility in Owensboro, Kentucky and reducing selling, general and administrative resources associated with the lead-acid battery separator business. The total cost of the restructuring plan, including environmental costs recorded in the environmental reserve of $18.6 million, is expected to be approximately $62.5 million, of which $61.2 million has been recognized. The restructuring plan included the termination of production employees at Potenza, Italy and Owensboro, Kentucky and certain selling, general and administrative employees. During 2009, we reduced the estimated cost of severance and benefits and related accrual by $0.8 million to reflect actual costs expected to be incurred. After this adjustment, the total cost of severance and benefits is expected to be approximately $9.6 million. We estimate that other costs, consisting primarily of costs associated with closing the Potenza, Italy facility, are expected to be approximately $5.4 million, of which $4.1 million has been recognized through fiscal 2009 and the remainder will be recognized over the next two years. The restructuring included a non-cash impairment charge of $28.9 million for buildings and machinery and equipment in Potenza, Italy. Cash payments for severance and other exit costs are expected to be paid over the next two years. The timing, scope and costs of these restructuring measures are subject to change as we implement the plan and continue to evaluate our business needs and costs.

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

  Foreign Operations

        At January 2, 2010, we manufacture our products at 14 strategically located facilities in North America, Europe and Asia. Net sales from the foreign locations were $351.5 million for fiscal 2009, $388.4 million for fiscal 2008 and $349.4 million for fiscal 2007. Typically, we sell our products in the currency of the country where the manufacturing facility that produces the product is located. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on our business or market opportunities within such governments' countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.

  Seasonality

        Operations at our European production facilities are traditionally subject to shutdowns for approximately one month during the third quarter of each year for employee vacations. As a result, operating income during the third quarter of fiscal years 2009, 2008 and 2007 were, and during the third quarter of any fiscal year in the future may be, lower than operating income in other quarters during the same fiscal year. In view of the seasonal fluctuations, we believe that comparisons of our operating results for the third quarter of any fiscal year with those of the other quarters during the same fiscal year may be of limited relevance in predicting our future financial performance.

Liquidity and capital resources

        Cash and cash equivalents increased to $115.0 million at January 2, 2010 from $83.0 million at January 3, 2009. The $32.0 million increase consists of cash flow from operations of $53.2 million, cash used in investing activities of $19.9 million, cash used in financing activities of $6.8 million and the positive impact of exchange rate changes on cash and cash equivalents of $5.5 million.

        Operating activities.    Net cash provided by operating activities was $53.2 million in fiscal 2009, as compared to $94.7 million in fiscal 2008. Cash provided by operating activities in fiscal 2009 consisted of cash flows from operations partially offset by an increase in working capital of $27.8 million. Accounts receivable increased due to fourth quarter sales levels. Days sales outstanding were comparable to the prior year. We have not experienced significant changes in accounts receivable aging or customer payment terms and believe that we have adequately provided for potential bad debts. Inventory and inventory days are comparable to the prior year. We believe that inventory is consistent with expected future demand. Our inventory is generally not subject to obsolescence and does not have a shelf life and we do not believe there is a significant risk of inventory impairment. Accounts payable and accrued liabilities decreased primarily due to the timing of payments.

        Net cash provided by operating activities was $94.7 million in fiscal 2008, as compared to $69.3 million in fiscal 2007. Cash provided by operating activities in fiscal 2008 consisted of cash flows from operations partially offset by an increase in working capital of $1.3 million. Accounts receivable decreased from 2007 fiscal year-end due to fourth quarter sales levels and days sales outstanding were comparable to the prior year. Inventories increased due to timing of sales and production. Accounts payable and accrued liabilities decreased primarily due to timing of payments on accounts payable and accrued liabilities.

        Investing activities.    2009 capital expenditures were $16.3 million, consisting primarily of normal maintenance on our existing facilities. In late 2009, we initiated a $102.0 million expansion for lithium battery separators at our existing Charlotte, NC facility and construction of a new manufacturing facility in Concord, NC. The expansion will be partially funded by a $49.2 million grant from the DOE. In early 2010, we approved a $30.0 million capacity expansion at our lithium battery production facility in South Korea. We have currently approved 2010 capital spending of approximately $60.0 million, net of the DOE grant award for these expansions and normal maintenance activities, and will continue to evaluate investment opportunities as they arise.

        Financing activities.    During fiscal 2009, we made payments of $4.7 million on debt and $2.3 million for the early buyout of a capital lease. Under the terms of our credit agreement, we are required to make a mandatory prepayment of term loans within ninety days of our fiscal year-end based on a specified percentage of excess cash flow, as defined in the credit agreement. For fiscal 2009, we are required to make an excess cash flow payment of $7.1 million by April 2, 2010.

        We intend to fund our ongoing operations with cash on hand, cash generated by operations and availability under the senior secured credit facility.

        Our senior secured credit facility provides for a $322.9 million term loan facility ($314.8 million outstanding at January 2, 2010) and a €35.0 million term loan facility ($48.9 million at January 2, 2010) and a $90.0 million revolving credit facility. At January 2, 2010, we had $87.2 million of borrowings available under the revolving credit facility ($90.0 million revolving credit facility less $2.8 million of undrawn standby letters of credit). The term loans mature in July 2014 and the revolving credit facility matures in July 2013. Interest rates under the senior secured credit facility are, at our option, equal to either an alternate base rate plus a 1.25% margin or the Eurocurrency base rate plus a 2.25% margin. At January 2, 2010, the interest rates on the U.S. dollar term loan and Eurodollar term loan were 2.49% and 2.68%, respectively.

        When loans are outstanding under the revolving credit facility, we are required to maintain a senior leverage ratio of indebtedness to Adjusted EBITDA of less than 3.00 to 1.00. At January 2, 2010, our senior leverage ratio was 2.05, and the entire amount of the revolving credit facility was available for borrowing.

        Adjusted EBITDA, as defined under the senior secured credit facility, was as follows:

(in millions)	Fiscal 2009
Net loss	$(117.3)
Add/Subtract:
Depreciation and amortization	51.4
Interest expense, net	57.1
Income taxes	3.5
Stock-based compensation expense	2.3
Foreign currency gain	(0.7)
Loss on disposal of property, plant, and equipment	0.3
Business restructuring	21.3
Goodwill impairment	131.5
Costs related to the FTC complaint	3.7
Other non-cash or non-recurring charges	(0.2)

Adjusted EBITDA	$152.9

        The calculation of the senior leverage ratio as defined under the senior credit facility as of January 2, 2010 is as follows:

(in millions)	Fiscal 2009
Indebtedness(1)	$313.7
Adjusted EBITDA	152.9
Actual leverage ratio	2.05x

(1)
Calculated as the sum of outstanding borrowings under the term loan facility, less the amount of cash on hand (not to exceed $50.0 million).

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

        Future principal debt payments are expected to be paid out of cash flows from operations, borrowings on our revolving credit facility and future refinancing of our debt. Our cash interest requirements for the next twelve months are estimated to be $48.3 million.

        The 8 3/4% senior subordinated notes ($439.7 million outstanding at January 2, 2010) will mature in May 2012 and are guaranteed by most of our existing and future domestic restricted subsidiaries, subject to certain exceptions. Except under certain circumstances, the 8 3/4% senior subordinated notes do not require principal payments prior to their maturity in 2012. Interest on the 8 3/4% senior subordinated notes is payable semi-annually in cash. The 8 3/4% senior subordinated notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments.

        As stated in the credit agreement, the term loans mature in July 2014 and the revolving credit facility matures in July 2013. The 8 3/4% senior subordinated notes mature on May 15, 2012. Because the senior subordinated notes are subordinated to the senior secured credit facility, if any amounts are outstanding under the senior subordinated notes at February 1, 2012, the maturity date for the term loans and the revolving credit facility will be accelerated to February 1, 2012.

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

  Environmental matters

        Environmental obligations are accrued when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value. We do not currently anticipate any material loss in excess of the amounts accrued. However, future remediation expenses may be affected by a number of uncertainties including, but not limited to, the difficulty in estimating the extent and method of remediation, the evolving nature of environmental regulations, and the availability and application of technology. We do not expect the resolution of such uncertainties to have a material adverse effect on our consolidated financial position or liquidity. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. At January 2, 2010, environmental reserves, which are predominately euro-denominated, were $45.4 million.

        In connection with the acquisition of Membrana in 2002, we recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for us to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. At January 2, 2010, the environmental reserve for the Membrana facility was $19.9 million. We anticipate that expenditures will be made over the next seven to ten years.

        We have indemnification agreements for certain environmental matters from Acordis A.G. ("Acordis") and Akzo Nobel N.V. ("Akzo"), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis's successors. Akzo's indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. We will receive indemnification payments under the indemnification agreements as expenditures are made against approved claims. At January 2, 2010 amounts receivable under the indemnification agreements were $17.6 million.

        In 2004, we identified potential environmental contamination at our manufacturing facility in Potenza, Italy. Based on environmental studies and the initial remediation plan presented to local authorities, we recorded a reserve for environmental obligations. In 2006, we further refined the remediation plan after consultations with local authorities. In December 2008, we implemented a restructuring plan which included the closure of this manufacturing facility. Based on discussions with local authorities, environmental consultants and internal personnel, we increased the environmental reserve at Potenza by $18.6 million for the estimated additional costs of environmental remediation and monitoring activities that will be required after closing the facility. Discussions with the local authorities regarding the required level of remediation are ongoing. At January 2, 2010, the environmental reserve for the Potenza, Italy facility was $23.6 million. It is reasonably possible that there is exposure to loss in excess of the amount accrued. We cannot estimate the amount of possible liability in excess of the amount accrued due to a number of factors, including the lack of local regulations, effectiveness of existing remediation technology and the amount of time local authorities may require monitoring procedures. We believe that additional costs related to this matter, if any, will not have a material effect on our financial condition. We anticipate that expenditures will be made over the next seven to ten years.

        In connection with the acquisition of Microporous, we identified potential environmental contamination at the manufacturing site in Piney Flats, Tennessee. As part of the acquisition, the seller purchased an environmental insurance policy on behalf of us and also provided indemnification for a portion of the insurance policy deductible. Subsequent to the acquisition, we performed additional environmental studies and confirmed that environmental contamination was present. At January 2, 2010, the environmental reserve for the Piney Flats, Tennessee facility was $1.9 million. We recorded the estimated cost of remediation and the related receivables from the insurance company and the seller in applying purchase accounting for the acquisition. We reached an agreement with the seller in July 2009 which, among other things, released the seller from its obligation to provide indemnification for a portion of the insurance policy deductible. Accordingly, we reduced the receivable related to this environmental matter by $0.2 million at July 4, 2009. The receivable balance at January 2, 2010 was $1.4 million.

Contractual Obligations

        The following table sets forth our contractual obligations at January 2, 2010. Some of the amounts included in this table are based on management's estimates and assumptions about these obligations, including their duration, anticipated actions by third parties and other actions. Because these estimates and assumptions are necessarily subjective, the timing and amount of payments under these obligations may vary from those reflected in this table. For more information on these obligations, see the notes to consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data."

	Payment due by Period
(in millions)	Total	2010	2011-2012	2013-2014	Thereafter
Long-term debt(1)	$363.7	$10.9	$7.5	$345.3	$—
8 3/4% senior subordinated notes(2)	439.7	—	439.7	—	—
Cash interest payments(3)	138.9	48.3	77.0	13.6	—
Operating lease obligations(4)	8.5	1.7	2.8	1.3	2.7
Business restructuring(5)	18.2	13.0	3.6	1.2	0.4

	$969.0	$73.9	$530.6	$361.4	$3.1

(1)
The term loan facilities include euro-denominated debt held by one of our foreign subsidiaries. The table assumes that the dollar/euro exchange rate is the rate at January 2, 2010 for all periods presented and that the debt is held to its stated maturity.

(2)
The 8 3/4% senior subordinated notes are due 2012. This senior subordinated debt includes €150.0 million euro denominated debt held in the U.S. The table assumes that the dollar/euro exchange rate is the rate at January 2, 2010 for all periods presented and that the debt is held to maturity.

(3)
Includes cash interest requirements on long-term debt and the 8 3/4% senior subordinated notes. Interest rates under the term loan facilities are variable and the table assumes that these rates are the same rates that were in effect at January 2, 2010. For the euro-denominated debt, the table assumes that the dollar/euro exchange rate is the rate at January 2, 2010 for all periods presented.

(4)
We lease certain equipment and facilities under operating leases. Some lease agreements provide us with the option to renew the lease agreement. Our future operating lease obligations would change if we exercised these renewal options. For euro-denominated leases, the table assumes that the dollar/euro exchange rate is the period average rate for 2009 for all periods presented.

(5)
Includes accrued restructuring costs at January 2, 2010 and other restructuring costs that will be expensed and paid as incurred.

(6)
As discussed in the notes to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data," we have long-term liabilities for pension and postretirement benefits of $70.4 million as of January 2, 2010. Our contributions for these benefit plans are not included in the table above since the timing and amount of payments are dependent upon many factors, including when an employee retires or leaves the Company, certain benefit elections by employees, return on plan assets, minimum funding requirements and foreign currency exchange rates. We estimate that contributions to the pension and postretirement plans in fiscal 2010 will be $4.2 million.

(7)
As discussed in the notes to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data," we have environmental obligations and related indemnification receivables. Payments related to these obligations and the related amounts to be indemnified under indemnification agreements are not included in the table above since the timing of payments and indemnifications is not known. We estimate that we will make payments, net of indemnification amounts, of $10.6 million in fiscal 2010. Payments against environmental obligations in fiscal 2009 were $3.5 million, net of indemnification receipts of $0.7 million. We expect payments for environmental obligations and amounts received under indemnification agreements will occur over the next seven to ten years.

(8)
As discussed in the notes to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data," we have recorded a liability of $7.6 million for uncertain tax positions. Payments related to this liability are not included in the table above since the timing of the payments is not known.

Off Balance Sheet Arrangements

        We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

New Accounting Standards

        See notes to the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" for information related to new accounting standards.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to various market risks, which are potential losses arising from adverse changes in market rates and prices, such as interest rates and foreign exchange fluctuations. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

  Interest rate risk

        At January 2, 2010, we had fixed rate debt of $439.7 million and variable rate debt of $363.7 million. To reduce the interest rate risk inherent in the Company's variable rate debt, the Company may utilize interest rate swap agreements to convert all or a portion of the variable rate debt to a fixed rate obligation. As of January 2, 2010, there were no outstanding interest rate swap agreements. The pre-tax earnings and cash flow impact resulting from a 100 basis point increase in interest rates on our variable rate debt, holding other variables constant, would be $3.6 million per year.

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

        The dollar/euro exchange rates used in our financial statements for the fiscal years ended as set forth below were as follows:

	2009	2008	2007
Period end rate	1.4317	1.3925	1.4655
Period average rate	1.3939	1.4715	1.3694

        Our strategy for management of currency risk relies primarily on conducting our operations in a country's respective currency and may, from time to time, involve foreign currency derivatives. As of January 2, 2010, we did not have any foreign currency derivatives outstanding.

Item 8.    Financial Statements and Supplementary Data

        The Company's report of independent registered public accounting firm and consolidated financial statements and related notes appear on the following pages of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of Polypore International, Inc.

        We have audited the accompanying consolidated balance sheets of Polypore International, Inc. as of January 2, 2010 and January 3, 2009 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended January 2, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polypore International, Inc. at January 2, 2010 and January 3, 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 2, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Polypore International, Inc.'s internal control over financial reporting as of January 2, 2010 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Charlotte, North Carolina March 8, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of Polypore International, Inc.

        We have audited Polypore International, Inc.'s internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Polypore International, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Polypore International, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Polypore International, Inc. as of January 2, 2010 and January 3, 2009, and the related consolidated statement of operations, shareholders' equity, and cash flows for each of the three years in the period ended January 2, 2010, and our report issued March 8, 2010 issued an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Charlotte, North Carolina March 8, 2010

Polypore International, Inc.

Consolidated balance sheets

(in thousands, except share data)	January 2, 2010	January 3, 2009
Assets
Current assets:
Cash and cash equivalents	$114,975	$83,021
Accounts receivable, net	107,122	100,409
Inventories	72,498	70,398
Refundable income taxes	—	6,277
Deferred income taxes	1,791	1,222
Prepaid and other	15,373	14,275

Total current assets	311,759	275,602
Property, plant and equipment, net	388,036	416,796
Goodwill	469,319	601,564
Intangibles and loan acquisition costs, net	165,971	184,854
Environmental indemnification receivable	14,667	17,389
Other	2,841	2,649

Total assets	$1,352,593	$1,498,854

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$17,570	$23,806
Accrued liabilities	59,835	58,777
Income taxes payable	608	—
Current portion of debt	10,860	3,780
Current portion of capital lease obligation	—	1,495
Fair value of interest rate swap agreements	—	5,477

Total current liabilities	88,873	93,335
Debt, less current portion	792,573	796,216
Capital lease obligation, less current portion	—	1,824
Pension and postretirement benefits, less current portion	66,269	66,266
Environmental reserve, less current portion	30,412	40,484
Deferred income taxes	74,160	78,815
Other	15,961	26,101
Commitments and contingencies
Shareholders' equity:
Preferred stock—15,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value—200,000,000 shares authorized, 44,417,326 and 44,377,560 issued and outstanding at January 2, 2010 and January 3, 2009	444	444
Paid-in capital	481,248	479,442
Retained deficit	(183,998)	(66,671)
Accumulated other comprehensive loss	(13,349)	(20,352)

Total Polypore shareholders' equity	284,345	392,863
Noncontrolling interest	—	2,950

Total shareholders' equity	284,345	395,813

Total liabilities and shareholders' equity	$1,352,593	$1,498,854

See notes to consolidated financial statements

Polypore International, Inc.

Consolidated statements of operations

(in thousands, except per share data)	Year ended January 2, 2010	Year ended January 3, 2009	Year ended December 29, 2007
Net sales	$516,855	$610,530	$534,667
Cost of goods sold	321,056	397,210	337,682
Business interruption insurance recovery	—	(2,400)	—

Gross profit	195,799	215,720	196,985
Selling, general and administrative expenses	100,411	108,304	93,624
Business restructuring	21,324	59,887	(886)
Goodwill impairment	131,450	—	—

Operating income (loss)	(57,386)	47,529	104,247
Other (income) expense:
Interest expense, net	57,097	60,740	80,998
Foreign currency and other	(704)	(2,484)	1,621
Costs related to purchase of 10.5% senior discount notes	—	—	30,057
Write-off of loan acquisition costs associated with refinancing of senior secured credit facilities	—	—	7,173

	56,393	58,256	119,849

Loss from continuing operations before income taxes	(113,779)	(10,727)	(15,602)
Income taxes	3,548	6,820	(16,049)

Income (loss) from continuing operations	(117,327)	(17,547)	447
Income from discontinued operations, net of income taxes	—	2,360	99

Net income (loss)	$(117,327)	$(15,187)	$546

Net income (loss) per share—basic and diluted:
Continuing operations	$(2.64)	$(0.41)	$0.02
Discontinued operations	—	0.06	—

Net income (loss) per share	$(2.64)	$(0.36)	$0.02

Weighted average shares outstanding—basic	44,385,552	42,777,531	32,942,214
Weighted average shares outstanding—diluted	44,385,552	42,777,531	33,237,230

See notes to consolidated financial statements

Polypore International, Inc.

Consolidated statements of shareholders' equity

(in thousands, except share data)	Shares of Common Stock	Common Stock	Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total	Comprehensive Income (Loss)
Balance at December 30, 2006	25,347,470	$253	$125,234	$(51,776)	$(4,049)	$—	$69,662
Net income for the year ended December 29, 2007	—	—	—	546	—	—	546	$546
Initial public offering, net of offering costs	15,000,000	150	264,687	—	—	—	264,837	—
Stock-based compensation	—	—	706	—	—	—	706	—
Repurchases of common stock, net of issuances	(20,933)	—	(290)	—	—	—	(290)	—
Cumulative effect of adjustments from the adoption of FIN 48	—	—	—	(254)	—	—	(254)	—
Adjustment to apply FAS 158, net of income tax benefit of $1,260	—	—	—	—	(2,920)	—	(2,920)	—
Purchase of 60% share of DNPET	—	—	—	—	—	2,950	2,950	—
Additional minimum pension liability, net of income tax expense of $2,954	—	—	—	—	4,197	—	4,197	4,197
Foreign currency translation adjustment, net of income tax expense of $6,910	—	—	—	—	(1,153)	—	(1,153)	(1,153)

Balance at December 29, 2007	40,326,537	403	390,337	(51,484)	(3,925)	2,950	338,281
Comprehensive income for the year ended December 29, 2007								$3,590

Net loss for the year ended January 3, 2009	—	—	—	(15,187)	—	—	(15,187)	$(15,187)
Follow-on offering, net of offering costs	3,750,000	38	84,809	—	—	—	84,847	—
Stock-based compensation	—	—	1,264	—	—	—	1,264	—
Stock option exercises, net of shares required to satisfy employee tax withholding obligations	299,379	3	1,537	—	—	—	1,540	—
Tax benefit of stock option exercises	—	—	1,495	—	—	—	1,495	—
Restricted stock grants	1,644	—	—	—	—	—	—	—
Unrealized loss on interest rate swap agreements, net of income tax benefit of $2,035	—	—	—	—	(3,442)	—	(3,442)	(3,442)
Change in net actuarial loss and prior service credit, net of income tax benefit of $330	—	—	—	—	(663)	—	(663)	(663)
Foreign currency translation adjustment, net of income tax benefit of $3,265	—	—	—	—	(12,322)	—	(12,322)	(12,322)

Balance at January 3, 2009	44,377,560	444	479,442	(66,671)	(20,352)	2,950	395,813
Comprehensive loss for the year ended January 3, 2009								$(31,614)

Net loss for the year ended January 2, 2010	—	—	—	(117,327)	—	—	(117,327)	$(117,327)
Stock-based compensation	—	—	2,265	—	—	—	2,265	—
Stock option exercises, net of shares required to satisfy employee tax withholding obligations	36,602	—	191	—	—	—	191	—
Restricted stock grants	3,164	—	—	—	—	—	—	—
Acquisition of noncontrolling interest	—	—	(650)	—	—	(2,950)	(3,600)	—
Reversal of unrealized loss on interest rate swap agreements, net of income tax expense of $2,035	—	—	—	—	3,442	—	3,442	3,442
Change in net actuarial loss and prior service credit, net of income tax expense of $1,398	—	—	—	—	3,197	—	3,197	3,197
Foreign currency translation adjustment, net of income tax expense of $978	—	—	—	—	364	—	364	364

Balance at January 2, 2010	44,417,326	$444	$481,248	$(183,998)	$(13,349)	$—	$284,345

Comprehensive loss for the year ended January 2, 2010								$(110,324)

See notes to consolidated financial statements

Polypore International, Inc.

Consolidated statements of cash flows

(in thousands)	Year ended January 2, 2010	Year ended January 3, 2009	Year ended December 29, 2007
Operating activities:
Net income (loss)	$(117,327)	$(15,187)	$546
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	34,616	36,459	31,344
Amortization expense	16,779	18,585	17,509
Amortization of loan acquisition costs	2,588	2,587	2,793
Amortization of debt discount	—	—	13,297
Stock-based compensation	2,265	1,264	706
Loss on disposal of property, plant and equipment	341	1,725	1,236
Foreign currency (gain) loss	(747)	(1,859)	189
Deferred income taxes	(10,406)	(3,646)	(32,236)
Business restructuring	21,324	59,887	(886)
Goodwill impairment	131,450	—	—
Gain on sale of synthetic paper business	—	(3,774)	—
Costs related to purchase of 10.50% senior discount notes	—	—	30,057
Write-off of loan acquisition costs associated with refinancing of senior secured credit facilities	—	—	7,173
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,174)	20,065	(7,010)
Inventories	(1,148)	(5,361)	8,282
Prepaid and other current assets	538	(556)	1,153
Accounts payable and accrued liabilities	(20,156)	(18,562)	(13,895)
Income taxes payable	6,919	(885)	1,901
Other, net	(7,731)	3,944	7,147

Net cash provided by operating activities	53,131	94,686	69,306
Investing activities:
Purchases of property, plant and equipment, net	(16,265)	(48,013)	(29,775)
Acquisitions, net of cash acquired	(3,600)	(85,795)	(5,475)
Proceeds from sale of synthetic paper business	—	4,000	—

Net cash used in investing activities	(19,865)	(129,808)	(35,250)
Financing activities:
Principal payments on debt and capital lease	(7,041)	(20,670)	(372,611)
Proceeds from revolving credit facility	—	46,000	—
Payments on revolving credit facility	—	(46,000)	—
Proceeds from stock option exercises	191	1,540	—
Proceeds from issuance of common stock, net of underwriting fees and other offering related costs	—	84,847	264,837
Proceeds from the senior secured credit facility	—	—	370,000
Purchase of the 10.50% senior discount notes	—	—	(293,666)
Loan acquisition costs	—	—	(8,672)
Repurchase of common stock	—	—	(320)
Issuance of common stock	—	—	30

Net cash provided by (used in) financing activities	(6,850)	65,717	(40,402)
Effect of exchange rate changes on cash and cash equivalents	5,538	(2,508)	6,568

Net increase in cash and cash equivalents	31,954	28,087	222
Cash and cash equivalents at beginning of year	83,021	54,934	54,712

Cash and cash equivalents at end of year	$114,975	$83,021	$54,934

Supplemental cash flow information
Cash paid for interest	$55,573	$62,380	$65,444
Cash paid for income taxes, net of refunds	7,035	12,585	13,762
Acquisitions
Fair value of assets acquired	$—	$125,368	$8,972
Liabilities assumed and incurred	—	39,573	3,497
Cash paid	—	85,795	5,475

See notes to consolidated financial statements

Polypore International, Inc.

Notes to consolidated financial statements

1. Description of Business

        Polypore International, Inc. (the "Company") is a leading global high technology filtration company that develops, manufactures and markets specialized microporous membranes used in separation and filtration processes. The Company has a global presence in the major geographic markets of North America, South America, Europe and Asia.

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

Accounting Period

        The Company's fiscal year is the 52 or 53-week period ending the Saturday nearest to December 31. The fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007 included 52 , 53 and 52 weeks, respectively.

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

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

2. Accounting Policies (Continued)

Inventories

        Inventories are carried at the lower of cost or market using the first-in, first-out method of accounting and consist of:

(in thousands)	January 2, 2010	January 3, 2009
Raw materials	$30,466	$29,266
Work-in-process	15,909	12,100
Finished goods	26,123	29,032

	$72,498	$70,398

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation is computed for financial reporting purposes on the straight-line method over the estimated useful lives of the related assets. The estimated useful lives for buildings and land improvements range from 20 to 40 years and the estimated useful lives for machinery and equipment range from 5 to 15 years.

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

Goodwill, Intangible Assets and Loan Acquisition Costs

        Goodwill and indefinite-lived intangible assets are not amortized, but are subject to annual impairment testing unless circumstances dictate more frequent assessments. The Company performs its annual impairment assessment as of the first day of the fourth quarter of each fiscal year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount.

        Goodwill impairment testing is a two-step process performed at the reporting unit level. The Company's reporting units are at the operating segment level. Step one compares the fair value of the Company's reporting units to their carrying amount. The fair value of the reporting unit is determined using the income approach, corroborated by comparison to market capitalization and key multiples of comparable companies. Under the income approach, the Company determines fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including projected cash flows, discount rates, strategic plans and future market conditions, among others. If assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved or changes in strategy or market conditions occur, the fair value of the reporting units could change significantly. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit's carrying amount exceeds its fair value, the second step must be completed to measure the amount of impairment, if any. Step two of the goodwill impairment test compares the implied fair value of the reporting unit's

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

2. Accounting Policies (Continued)

goodwill with the carrying value of its goodwill. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to the excess.

        For indefinite-lived intangible assets, the fair value of the assets is compared to the carrying value and if the carrying value is greater, an impairment loss is recognized for the difference.

        Intangible assets with finite lives are amortized over their respective estimated useful lives using the straight-line method. The useful life of customer relationships is based upon historical customer attrition rates and represents the estimated economic life of those relationships. Loan acquisition costs are amortized over the term of the related debt. Amortization expense for loan acquisition costs is classified as interest expense. Intangible assets with finite lives are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset, a loss is recognized for the difference between the fair value and carrying value of the intangible asset.

Research and Development

        The cost of research and development is charged to expense as incurred and is included in "Selling, general and administrative expenses" in the accompanying consolidated statements of operations. Research and development expense was $16,789,000, $18,167,000 and $16,048,000 in 2009, 2008 and 2007, respectively.

Stock-Based Compensation

        The Company records stock-based compensation based on the fair value of the award at the grant date. Stock-based compensation expense is recorded over the requisite service period using the straight-line method for service based awards and in the service period corresponding to the performance target for performance based awards.

Income Taxes

        Deferred tax assets and liabilities are based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes. A valuation allowance is recognized if it is more likely than not that a portion of the deferred tax assets will not be realized in the future. The tax effects from uncertain tax positions are recognized in the financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. The Company adopted authoritative guidance for uncertain tax positions on the first day of fiscal 2007 and recognized the cumulative effect of adoption by increasing the existing reserve for uncertain tax positions by $854,000, recording a deferred tax asset of $643,000, decreasing goodwill by $43,000 and decreasing retained earnings by $254,000.

Foreign Currency Translation

        The local currencies of the Company's foreign subsidiaries are the functional currencies. Assets and liabilities of the Company's foreign subsidiaries are translated into United States dollars at current exchange rates and resulting translation adjustments are reported in "Accumulated other comprehensive loss." Income statement amounts are translated at weighted average exchange rates prevailing during the period. Transaction gains and losses are included in the determination of net income.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

2. Accounting Policies (Continued)

Net Income (Loss) Per Share

        Basic net income (loss) per common share is based on the weighted-average number of common shares outstanding in each year. Diluted net income (loss) per common share considers the impact of dilution from stock options and unvested restricted stock shares as measured under the treasury stock method. Potential common shares that would increase net income per share amounts or decrease net loss per share amounts are antidilutive and excluded from the diluted net income (loss) per common share computation. For 2009 and 2008, no stock options or restricted stock shares were included in the computation of diluted loss per common share because the Company reported net losses.

Accounts Receivable and Concentrations of Credit Risk

        Accounts receivable potentially expose the Company to concentrations of credit risk. The Company provides credit in the normal course of business and performs ongoing credit evaluations on certain of its customers' financial condition, but generally does not require collateral to support such receivables. Accounts receivable, net of allowance for doubtful accounts, are carried at cost which approximates fair value. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The allowance for doubtful accounts was $7,179,000 and $7,742,000 at January 2, 2010 and January 3, 2009, respectively. The Company believes that the allowance for doubtful accounts is adequate to provide for potential losses resulting from uncollectible accounts. The Company charges accounts receivables off against the allowance for doubtful accounts when it deems them to be uncollectible on a specific identification basis. Exide Technologies, a customer of the Company's energy storage segment, accounted for approximately 13%, 14% and 15% of the Company's sales in 2009, 2008 and 2007, respectively.

Fair Value of Financial Instruments

        The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates their fair value due to the short-term maturities of these assets and liabilities. The carrying amount of borrowings under the senior secured credit facilities approximates fair value because the interest rate adjusts to market interest rates. The fair value of the 8.75% senior subordinated notes, based on a quoted market price, was $434,872,000 at January 2, 2010.

Fair Value Measurements

        Authoritative guidance establishes the following hierarchy that prioritizes the inputs to valuation methodologies used to measure fair value:

  •
  Level one: observable inputs such as quoted market prices in active markets;

  •
  Level two: inputs other than the quoted prices in active markets that are observable either directly or indirectly;

  •
  Level three: unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

2. Accounting Policies (Continued)

        As of January 2, 2010, the Company did not have any financial assets and liabilities required to be measured at fair value on a recurring basis. See Note 13 for pension assets measured at fair value on a recurring basis. See Note 7 for goodwill measured at fair value on a nonrecurring basis.

Derivatives

        Derivative instruments are recorded at fair value on the balance sheet and changes in fair value are recorded to earnings or to shareholders' equity through other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. Ineffective portions of hedges, if any, are recognized in current earnings. From time to time, the Company uses derivative financial instruments to manage interest rate risk and does not use derivatives for trading or speculative purposes. The Company enters into derivative instruments with high credit quality counterparties and has not experienced any credit losses on derivatives.

Recent Accounting Pronouncements

        In September 2006, the FASB issued fair value measurement guidance, which clarifies the definition of fair value, establishes a framework for measuring the fair value of assets and liabilities under generally accepted accounting principles and expands disclosure about fair value measurements. The provisions relating to financial assets were adopted in the first quarter of fiscal 2008 and did not have a material impact on the Company's consolidated financial statements. The provisions relating to nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value on a nonrecurring basis were adopted as of January 4, 2009, the first day of the Company's 2009 fiscal year and the adoption of this guidance did not have a material impact on the Company's accompanying consolidated financial statements.

        In December 2007, the FASB issued business combinations guidance, which provides revised standards requiring the acquirer to recognize and measure, at fair value on the acquisition date, identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. Transaction and restructuring costs generally will be expensed as incurred. This guidance also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of this guidance on January 4, 2009 did not impact the Company's accompanying consolidated financial statements.

        In December 2007, the FASB issued guidance on noncontrolling interests in consolidated financial statements, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Company adopted this guidance on January 4, 2009 and reclassified noncontrolling interests of $2,950,000 from "Other" non-current liabilities to shareholders' equity.

        In March 2008, the FASB issued guidance on disclosures about derivative instruments and hedging activities, which requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. The adoption of this guidance in the first quarter of 2009 did not have a material impact on the Company's consolidated financial statements.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

2. Accounting Policies (Continued)

        In May 2009, the FASB issued guidance on subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption did not have a material impact on the Company's consolidated financial statements.

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

4. Acquisitions

        In December 2009, the Company acquired the remaining 40% noncontrolling interest in Daramic NSG Tianjin PE Separator Co., LTD ("DNPET") for $3,600,000. DNPET is a lead-acid battery separator manufacturing facility located in Tianjin, China. The purchase price in excess of the carrying amount of the noncontrolling interest was recorded as additional paid-in capital.

        On February 29, 2008, the Company purchased 100% of the capital stock of Microporous Holding Corporation ("Microporous"). The acquisition broadened the Company's participation in the deep-cycle industrial battery market, added to its membrane technology portfolio and product breadth, enhanced service to common customers and added cost-effective production capacity. The purchase price for Microporous stock, including acquisition-related costs, was $26,980,000. The Company also repaid $33,643,000 in indebtedness of Microporous and assumed $14,235,000 of debt. The assumed debt was repaid subsequent to the acquisition. The purchase agreement provided for additional cash payments to the seller for the three years following the acquisition contingent upon the acquired business meeting defined earn-out provisions. At January 3, 2009, the Company estimated that the additional purchase price for the fiscal 2008 earn-out was $1,062,000 and allocated this amount to goodwill. In July 2009, the Company reached an agreement with the seller that effectively eliminated the Company's current and future obligations under the earn-out provision in exchange for releasing the seller from all claims under the original purchase agreement, including its environmental indemnification obligations. The impact of this agreement on amounts previously recognized in purchase accounting was a net reduction in future cash payments of $795,000. These amounts were reversed through purchase accounting with a corresponding decrease to goodwill. In addition to the amounts previously recognized, the Company will not have to make earn-out payments that would have been due under the original agreement for 2009 and 2010.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

4. Acquisitions (Continued)

        On April 1, 2008, the Company acquired the lead-acid battery separator manufacturing assets of Super-Tech Battery Components Pvt. Ltd., ("Super-Tech") located in Bangalore, India for $1,949,000.

        On May 20, 2008, the Company purchased 100% of the capital stock of Yurie-Wide Corporation ("Yurie-Wide"), a South Korean company, for $23,223,000, including acquisition-related costs. The acquisition broadened the Company's participation in the lithium battery separator market, added to its membrane technology portfolio and product breadth and added cost-effective production capacity.

        The results of operations from the 2008 acquisitions described above are included in the Company's energy storage segment from the date of acquisition. The following table summarizes the aggregate purchase price allocations for these acquisitions based upon the fair values of the assets acquired and liabilities assumed at the date of acquisition.

(in thousands)
Current assets	$16,157
Property, plant and equipment	58,807
Intangible assets	19,194
Goodwill	31,210

Total assets acquired	125,368
Current liabilities	8,767
Debt assumed	14,235
Deferred taxes and other liabilities	16,571

Total liabilities assumed	39,573

Net assets acquired	$85,795

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

5. Property, Plant and Equipment

        Property, plant and equipment consist of:

(in thousands)	January 2, 2010	January 3, 2009
Land	$19,182	$18,689
Buildings and land improvements	131,722	123,799
Machinery and equipment	398,984	402,677
Construction in progress	11,891	14,733

	561,779	559,898
Less accumulated depreciation	173,743	143,102

	$388,036	$416,796

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

6. Intangibles, Loan Acquisition and Other Costs

        Intangibles, loan acquisition and other costs consist of:

		January 2, 2010		January 3, 2009
(in thousands)	Weighted Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible and other assets subject to amortization:
Customer relationships	18	$194,479	$63,903	$194,187	$52,220
Technology and patents	9	42,831	28,107	42,371	22,798
Loan acquisition costs	7	19,087	10,721	19,087	8,133
Supply agreement	5	—	—	9,070	8,869
Trade names	15	400	49	400	22
Intangible assets not subject to amortization:
Trade names	Indefinite	11,954	—	11,781	—

		$268,751	$102,780	$276,896	$92,042

        The supply agreement expired on December 31, 2009.

        Amortization expense, including amortization of loan acquisition costs classified as interest expense, was $19,367,000 in 2009, $21,172,000 in 2008 and $20,302,000 in 2007. The Company's estimate of amortization expense for the five succeeding years is as follows:

(in thousands)
2010	$19,185
2011	19,060
2012	14,912
2013	13,151
2014	12,848

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

7. Goodwill

        The changes in carrying amount of goodwill were as follows:

(in thousands)	Energy Storage	Separations Media	Total
Goodwill	$357,370	$211,414	$568,784
Accumulated impairment charges	—	—	—

Balance as of December 29, 2007	357,370	211,414	568,784
Acquisitions	32,005	—	32,005
Income tax adjustments	(90)	865	775

Balance as of January 3, 2009	389,285	212,279	601,564
Purchase accounting adjustment related to Microporous acquisition	(795)	—	(795)
Goodwill impairment	(131,450)	—	(131,450)

Balance as of January 2, 2010	$257,040	$212,279	$469,319

Goodwill	$388,490	$212,279	$600,769
Accumulated impairment charges	(131,450)		(131,450)

Balance as of January 2, 2010	$257,040	$212,279	$469,319

        The Company completed its annual goodwill impairment assessment as of the first day of the fourth quarter. Step one of the goodwill impairment test indicated that the carrying value of the lead-acid reporting unit of the energy storage segment exceeded its fair value. The fair value of the lead-acid reporting unit was estimated using the expected present value of future cash flows, which have declined due to the recent economic environment and lower estimated future lead-acid battery separator demand in North America. Step two of the goodwill impairment test requires the Company to allocate the fair value of the lead-acid reporting unit to all of its assets and liabilities. The remaining fair value after this allocation represents the implied fair value of goodwill for the reporting unit. The Company determined that the carrying value of the lead-acid reporting unit's goodwill exceeded its implied fair value and recorded a goodwill impairment charge of $131,450,000. Goodwill impairment was measured on a nonrecurring basis using the income approach, which utilizes inputs classified as level three in the fair value hierarchy.

8. Accrued Liabilities

        Accrued liabilities consist of:

(in thousands)	January 2, 2010	January 3, 2009
Compensation expense and other fringe benefits	$16,104	$21,447
Current portion of environmental reserve	14,985	8,736
Accrued interest	5,092	5,291
Current portion of business restructuring	7,540	3,932
Taxes other than income	1,684	2,374
Other	14,430	16,997

	$59,835	$58,777

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

9. Debt

        Debt, in order of priority, consists of:

(in thousands)	January 2, 2010	January 3, 2009
Senior credit facilities:
Revolving credit facility	$—	$—
Term loan facilities	363,678	366,057
8.75% senior subordinated notes	439,755	433,875
Other	—	64

	803,433	799,996
Less current maturities	10,860	3,780

Long-term debt	$792,573	$796,216

        On July 3, 2007, the Company refinanced the senior secured credit facility with a new senior secured credit facility. The senior secured credit facility provides for a $322,894,000 term loan facility, a €35,000,000 term loan facility and a $90,000,000 revolving credit facility. At January 2, 2010, the Company had $87,151,000 of borrowings available under the revolving credit facility ($90,000,000 revolving credit facility less $2,849,000 of undrawn standby letters of credit). Interest rates under the senior secured credit facilities are, at the Company's option, equal to either an alternate base rate plus a 1.25% margin or the Eurocurrency base rate plus a 2.25% margin. The senior secured credit facility is subject to limitations on capital spending and, when loans are outstanding under the revolving credit facility, a maximum net senior leverage ratio. The Company capitalized loan acquisition costs of $8,672,000 in connection with the refinancing and wrote-off loan acquisition costs of $7,173,000 associated with the previous senior secured credit facility.

        Under the terms of the credit agreement, the Company is required to make a mandatory prepayment of term loans within ninety days of its fiscal year-end based on a specified percentage of excess cash flow, as defined in the credit agreement. As of January 2, 2010, the Company is required to make an excess cash flow payment of $7,130,000 by April 2, 2010. This amount has been included in the current portion of debt in the accompanying consolidated balance sheets.

        The Company's domestic subsidiaries guarantee indebtedness under the credit agreement. Substantially all assets of the Company and its domestic subsidiaries and a first priority pledge of 66% of the voting capital stock of its foreign subsidiaries secure indebtedness under the credit agreement. The Company's ability to pay dividends on its common stock is limited under the terms of the credit agreement.

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

        In 2004, the Company issued 10.5% senior discount notes due 2012. In July 2007, the Company used the proceeds from the initial public offering and cash on hand to purchase and retire the 10.5% senior discount notes. The purchase of the notes was accomplished by a tender offer and subsequent redemption of the notes not tendered. The total purchase price for the notes was $293,666,000,

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

9. Debt (Continued)

consisting of principal of $264,144,000 and tender and redemption premiums of $29,522,000. As a result of the purchase of the notes, the Company incurred a $30,057,000 charge to income, consisting of redemption and tender premiums of $29,522,000 and the write-off of unamortized loan acquisition costs of $535,000.

        Minimum scheduled principal repayments of debt are as follows:

(in thousands)
2010	$10,860
2011	3,730
2012	443,485
2013	3,730
2014	341,628

$803,433

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

10. Derivatives and Hedging Transactions

        To reduce the interest rate risk inherent in the Company's variable rate debt, the Company may utilize interest rate swap agreements to convert all or a portion of the variable rate debt to a fixed rate obligation. In January 2008, the Company entered into two interest rate swap agreements to effectively fix the interest rate on a portion of its term debt. The interest rate swap agreements had notional amounts of $50,000,000 and $200,000,000 and expired on June 30, 2009 and December 31, 2009, respectively. The Company designated these swap agreements as cash flow hedges with changes in fair value, net of income taxes, recorded to "Accumulated other comprehensive loss" in the accompanying consolidated balance sheets.

        The Company has euro-denominated senior subordinated notes (€150,000,000, or $214,755,000, at January 2, 2010) held in the U.S. that effectively hedge a portion of the Company's net investment in its European subsidiaries. The translation of the euro-denominated notes held in the U.S. results in foreign currency gains or losses that are included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheets.

        The impact of changes in the fair value of the interest rate swap agreements and the translation of euro-denominated senior subordinated notes on other comprehensive income is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income
	Twelve Months Ended
(in thousands)	January 2, 2010	January 3, 2009
Interest rate swap agreements	$3,442	$(3,442)
Euro-denominated senior subordinated notes	(5,880)	10,950

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

10. Derivatives and Hedging Transactions (Continued)

        For the interest rate swap agreements, the Company recognized the difference between the fixed interest rate on the swap agreements and the variable interest rate on the term debt as interest expense. The impact of the interest rate swap agreements on interest expense is as follows:

	Gain (Loss) Recognized in Income
	Twelve Months Ended
(in thousands)	January 2, 2010	January 3, 2009
Interest rate swap agreements	$(6,683)	$(1,015)

11. Commitments and Contingencies

Leases

        The Company leases certain equipment and facilities under operating leases. Rent expense was $1,508,000, $1,534,000 and $1,262,000 in 2009, 2008 and 2007, respectively.

        Future minimum operating lease payments at January 2, 2010 are:

(in thousands)
2010	$1,673
2011	1,573
2012	1,220
2013	710
2014	543

$5,719

        In October 2009, the Company exercised an early buyout option for certain machinery and equipment under a capital lease for $3,904,000.

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

Collective Bargaining Agreements

        On January 2, 2010, approximately 40% of the Company's employees are represented under collective bargaining agreements. A majority of those employees are located in Germany and France and are represented under industry-wide agreements that are subject to national and local government regulations. Labor unions also represent our employees in Owensboro, Kentucky and Corydon, Indiana.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

11. Commitments and Contingencies (Continued)

FTC Complaint

        On September 9, 2008, the United States Federal Trade Commission ("FTC") issued an administrative complaint against the Company alleging that its actions and the acquisition of Microporous have substantially lessened competition in North American markets for lead-acid battery separators. The Company filed an answer to the complaint on October 15, 2008 denying the material allegations of the complaint. The matter was presented before an Administrative Law Judge ("ALJ") of the FTC and the hearing concluded on June 12, 2009. In October 2009, the ALJ granted the Company's request to re-open the record to take additional evidence. On February 22, 2010, the FTC's ALJ issued an initial decision recommending to the Commission that it order the Company to divest substantially all of the acquired Microporous assets, which includes the manufacturing facilities located in Piney Flats, Tennessee and Feistritz, Austria and restore the competitive environment to that which existed prior to the acquisition.

        The Company believes that the initial decision is inconsistent with the law and the facts presented at the hearing and that the Microporous acquisition is and will continue to be beneficial to its customers and the industry. Therefore, the Company intends to continue to vigorously defend its position and to appeal the decision. It is not possible, however, to predict with certainty whether the Company will be successful in the appellate process. If the FTC and the courts affirm the ALJ's initial decision, then the Company may be required to divest some or all of the assets acquired in the Microporous acquisition and may be subject to some prospective restrictions on its future conduct. The Company believes that a final judicial resolution to the challenge by the FTC to the Microporous acquisition could take several years.

        The Company believes that the final resolution of this matter will not have a material adverse impact on its business, financial condition or results of operations.

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

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

12. Income Taxes

        Significant components of deferred tax assets and liabilities consist of:

(in thousands)	January 2, 2010	January 3, 2009
Deferred tax assets:
Pension and postretirement benefits	$18,074	$18,414
Foreign tax credits	1,850	1,850
State tax credits	1,178	1,642
Net operating loss carryforwards	43,987	41,171
Environmental reserve	9,588	7,856
Other	7,061	9,753

Total deferred tax assets	81,738	80,686
Valuation allowance	(16,826)	(15,423)

Net deferred tax assets	64,912	65,263
Deferred tax liabilities:
Property, plant and equipment	(75,569)	(75,849)
Goodwill and intangibles	(56,009)	(61,983)
Other	(5,703)	(5,024)

Total deferred tax liabilities	(137,281)	(142,856)

Net deferred taxes	$(72,369)	$(77,593)

        In 2009, the valuation allowance increased by $1,403,000 due to increased net operating losses in foreign countries.

        The Company had the following uncertain tax positions:

(in thousands)	January 2, 2010	January 3, 2009
Balance at beginning of the year	$8,040	$11,308
Increase related to current year positions	—	2,533
Increase related to prior year positions	62	97
Decrease related to settlements with taxing authorities	(474)	(5,797)
Other	—	(101)

Balance at end of the year	$7,628	$8,040

        The Company recognizes accrued interest and penalties related to uncertain tax positions as a component of income tax expense in its financial statements. As of January 2, 2010 and January 3, 2009, the Company had accrued for potential payment of penalties and interest of $398,000 and $336,000, respectively.

        The Company has operations in North America, Europe and Asia and files tax returns in numerous tax jurisdictions. The Company is not subject to income tax adjustments in the U.S. for tax years before 2005 and in foreign jurisdictions for tax years prior to 2000.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

12. Income Taxes (Continued)

        In 2008, the U.S. tax authority substantially completed its audit of the Company's Federal income tax returns for tax years 2003 and 2004. In 2008, the Company reclassified $5,484,000 from its reserve for uncertain tax positions (included in "Other" non-current liabilities in the accompanying balance sheet) to non-current deferred income tax liabilities to reflect the effective settlement of tax issues in these tax years. In 2009, the Company collected refunds of approximately $5,430,000 in final settlement of the U.S. audit and approximately $1,311,000 in final settlement of an audit in Austria relating to the 2005 tax year.

        Although the outcome of tax audits is uncertain, management believes that adequate provisions for income taxes have been made for potential liabilities resulting from such matters. Because audit outcomes and the timing of audit settlements are subject to significant uncertainty, the Company cannot make a reasonable estimate of the impact on earnings in the next twelve months from these audits. Management is not aware of any issues for open tax years that upon final resolution will have a material adverse effect on the Company's financial position, cash flows or consolidated operating results. The Company has been notified that tax audits will be conducted on one of its German subsidiaries for the tax years 2001, 2002 and 2003 and its Italian subsidiary for tax year 2006.

        At January 2, 2010, the Company has net operating loss carryforwards in the United States of $101,084,000 that expire beginning in 2026. The Company also has foreign net operating loses of $27,082,000 million that expire at various dates beginning in 2015. The Company utilized approximately $20,515,000 of its foreign net operating losses during 2009.

        Deferred taxes are reflected in the consolidated balance sheet as follows:

(in thousands)	January 2, 2010	January 3, 2009
Current deferred tax asset	$1,791	$1,222
Non-current deferred tax liability	(74,160)	(78,815)

Net deferred taxes	$(72,369)	$(77,593)

        Loss from continuing operations before income taxes includes the following components:

	Year Ended
(in thousands)	January 2, 2010	January 3, 2009	December 29, 2007
United States	$(168,493)	$4,610	$(59,902)
Foreign	54,714	(15,337)	44,300

	$(113,779)	$(10,727)	$(15,602)

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

12. Income Taxes (Continued)

        Income tax expense (benefit) from continuing operations consists of:

	Year Ended
(in thousands)	January 2, 2010	January 3, 2009	December 29, 2007
Current:
U.S. taxes on domestic income	$501	$850	$2,592
Foreign taxes	13,453	11,010	13,615

Total current	13,954	11,860	16,207
Deferred:
U.S. taxes on domestic income	(14,158)	1,813	(22,232)
Foreign taxes	3,752	(6,853)	(10,024)

Total deferred	(10,406)	(5,040)	(32,256)

	$3,548	$6,820	$(16,049)

        Income taxes on continuing operations at the Company's effective tax rate differed from income taxes at the statutory rate as follows:

	Year Ended
(in thousands)	January 2, 2010	January 3, 2009	December 29, 2007
Computed income taxes at the expected statutory rate	$(39,823)	$(3,754)	$(5,465)
State and local taxes	(569)	182	(1,337)
Foreign taxes	(2,931)	(2,081)	(3,439)
Changes in tax laws	—	—	(8,529)
Valuation allowance	829	9,866	(150)
Goodwill impairment	44,808	—	—
Provision for uncertain tax positions	61	2,407	2,605
Other	1,173	200	266

Income tax expense (benefit)	$3,548	$6,820	$(16,049)

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

        The Company has entered into an agreement with the Board of Investment in Thailand under which the Company's Thailand subsidiary is exempt from that country's corporate income tax on income derived from manufacturing activities. Subject to certain limitations, this agreement provides for 100% of the Company's income from manufacturing activities in Thailand to be tax-free through 2010

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

12. Income Taxes (Continued)

and portions of income to be tax-free for another five years. The income tax benefits recognized from this tax holiday were $2,094,000, $1,969,000 and $1,700,000 in 2009, 2008 and 2007, respectively.

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

	Pension Plans		Other Postretirement Benefits
(in thousands)	January 2, 2010	January 3, 2009	January 2, 2010	January 3, 2009
Change in Benefit Obligation
Benefit obligation at beginning of year	$(88,834)	$(88,743)	$(2,181)	$(2,162)
Service cost	(1,669)	(2,344)	(13)	(15)
Interest cost	(4,845)	(4,433)	(131)	(119)
Participant contributions	—	—	(29)	(37)
Actuarial gain (loss)	4,029	1,672	(263)	(121)
Benefit payments	3,309	2,941	116	222
Plan amendments	—	(550)	—	—
Foreign currency translation and other	(2,449)	2,623	—	51

Benefit obligation at end of year	(90,459)	(88,834)	(2,501)	(2,181)
Change in Plan Assets
Fair value of plan assets at beginning of year	21,170	23,915	—	—
Actual return on plan assets	2,047	(1,817)	—	—
Company contributions	2,066	2,278	87	185
Participant contributions	—	—	29	37
Benefit payments	(3,309)	(2,941)	(116)	(222)
Foreign currency translation and other	617	(265)	—	—

Fair value of plan assets at end of year	22,591	21,170	—	—

Funded status at end of year	$(67,868)	$(67,664)	$(2,501)	$(2,181)

Amounts recognized in the consolidated balance sheet consist of:
Accrued liabilities	$(3,922)	$(3,388)	$(178)	$(191)
Pension and postretirement benefits liabilities	(63,946)	(64,276)	(2,323)	(1,990)

Net amount recognized	$(67,868)	$(67,664)	$(2,501)	$(2,181)

Amounts recognized in accumulated other comprehensive loss (pre-tax) consist of:
Net actuarial loss	$1,548	$6,450	$405	$142
Prior service credit	(365)	(409)	—	—

Net amount recognized	$1,183	$6,041	$405	$142

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

13. Employee Benefit Plans (Continued)

        The accumulated benefit obligation for all defined benefit pension plans was $84,899,000 and $82,849,000 at January 2, 2010 and January 3, 2009, respectively. Each of the Company's defined benefit pension plans had accumulated benefit obligations in excess of plan assets at January 2, 2010.

        The following table provides the components of net periodic benefit cost:

	Pension Plans
	Year ended
(in thousands)	January 2, 2010	January 3, 2009	December 29, 2007
Service cost	$1,669	$2,344	$2,171
Interest cost	4,845	4,433	3,865
Expected return on plan assets	(1,077)	(993)	(1,033)
Amortization of prior service cost	(55)	(82)	(76)
Recognized net actuarial (gain)/loss	(50)	851	404
Settlement gain, net	—	—	(59)
Curtailment gain	—	—	(461)

Net periodic benefit cost	$5,332	$6,553	$4,811

	Other Postretirement Benefits
	Year ended
(in thousands)	January 2, 2010	January 3, 2009	December 29, 2007
Service cost	$13	$15	$67
Interest cost	131	119	135
Recognized net actuarial loss	—	—	18

Net periodic benefit cost	$144	$134	$220

        Weighted average assumptions used to determine the benefit obligation and net periodic benefit costs consist of:

	Pension Plans		Other Postretirement Benefits
Weighted average assumptions as of the end of year	January 2, 2010	January 3, 2009	January 2, 2010	January 3, 2009
Discount rate used to determine the benefit obligation	6.00%	5.70%	5.75%	6.25%
Discount rate used to determine the net periodic benefit costs	5.70%	5.26%	6.25%	6.00%
Expected return on plan assets	4.99%	4.97%	N/A	N/A
Rate of compensation increase	2.52%	2.52%	N/A	N/A

        The Company's pension plan assets are invested to obtain a reasonable long-term rate of return at an acceptable level of investment risk. Risk tolerance is established through consideration of plan liabilities, plan funded status and corporate financial condition. Investment risk is measured and monitored on an ongoing basis through periodic investment portfolio reviews, liability measurements and asset/liability studies. The Company's expected return on plan assets is based on historical market

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

13. Employee Benefit Plans (Continued)

data for each asset class. The assets in the pension plans are diversified across equity and fixed income investments, except for certain pension plans funded by insurance contracts. The investment portfolio has target allocations of approximately 23% equity and 77% fixed income. At January 2, 2010, the actual portfolio allocation was 8% equity, 64% bonds and 28% insurance contracts. The equity securities are considered level one securities and primarily include investments in European companies. The bonds, which are primarily investment grade European bonds, and insurance contracts are level two securities.

        The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit costs during 2010 are as follows:

(in thousands)	Pension Plans
Net actuarial gain	$(25)
Prior service credit	(56)

$(81)

        The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate for the medical plan) is 8.5% for 2010, and is assumed to trend down to 4.8% by 2026 and thereafter. A one-percentage-point change in the health care trend rates would not have a material effect on the post-retirement benefit obligation.

        In 2010, the Company expects to contribute $3,988,000 and $178,000 to its pension and postretirement benefit plans, respectively.

        The estimated future benefit payments expected to be paid for each of the next five years and the sum of payments expected for the next five years thereafter are:

(in thousands)	Pension Plans	Other Postretirement Benefits
2010	$5,552	$178
2011	4,707	155
2012	3,773	147
2013	3,964	134
2014	4,078	147
2015 - 2019	24,877	792

401(k) Plans

        The Company sponsors a 401(k) plan for U.S. salaried employees. Salaried employees are eligible to participate in the plan on January 1, April 1, July 1 or October 1 after their date of employment. Under the plan, employer contributions are defined as 5% of a participant's base salary plus a matching of employee contributions allowing for a maximum matching contribution of 3% of a participant's earnings. The cost of the plan recognized as expense was $2,661,000, $2,545,000 and $2,273,000 in 2009, 2008 and 2007, respectively.

        The Company sponsors a 401(k) plan for U.S. hourly employees subject to collective bargaining agreements. Depending on the applicable collective bargaining agreement, employer basic contributions

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

13. Employee Benefit Plans (Continued)

are defined as 3.00% or 3.50% of a participant's base earnings plus a matching of employee contributions allowing for a maximum matching contribution of 3.80% or 3.40% of a participant's earnings. The Company also makes a separate contribution for employees hired prior to January 1, 2000 and who are not eligible for the postretirement benefit plan. The cost of the plan recognized as expense was $503,000, $546,000 and $707,000 in 2009, 2008 and 2007, respectively.

14. Environmental Matters

        Environmental obligations are accrued when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value. The Company does not currently anticipate any material loss in excess of the amounts accrued. However, the Company's future remediation expenses may be affected by a number of uncertainties including, but not limited to, the difficulty in estimating the extent and method of remediation, the evolving nature of environmental regulations, and the availability and application of technology. The Company does not expect the resolution of such uncertainties to have a material adverse effect on its consolidated financial position or liquidity. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. Environmental reserves, which are predominately euro-denominated, were $45,397,000 and $49,220,000 as of January 2, 2010 and January 3, 2009, respectively.

        In connection with the acquisition of Membrana GmbH ("Membrana") in 2002, the Company recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for the Company to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. The environmental reserve for the Membrana facility was $19,852,000 and $22,627,000 at January 2, 2010 and January 3, 2009, respectively. The Company anticipates that expenditures will be made over the next seven to ten years.

        The Company has indemnification agreements for certain environmental matters from Acordis A.G. ("Acordis") and Akzo Nobel N.V. ("Akzo"), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis's successors. Akzo's indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. The Company will receive indemnification payments under the indemnification agreements as expenditures are made against approved claims. At January 2, 2010 and January 3, 2009, amounts receivable under the indemnification agreements were $17,618,000 and $17,867,000, respectively. The current portion of the indemnification receivable is included in "Prepaid and other" in the accompanying consolidated balance sheets.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

14. Environmental Matters (Continued)

        In 2004, the Company identified potential environmental contamination at its manufacturing facility in Potenza, Italy. Based on environmental studies and the initial remediation plan presented to local authorities, the Company recorded a reserve for environmental obligations. In 2006, the Company further refined the remediation plan after consultations with local authorities. In December 2008, the Company implemented a restructuring plan which included the closure of this manufacturing facility. Based on discussions with local authorities, environmental consultants and internal personnel, the Company increased the environmental reserve at Potenza as part of a restructuring charge by $18,560,000 for the estimated additional costs of environmental remediation and monitoring activities that will be required after closing the facility. The increase in the environmental reserve was included in the 2008 "Business restructuring" charge in the accompanying consolidated statements of operations. Discussions with the local authorities regarding the required level of remediation are ongoing. The environmental reserve for the Potenza, Italy facility was $23,596,000 and $23,502,000 at January 2, 2010 and January 3, 2009, respectively. It is reasonably possible that there is exposure to loss in excess of the amount accrued. The Company cannot estimate the amount of possible liability in excess of the amount accrued due to a number of factors, including the lack of local regulations, effectiveness of existing remediation technology and the amount of time local authorities may require monitoring procedures. The Company believes that additional costs related to this matter, if any, will not have a material adverse effect on the financial condition of the Company. The Company anticipates that expenditures will be made over the next seven to ten years.

        In connection with the acquisition of Microporous, the Company identified potential environmental contamination at the manufacturing site in Piney Flats, Tennessee. As part of the acquisition, the seller purchased an environmental insurance policy on behalf of the Company and also provided indemnification for a portion of the insurance policy deductible. Subsequent to the acquisition, the Company performed additional environmental studies and confirmed that environmental contamination was present. The environmental reserve for the Piney Flats, Tennessee facility was $1,949,000 and $3,076,000 at January 2, 2010 and January 3, 2009, respectively. The Company recorded the estimated cost of remediation and the related receivables from the insurance company and the seller in applying purchase accounting for the acquisition. As discussed in more detail in Note 4, the Company reached an agreement with the seller in July 2009 which, among other things, releases the seller from its obligation to provide indemnification for a portion of the insurance policy deductible. Accordingly, the Company reduced the receivable related to this environmental matter by $219,000. The receivable balance at January 2, 2010 and January 3, 2009 was $1,449,000 and $2,522,000, respectively. The current portion of the receivable is included in "Prepaid and other" in the accompanying consolidated balance sheets.

15. Business Restructuring

2009 Restructuring Plan

        The North American market for lead-acid battery separators has significant excess capacity and a highly consolidated customer base. In addition, demand for lead-acid battery separators has continued to be negatively impacted by the recent economic environment. As a result of these factors and management estimates based on recent discussions with customers about future demand requirements in North America, the Company implemented a restructuring plan in its energy storage segment to better align lead-acid battery separator production capacity with demand in North America.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

15. Business Restructuring (Continued)

        The restructuring plan includes idling capacity and reducing headcount at the Company's manufacturing facility in Owensboro, Kentucky. The total estimated cost of the plan is expected to be approximately $26,233,000, including estimated cash charges of $6,337,000 for severance and other exit costs and a non-cash impairment charge of $19,896,000 for buildings and equipment. The Company began implementing the plan in the fourth quarter of 2009 and recorded a restructuring charge of $20,101,000. The restructuring plan includes severance costs of approximately $442,000, of which $132,000 was recognized in 2009 and the remainder will be recognized in 2010. The Company estimates that other exit costs, consisting of costs associated with idling the Owensboro facility, are expected to be $5,895,000, of which $73,000 has been recognized in 2009 and the remainder will be recognized over the next three years. The timing, scope and costs of the restructuring plan are subject to change as the Company implements the plan and continues to evaluate its business needs and costs.

2008 Restructuring Plan

        A supply contract between the Company's lead-acid battery separator business and a large customer expired on December 31, 2008 and was not renewed. In response, the Company implemented a restructuring plan in the fourth quarter of 2008 for its energy storage segment to align lead-acid battery separator production capacity with demand, reduce costs and position the Company to meet future growth opportunities.

        The plan included closing the Company's facility in Potenza, Italy, streamlining production at the Company's facility in Owensboro, Kentucky and reducing selling, general and administrative resources associated with the lead-acid battery separator business. The total cost of the restructuring plan, including environmental costs recorded in the environmental reserve of $18,560,000, is expected to be approximately $62,456,000, of which $61,165,000 has been recognized. The restructuring plan included the termination of production employees at Potenza, Italy and Owensboro, Kentucky and certain selling, general and administrative employees. During 2009, the Company reduced the estimated cost of severance and benefits and related accrual by $826,000 to reflect actual costs expected to be incurred. After this adjustment, the total cost of severance and benefits is expected to be approximately $9,581,000. The Company estimates that other costs, consisting primarily of costs associated with closing the Potenza, Italy facility, are expected to be approximately $5,386,000, of which $4,095,000 has been recognized through fiscal 2009 and the remainder will be recognized over the next two years. The restructuring charge also included a non-cash impairment charge of $28,929,000 for buildings and machinery and equipment that will no longer be used in Potenza, Italy. The timing, scope and costs of these restructuring actions are subject to change as the Company implements the plan and continues to evaluate its business needs and costs.

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

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

15. Business Restructuring (Continued)

        Restructuring reserve activity during 2009 consists of:

(in thousands)	Balance at January 3, 2009	Restructuring Charges	Non-Cash Charges	Cash Payments	Foreign Currency Translation	Balance at January 2, 2010
2009 Restructuring Plan:
Severance and benefits	$—	$132	$—	$—	$—	$132
Impairment	—	19,896	(19,896)	—	—	—
Other	—	73	—	(73)	—	—

	—	20,101	(19,896)	(73)	—	132
2008 Restructuring Plan:
Severance and benefits	9,847	(826)	—	(1,899)	190	7,312
Other	829	2,049	—	(2,245)	(16)	617

	10,676	1,223	—	(4,144)	174	7,929
2006 Restructuring Plan:
Severance and benefits	2,884	—	—	(284)	74	2,674
Other	492	—	—	(472)	(20)	—

	3,376	—	—	(756)	54	2,674

Total	$14,052	$21,324	$(19,896)	$(4,973)	$228	$10,735

        Restructuring reserve activity during 2008, excluding restructuring charges for environmental costs, consists of:

(in thousands)	Balance at December 29, 2007	Restructuring Charges	Non-Cash Charges	Cash Payments	Foreign Currency Translation	Balance at January 3, 2009
2008 Restructuring Plan:
Severance and benefits	$—	$10,406	$—	$(1,430)	$871	$9,847
Impairment	—	28,929	(28,929)	—	—	—
Other	—	2,047	—	(1,255)	37	829

	—	41,382	(28,929)	(2,685)	908	10,676
2006 Restructuring Plan:
Severance and benefits	3,548	—	—	(520)	(144)	2,884
Other	1,288	—	—	(761)	(35)	492

	4,836	—	—	(1,281)	(179)	3,376
2005 Restructuring Plan:
Severance and benefits	404	(55)	—	(334)	(15)	—

Total	$5,240	$41,327	$(28,929)	$(4,300)	$714	$14,052

        In the accompanying consolidated balance sheets, the current portion of the reserve for business restructuring costs is recorded in "Accrued liabilities" and the non-current portion is recorded in "Other" non-current liabilities.

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

17. Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss were as follows:

(in thousands)	January 2, 2010	January 3, 2009
Foreign currency translation adjustment	$(12,259)	$(12,623)
Net actuarial loss and prior service credit	(1,090)	(4,287)
Unrealized loss on interest rate swap agreements	—	(3,442)

Accumulated other comprehensive loss	$(13,349)	$(20,352)

18. Stock-Based Compensation Plans

        The Company offers stock option plans to attract, retain, motivate and reward key officers, non-employee directors and employees. The 2007 Stock Incentive Plan ("2007 Plan") allows for the grant of stock options, restricted stock and other instruments for up to a total of 1,751,963 shares of common stock. Stock options granted under the 2007 Plan have 10-year terms and are issued with an exercise price not less than the fair market value of the Company's stock on the grant date. Stock options granted under the 2007 Plan may vest based on satisfaction of certain annual performance criteria or may vest over time. Options granted under the 2006 Stock Option Plan ("2006 Plan") have a 10-year term and are fully vested as of January 2, 2010.

        Stock option compensation expense was $2,265,000, $1,264,000 and $706,000 in 2009, 2008 and 2007, respectively, and was included in "Selling, general and administrative expenses" in the accompanying consolidated statements of operations. As of January 2, 2010, the Company had $5,316,000 of total unrecognized stock option compensation expense, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 1.7 years.

        A summary of the status of the Company's stock option plans is as follows:

	Options	Weighted- average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at January 3, 2009	2,136,979	$7.05
Granted	1,311,000	9.94
Exercised	(36,602)	5.22
Forfeited	(35,000)	14.36

Outstanding at January 2, 2010	3,376,377	8.12	7.7	$12,778

Vested and exercisable at January 2, 2010	1,895,232	6.22	6.6	10,760
Expected to vest	1,481,145	10.54	9.2	2,018

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

18. Stock-Based Compensation Plans (Continued)

        Exercise prices for options outstanding at January 2, 2010 ranged from $5.24 to $17.76. The total intrinsic value of options exercised during 2009 and 2008 amounted to $193,000 and $5,540,000, respectively.

        The total fair values of options vested during 2009, 2008 and 2007 were $2,038,000, $634,000 and $374,000, respectively.

        The Company is required to estimate the fair value of stock options on the grant date using an option-pricing model. The weighted average grant-date fair value of options granted during 2009, 2008 and 2007 amounted to $4.03, $1.89 and $6.91 per share, respectively. The fair value of each stock option granted was estimated on the date of grant based on the Black-Scholes option pricing model with the following weighted-average assumptions:

	Weighted average assumptions
	2009	2008	2007
Weighted-average expected life (years)	4.0	4.0	6.3
Risk-free interest rate	1.9%	1.3%	3.6% - 4.5%
Expected volatility	49.9%	40.9%	23.0% - 34.9%
Dividend yield	—	—	—

        The potential expected life of the stock options range from the vesting period of the options (three years to four years) to the contractual life of the options of ten years. During 2009, 2008 and 2007, the Company determined the expected life of the options based primarily on the Company's historical experience, the vesting periods, the structure of the option plans and the contractual lives of the options.

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

        Under the 2007 Plan, the Company awarded 3,164 and 1,644 restricted shares in 2009 and 2008, respectively, to members of its Board of Directors for service to the Company. The cost associated with these restricted stock grants, which vest over three years, was $29,000 and $16,000 for fiscal 2009 and 2008, respectively, and was included in "Selling, general and administrative expenses" in the accompanying consolidated statements of operations.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

18. Stock-Based Compensation Plans (Continued)

        A summary of the status of the Company's unvested restricted stock grants is as follows:

	Restricted stock	Weighted- average grant-date fair value
Unvested at January 3, 2009	2,876	$20.85
Granted	3,164	12.65
Vested	(1,164)	20.03

Unvested at January 2, 2010	4,876	15.73

19. Related Party Transactions

        The Company's German subsidiary has equity investments in two companies that provide patent, trademark and research services for the Company. The investments represent approximately 25% ownership in each of the firms and are accounted for by the equity method of accounting. The Company's equity investment account balance was $434,000 and $413,000 at January 2, 2010 and January 3, 2009, respectively. Charges from the affiliates for work performed were $1,250,000, $1,550,000 and $1,266,000 in 2009, 2008 and 2007, respectively. The Company has amounts due to the affiliates of $123,000 and $98,000 at January 2, 2010 and January 3, 2009, respectively.

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

        The Company evaluates the performance of segments and allocates resources to segments based on operating income before interest, income taxes, depreciation and amortization. In addition, it evaluates business segment performance before business restructuring charges, goodwill impairment charges and the impact of certain non-recurring costs including strike and costs associated with the FTC complaint. The accounting policies of the reportable segments are the same as those described in

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

20. Segment Information (Continued)

the summary of significant accounting policies. Financial information relating to the reportable operating segments is presented below:

	Year ended
(in thousands)	January 2, 2010	January 3, 2009	December 29, 2007
Net sales to external customers (by major product group):
Lead-acid battery separators	$281,456	$348,240	$291,473
Lithium battery separators	86,136	101,964	87,884

Energy storage	367,592	450,204	379,357
Healthcare	102,088	103,029	103,151
Filtration and specialty	47,175	57,297	52,159

Separations media	149,263	160,326	155,310

Total net sales to external customers	516,855	$610,530	$534,667

Operating income:
Energy storage	$70,204	$89,737	$81,427
Separations media	31,134	27,251	22,205
Corporate	(2,265)	(1,009)	(271)

Segment operating income	99,073	115,979	103,361
Business restructuring	21,324	59,887	(886)
Goodwill impairment	131,450	—	—
Non-recurring costs	3,685	8,563	—

Total operating income (loss)	(57,386)	47,529	104,247
Reconciling items:
Interest expense	57,097	60,740	80,998
Costs related to purchase of 10.50% senior discount notes	—	—	30,057
Write-off of loan acquisition costs associated with refinancing of senior secured credit facilities	—	—	7,173
Foreign currency and other	(704)	(2,484)	1,621

Loss from continuing operations before income taxes	$(113,779)	$(10,727)	$(15,602)

Depreciation and amortization:
Energy storage	$35,253	$37,121	$32,334
Separations media	16,142	17,923	16,519

Total depreciation and amortization	$51,395	$55,044	$48,853

Capital expenditures:
Energy storage	$12,459	$38,742	$18,219
Separations media	3,806	9,271	11,556

Total capital expenditures	$16,265	$48,013	$29,775

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

20. Segment Information (Continued)

(in thousands)	January 2, 2010	January 3, 2009
Assets:
Energy storage	$786,677	$938,400
Separations media	485,515	484,108
Corporate assets	80,401	76,346

Total assets	$1,352,593	$1,498,854

        Net sales by geographic location, based on the country from which the product is shipped, were as follows:

	Year ended
(in thousands)	January 2, 2010	January 3, 2009	December 29, 2007
Net sales to unaffiliated customers:
United States	$165,357	$222,146	$185,315
Germany	148,500	152,754	150,461
France	70,250	86,409	80,259
China	56,299	50,971	34,501
Other	76,449	98,250	84,131

Total	$516,855	$610,530	$534,667

        Property, plant and equipment by geographic location were as follows:

(in thousands)	January 2, 2010	January 3, 2009
United States	$117,859	$142,350
Germany	158,335	163,617
Thailand	47,428	48,348
Other	64,414	62,481

Total	$388,036	$416,796

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

21. Quarterly Results of Operations (Unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended January 2, 2010:
Net sales	$108,910	$118,179	$137,737	$152,029
Gross profit	43,403	46,578	47,960	57,858
Net income (loss)	2,961	4,210	6,461	(130,959)
Net income (loss) per common share—basic	$0.07	$0.09	$0.15	$(2.95)

Net income (loss) per common share—diluted	$0.07	$0.09	$0.14	$(2.95)

Fiscal year ended January 3, 2009:
Net sales	$145,329	$164,665	$154,923	$145,613
Gross profit	55,460	61,095	46,868	52,297
Income (loss) from continuing operations	10,552	11,174	5,088	(44,361)
Income from discontinued operations, net of income taxes	2,360	—	—	—
Net income (loss)	12,912	11,174	5,088	(44,361)
Net income (loss) per common share—basic and diluted
Continuing operations	$0.26	$0.26	$0.11	$(1.00)
Discontinued operations	0.06	—	—	—

Net income (loss) per common share	$0.32	$0.26	$0.11	$(1.00)

        During the fourth quarter of fiscal 2009, the Company recorded total restructuring charges of $21,324,000 and a goodwill impairment charge of $131,450,000.

        During the fourth quarter of fiscal 2008, the Company implemented a restructuring plan and recorded total restructuring charges of $59,887,000.

22. Discontinued Operations

        In January 2008, the Company sold a non-core synthetic paper business, a component of the energy storage segment, for $4,000,000, resulting in a gain on sale of $2,372,000, net of income taxes of $1,402,000. The results of operations and the gain on sale from the synthetic paper business are presented as discontinued operations for all periods presented in the Company's accompanying consolidated statements of operations.

23. Financial Statements of Guarantors

        The Company's senior subordinated notes are unconditionally guaranteed, jointly and severally, on a senior basis by certain of the Company's 100% owned subsidiaries ("Guarantors"). Management has determined that separate complete financial statements of the Guarantors would not be material to users of the financial statements.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

23. Financial Statements of Guarantors (Continued)

        The following sets forth condensed consolidating financial statements of the Guarantors and non-Guarantor subsidiaries.

Condensed Consolidating Balance Sheet
As of January 2, 2010

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$45,585	$69,390	$—	$114,975
Accounts receivable, net	40,965	66,157	—	—	107,122
Inventories	27,094	45,404	—	—	72,498
Deferred income taxes	2,369	(578)	—	—	1,791
Prepaid and other	5,180	10,131	62	—	15,373

Total current assets	75,608	166,699	69,452	—	311,759
Due from affiliates	348,934	326,033	293,841	(968,808)	—
Investment in subsidiaries	186,148	308,965	366,661	(861,774)	—
Property, plant and equipment, net	133,738	254,298	—	—	388,036
Goodwill	—	—	469,319	—	469,319
Intangibles and loan acquisition costs, net	18	—	165,953	—	165,971
Other	2,283	15,225	—	—	17,508

Total assets	$746,729	$1,071,220	$1,365,226	$(1,830,582)	$1,352,593

Liabilities and shareholders' equity
Accounts payable and accrued liabilities	$17,547	$54,754	$5,104	$—	$77,405
Income taxes payable	—	287	321	—	608
Current portion of debt	—	501	10,359		10,860

Total current liabilities	17,547	55,542	15,784	—	88,873
Due to affiliates	380,397	279,283	309,128	(968,808)	—
Debt, less current portion	—	48,356	744,217	—	792,573
Pension and postretirement benefits, less current portion	3,026	63,243	—	—	66,269
Environmental reserve, less current portion	1,101	29,311	—	—	30,412
Deferred income taxes and other	35,630	42,739	11,752	—	90,121
Shareholder's equity	309,028	552,746	284,345	(861,774)	284,345

Total liabilities and shareholders' equity	$746,729	$1,071,220	$1,365,226	$(1,830,582)	$1,352,593

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

23. Financial Statements of Guarantors (Continued)

Condensed Consolidating Balance Sheet
As of January 3, 2009

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$25,657	$57,364	$—	$83,021
Accounts receivable, net	36,383	64,026	—	—	100,409
Inventories	25,444	44,954	—	—	70,398
Refundable Income Taxes	617	14,492	(8,832)	—	6,277
Deferred income taxes	—	—	1,222	—	1,222
Prepaid and other	3,831	10,541	(97)	—	14,275

Total current assets	66,275	159,670	49,657	—	275,602
Due from affiliates	314,895	358,691	294,702	(968,288)	—
Investment in subsidiaries	250,996	282,531	297,196	(830,723)	—
Property, plant and equipment, net	155,444	261,352	—	—	416,796
Goodwill	—	—	601,564	—	601,564
Intangibles and loan acquisition costs, net	31	—	184,823	—	184,854
Other	3,260	16,778	—	—	20,038

Total assets	$790,901	$1,079,022	$1,427,942	$(1,799,011)	$1,498,854

Liabilities and shareholders' equity
Accounts payable and accrued liabilities	$31,577	$44,620	$6,386	$—	$82,583
Current portion of debt	—	550	3,230	—	3,780
Current portion of capital lease obligation	1,495	—	—	—	1,495
Fair value of interest rate swap agreements	—	—	5,477	—	5,477

Total current liabilities	33,072	45,170	15,093	—	93,335
Due to affiliates	368,754	326,642	272,892	(968,288)	—
Debt, less current portion	—	47,520	748,696	—	796,216
Capital lease obligation, less current portion	1,824	—	—	—	1,824
Pension and postretirement benefits, less current portion	2,797	63,469	—	—	66,266
Environmental reserve, less current portion	2,061	38,423	—	—	40,484
Deferred income taxes and other	67,749	41,719	(1,602)	—	107,866
Polypore Shareholder's equity	314,644	516,079	392,863	(830,723)	392,863

Total liabilities and shareholders' equity	$790,901	$1,079,022	$1,427,942	$(1,799,011)	$1,498,854

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

23. Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Operations
For the year ended January 2, 2010

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales	$171,736	$345,119	$—	$—	$516,855
Cost of goods sold	79,977	241,079	—	—	321,056

Gross profit	91,759	104,040	—	—	195,799
Selling, general and administrative expenses	63,590	34,988	1,833	—	100,411
Business restructuring	20,101	1,223	—	—	21,324
Goodwill Impairment	—	—	131,450	—	131,450

Operating income (loss)	8,068	67,829	(133,283)	—	(57,386)
Interest expense and other	(4,800)	7,291	53,902	—	56,393
Equity in earnings of subsidiaries	—	—	(43,700)	43,700	—

Income (loss) before income taxes	12,868	60,538	(143,485)	(43,700)	(113,779)
Income taxes	11,455	18,251	(26,158)	—	3,548

Income (loss) from continuing operations	$1,413	$42,287	$(117,327)	$(43,700)	$(117,327)

Condensed Consolidating Statement of Operations
For the year ended January 3, 2009

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales	$230,838	$379,692	$—	$—	$610,530
Cost of goods sold	115,626	281,584			397,210
Business interruption insurance recovery	(2,400)	—	—	—	(2,400)

Gross profit	117,612	98,108	—	—	215,720
Selling, general and administrative expenses	69,656	37,637	1,011	—	108,304
Business restructuring	—	59,887	—	—	59,887

Operating income (loss)	47,956	584	(1,011)	—	47,529
Interest expense and other	(7,872)	11,689	54,439	—	58,256
Equity in earnings of subsidiaries	—	—	(10,275)	10,275	—

Income (loss) before income taxes	55,828	(11,105)	(45,175)	(10,275)	(10,727)
Income taxes	28,695	5,753	(27,628)	—	6,820

Income from continuing operations	$27,133	$(16,858)	$(17,547)	$(10,275)	$(17,547)

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

23. Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Operations
For the year ended December 29, 2007

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales	$185,315	$349,352	$—	$—	$534,667
Cost of goods sold	80,013	257,669	—	—	337,682

Gross profit	105,302	91,683	—	—	196,985
Selling, general and administrative expenses	58,955	34,119	550	—	93,624
Business restructuring	—	(886)	—	—	(886)

Operating income (loss)	46,347	58,450	(550)	—	104,247
Costs related to the purchase of 10.5% senior discount notes	—	—	30,057	—	30,057
Write-off of loan acquisition costs associated with refinancing of senior secured credit facilities	—	—	7,173	—	7,173
Interest expense and other	(7,276)	10,357	79,538	—	82,619
Equity in earnings of subsidiaries	—	—	(64,151)	64,151	—

Income (loss) before income taxes	53,623	48,093	(53,167)	(64,151)	(15,602)
Income taxes	29,432	8,133	(53,614)	—	(16,049)

Income (loss) from continuing operations	$24,191	$39,960	$447	$(64,151)	$447

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

23. Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Cash Flows
For the year ended January 2, 2010

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net cash provided by (used in) operating activities	$36,801	$54,855	$(27,176)	$(11,349)	$53,131
Investing activities:
Purchases of property, plant and equipment, net	(9,382)	(6,883)	—	—	(16,265)
Acquisitions		—	(3,600)	—	(3,600)

Net cash used in investing activities	(9,382)	(6,883)	(3,600)	—	(19,865)
Financing activities:
Principal payments on debt and capital lease	(3,319)	(496)	(3,226)	—	(7,041)
Proceeds from stock option exercises	—	—	191	—	191
Intercompany transactions, net	(24,474)	(32,712)	45,837	11,349	—

Net cash provided by (used in) financing activities	(27,793)	(33,208)	42,802	11,349	(6,850)
Effect of exchange rate changes on cash and cash equivalents	374	5,164	—	—	5,538

Net increase in cash and cash equivalents	—	19,928	12,026	—	31,954
Cash and cash equivalents at beginning of year	—	25,657	57,364	—	83,021

Cash and cash equivalents at end of year	$—	$45,585	$69,390	$—	$114,975

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

23. Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Cash Flows
For the year ended January 3, 2009

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net cash provided by (used in) operating activities	$60,565	$65,313	$(37,076)	$5,884	$94,686
Investing activities:
Purchases of property, plant and equipment, net	(23,128)	(24,885)	—	—	(48,013)
Acquisitions, net of cash acquired	—	—	(85,795)	—	(85,795)
Proceeds from sale of synthetic paper business	4,000	—	—	—	4,000

Net cash used in investing activities	(19,128)	(24,885)	(85,795)	—	(129,808)
Financing activities:
Principal payments on debt and capital lease	(6,248)	(10,391)	(4,031)	—	(20,670)
Proceeds from stock option exercises	—	—	1,540	—	1,540
Proceeds from issuance of common stock, net of underwriting fees and other offering related costs	—	—	84,847	—	84,847
Intercompany transactions, net	(35,663)	(41,453)	83,000	(5,884)	—

Net cash provided by (used in) financing activities	(41,911)	(51,844)	165,356	(5,884)	65,717
Effect of exchange rate changes on cash and cash equivalents	474	(2,982)	—	—	(2,508)

Net increase (decrease) in cash and cash equivalents	—	(14,398)	42,485	—	28,807
Cash and cash equivalents at beginning of year	—	40,055	14,879	—	54,934

Cash and cash equivalents at end of year	$—	$25,657	$57,364	$—	$83,021

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

23. Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Cash Flows
For the year ended December 29, 2007

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net cash provided by (used in) operating activities	$50,592	$51,275	$(36,215)	$3,654	$69,306
Investing activities:
Purchases of property, plant and equipment	(12,470)	(17,305)			(29,775)
Acquisitions net of cash acquired	—	(5,475)	—	—	(5,475)

Net cash used in investing activities	(12,470)	(22,780)	—	—	(35,250)
Financing activities:
Principal payments on debt and capital lease	(1,377)	(95)	(371,139)	—	(372,611)
Proceeds from issuance of common stock, net of underwriting fees and other offering related costs	—	—	264,837	—	264,837
Proceeds from senior secured credit facility	—	42,551	327,449	—	370,000
Purchase of 10.50% senior discount notes	—	—	(293,666)	—	(293,666)
Loan acquisition costs	—	—	(8,672)	—	(8,672)
Repurchase of common stock	—	—	(320)	—	(320)
Issuance of common stock	—	—	30	—	30
Intercompany transactions, net	(36,796)	(68,220)	108,670	(3,654)	—

Net cash provided by (used in) financing activities	(38,173)	(25,764)	27,189	(3,654)	(40,402)
Effect of exchange rate changes on cash and cash equivalents	51	6,517	—	—	6,568

Net increase (decrease) in cash and cash equivalents	—	9,248	(9,026)	—	222
Cash and cash equivalents at beginning of year	—	30,807	23,905	—	54,712

Cash and cash equivalents at end of year	$—	$40,055	$14,879	$—	$54,934

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        An evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) was performed under the supervision, and with the participation of, the Company's management, including the Chief Executive Officer and Chief Financial Officer. The Company's disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 2, 2010 to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

        Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of January 2, 2010, based on criteria in Internal Control—Integrated Framework issued by the COSO.

        The effectiveness of the Company's internal control over financial reporting as of January 2, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young LLP has issued an attestation report to the Company's internal control over financial reporting, which appears in Item 8 of Part II of this Annual Report on Form 10-K under the heading "Report of Independent Registered Public Accounting Firm."

Changes in Internal Control over Financial Reporting

        During the Company's fourth fiscal quarter of fiscal year 2009, there has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item is incorporated by reference from the information contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2010 Annual Meeting of Stockholders to be held on May 13, 2010.

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

Item 11.    Executive Compensation

        The information required by this Item is incorporated by reference from the information contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2010 Annual Meeting of Stockholders to be held on May 13, 2010.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item is incorporated by reference from the information contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2010 Annual Meeting of Stockholders to be held on May 13, 2010.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item is incorporated by reference from the information contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2010 Annual Meeting of Stockholders to be held on May 13, 2010.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item is incorporated by reference from the information contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2010 Annual Meeting of Stockholders to be held on May 13, 2010.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
Documents filed as part of this report:

        1.    Financial Statements.    The following items, including Consolidated Financial Statements of the Company, are set forth in Item 8 of this Annual Report on Form 10-K:

  •
  Reports of Independent Registered Public Accounting Firm

  •
  Consolidated Balance Sheets as of January 2, 2010 and January 3, 2009

  •
  Consolidated Statements of Operations for the years ended January 2, 2010, January 3, 2009 and December 29, 2007

  •
  Consolidated Statements of Shareholders' Equity for the years ended January 2, 2010, January 3, 2009 and December 29, 2007

  •
  Consolidated Statements of Cash Flows for the years ended January 2, 2010, January 3, 2009 and December 29, 2007

  •
  Notes to Consolidated Financial Statements

        2.    Financial Statement Schedules.    The following schedule is set forth on page S-1 of this Annual Report on Form 10-K.

  •
  Valuation and Qualifying Accounts for the years ended January 2, 2010, January 3, 2009 and December 29, 2007

        Information required by other schedules has either been incorporated in the consolidated financial statements and accompanying notes or is not applicable to us.

        3.    Exhibits.

Exhibit Number	Exhibit Description
3.1	Form of Amended and Restated Certificate of Incorporation of Polypore International, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (Registration No. 333-141273), filed with the SEC on June 15, 2007)
3.2	Form of Amended and Restated Bylaws of Polypore International, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on October 29, 2008)
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

Exhibit Number		Exhibit Description
10.1		Stock Purchase Agreement, dated as of January 30, 2004, by and among Polypore, Inc., PP Acquisition Corporation and the stockholders of Polypore, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4 filed on April 18, 2005 (Commission File No. 333-124142))
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
10.5	*
Polypore International, Inc. 2004 Stock Option Plan (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-4 filed on April 18, 2005 (Commission File No. 333-124142))
10.6	*
Form of Director and Officer Indemnification Agreement entered into between Polypore, Inc. and certain employees of Polypore, Inc. (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-4 filed on April 18, 2005 (Commission File No. 333-124142))
10.7	*
Amended and Restated Employment Agreement, dated as of April 28, 2008, by and between Polypore International, Inc. and Robert B. Toth (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 1, 2008)
10.8	*
Amended Employment Agreement, dated as of December 18, 2008, by and between Polypore International, Inc. and Robert B. Toth (incorporated by reference to Exhibit 10.8 to the company's Annual Report on Form 10-K filed on March 12, 2009)
10.9	*
Employment Agreement, dated as of April 7, 2006, by and between Polypore, Inc. and Mitchell J. Pulwer (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 15, 2006)
10.10	*
Amended Employment Agreement, dated as of December 18, 2008, by and between Polypore International, Inc. and Mitchell J. Pulwer (incorporated by reference to Exhibit 10.10 to the company's Annual Report on Form 10-K filed on March 12, 2009)
10.11	*
Employment Agreement, dated as of April 4, 2006, by and between Membrana GmbH, a subsidiary of Polypore, Inc. and Josef Sauer (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 15, 2006)
10.12	*	Polypore International, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on August 15, 2006)
10.13	*	Form of Executive Severance Plan Policy (incorporated by reference to Exhibit 10.13 to the company's Annual Report on Form 10-K filed on March 12, 2009)

Exhibit Number		Exhibit Description
10.14	*	Polypore International, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.26 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (Registration No. 333-141273), filed with the SEC on June 15, 2007)
10.15
Form of Restricted Stock Grant Notice and Agreement under the Polypore International, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed on July 25, 2007 (Commission File No. 333-144846))
10.16
Form of Option Grant Notice and Agreement under the Polypore International, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 filed on July 25, 2007 (Commission File No. 333-144846))
10.17
Amended and Restated Credit Agreement, dated as of July 3, 2007, between PP Holding Corporation, Polypore, Inc., Daramic Holding S.A.S., JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents and lenders named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 10, 2007)
10.18
First Amendment and Reaffirmation Agreement, dated as of July 3, 2007, between PP Holding Corporation, Polypore, Inc., all of Polypore, Inc.'s domestic restricted subsidiaries and J.P. Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on July 10, 2007)
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

Date: March 8, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

/s/ ROBERT B. TOTH Robert B. Toth	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2010
/s/ LYNN AMOS Lynn Amos	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 8, 2010
/s/ MICHAEL GRAFF Michael Graff	Chairman of the Board	March 8, 2010
/s/ DAVID BARR David Barr	Director	March 8, 2010
/s/ CHARLES L. COONEY Charles L. Cooney	Director	March 8, 2010
/s/ WILLIAM DRIES William Dries	Director	March 8, 2010
/s/ FREDERICK C. FLYNN, JR. Frederick C. Flynn, Jr.	Director	March 8, 2010
/s/ W. NICHOLAS HOWLEY W. Nicholas Howley	Director	March 8, 2010
/s/ KEVIN KRUSE Kevin Kruse	Director	March 8, 2010

Schedule II

Polypore International, Inc.
Financial statement schedule—Valuation and qualifying accounts

        For the years ended January 2, 2010, January 3, 2009 and December 29, 2007

		Additions
(in thousands)	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of year
Year ended January 2, 2010:
Allowance for doubtful accounts	$7,742	$237	$198	(1)	$(998	)(2)	$7,179
Valuation allowance of deferred tax asset	15,423	829	574		—		16,826

	$23,165	$1,066	$772		$(998)		$24,005

Year ended January 3, 2009:
Allowance for doubtful accounts	$8,812	$(152)	$(302	)(1)	$(616	)(2)	$7,742
Valuation allowance of deferred tax asset	6,050	10,812	(493)		(946)		15,423

	$14,862	$10,660	$(795)		$(1,562)		$23,165

Year ended December 29, 2007:
Allowance for doubtful accounts	$8,610	$134	$775	(1)	$(707	)(2)	$8,812
Valuation allowance of deferred tax asset	6,200	—	—		(150)		6,050

	$14,810	$134	$775		$(857)		$14,862

(1)
Foreign currency translation adjustment.

(2)
The amount represents charge-offs net of recoveries.