Form 10-Q
period 2010-04-03
Polypore International, Inc.
filed 2010-05-06
CIK 1292556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 3, 2010

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

There were 44,504,177 shares of the registrant’s common stock outstanding as of May 3, 2010.

Polypore International, Inc.

Index to Quarterly Report on Form 10-Q

For the Three Months Ended April 3, 2010

In this Quarterly Report on Form 10-Q, the words “Polypore International,” “Company,” “we,” “us” and “our” refer to Polypore International, Inc. together with its subsidiaries, unless the context indicates otherwise.

Forward-looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements, including, in particular, the statements about Polypore International’s plans, objectives, strategies and prospects regarding, among other things, the financial condition, results of operations and business of Polypore International and its subsidiaries.  We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” and other words and terms of similar meaning.  These forward-looking statements may be contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or “Controls and Procedures,” the Company’s financial statements or the notes thereto or elsewhere in this Quarterly Report on Form 10-Q.

These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control.  Many factors mentioned in our discussion in this Quarterly Report on Form 10-Q, including the risks outlined under the caption entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010, will be important in determining future results.  Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct.  They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including with respect to Polypore International, the following, among other things:

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Polypore International, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)	April 3, 2010 (unaudited)	January 2, 2010*
Assets
Current assets:
Cash and cash equivalents	$126,745	$114,975
Accounts receivable, net	97,878	107,122
Inventories	71,517	72,498
Deferred income taxes	1,892	1,791
Prepaid and other	14,111	15,373
Total current assets	312,143	311,759
Property, plant and equipment, net	381,625	388,036
Goodwill	469,319	469,319
Intangibles and loan acquisition costs, net	160,252	165,971
Environmental indemnification receivable	14,038	14,667
Other	2,734	2,841
Total assets	$1,340,111	$1,352,593

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$20,655	$17,570
Accrued liabilities	69,175	59,835
Income taxes payable	3,478	608
Current portion of debt	3,703	10,860
Total current liabilities	97,011	88,873
Debt, less current portion	777,386	792,573
Pension and postretirement benefits, less current portion	60,457	66,269
Environmental reserve, less current portion	9,840	30,412
Deferred income taxes	70,212	74,160
Other	14,712	15,961
Commitments and contingencies

Shareholders’ equity:
Preferred stock – 15,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value – 200,000,000 shares authorized, 44,504,177 and 44,417,326 issued and outstanding at April 3, 2010 and January 2, 2010	445	444
Paid-in capital	482,414	481,248
Accumulated deficit	(166,450)	(183,998)
Accumulated other comprehensive loss	(5,916)	(13,349)
Total shareholders’ equity	310,493	284,345
Total liabilities and shareholders’ equity	$1,340,111	$1,352,593

* Derived from audited consolidated financial statements

See notes to condensed consolidated financial statements

Polypore International, Inc.

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended
(in thousands, except per share data)	April 3, 2010	April 4, 2009
Net sales	$145,339	$108,910
Cost of goods sold	87,000	65,507
Gross profit	58,339	43,403
Selling, general and administrative expenses	27,267	25,200
Business restructuring	455	555
Operating income	30,617	17,648
Other (income) expense:
Interest expense, net	12,277	14,147
Gain on sale of Italian subsidiary	(3,327)	—
Foreign currency and other	(452)	(488)
	8,498	13,659
Income before income taxes	22,119	3,989
Income taxes	4,571	1,028
Net income	$17,548	$2,961

Net income per share – basic	$0.39	$0.07

Net income per share – diluted	$0.38	$0.07

Weighted average shares outstanding:
Basic	44,445,282	44,374,684
Diluted	45,681,835	44,396,392

See notes to condensed consolidated financial statements

Polypore International, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
(in thousands)	April 3, 2010	April 4, 2009
Operating activities:
Net income	$17,548	$2,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	8,074	8,579
Amortization expense	4,131	4,323
Amortization of loan acquisition costs	647	647
Stock-based compensation	528	308
Loss on disposal of property, plant and equipment	33	123
Foreign currency gain	(588)	(622)
Deferred income taxes	338	(1,462)
Business restructuring	455	555
Gain on sale of Italian subsidiary	(3,327)	—
Changes in operating assets and liabilities:
Accounts receivable	6,491	12,867
Inventories	(1,020)	(11,485)
Prepaid and other current assets	(1,059)	1,233
Accounts payable and accrued liabilities	13,499	(7,345)
Income taxes payable	815	5,166
Other, net	1,187	(1,039)
Net cash provided by operating activities	47,752	14,809
Investing activities:
Purchases of property, plant and equipment	(11,963)	(2,612)
Net payments associated with stock sale of Italian subsidiary	(14,908)	—
Net cash used in investing activities	(26,871)	(2,612)
Financing activities:
Principal payments on debt	(8,056)	(1,293)
Proceeds from stock option exercises	637	—
Net cash used in financing activities	(7,419)	(1,293)
Effect of exchange rate changes on cash and cash equivalents	(1,692)	2,148
Net increase in cash and cash equivalents	11,770	13,052
Cash and cash equivalents at beginning of period	114,975	83,021
Cash and cash equivalents at end of the period	$126,745	$96,073

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles for interim financial information.  Accordingly, the unaudited condensed consolidated financial statements and notes do not contain certain information included in the Company’s annual financial statements. In the opinion of management, all normal and recurring adjustments that are necessary for a fair presentation have been made.  Operating results for the three months ended April 3, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2011.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

2.             Inventories

Inventories are carried at the lower of cost or market using the first-in, first-out (“FIFO”) method of accounting and consist of:

(in thousands)	April 3, 2010	January 2, 2010
Raw materials	$27,230	$30,466
Work-in-process	14,496	15,909
Finished goods	29,791	26,123
Total	$71,517	$72,498

3.             Debt

Debt, in order of priority, consists of:

(in thousands)	April 3, 2010	January 2, 2010
Senior credit facilities:
Revolving credit facility	$—	$—
Term loan facilities	352,974	363,678
8.75% senior subordinated notes	428,115	439,755
	781,089	803,433
Less current maturities	3,703	10,860
Long-term debt	$777,386	$792,573

4.             Derivatives and Hedging Transactions

To reduce the interest rate risk inherent in the Company’s variable rate debt, the Company may utilize interest rate swap agreements to convert all or a portion of the variable rate debt to a fixed rate obligation.  In January 2008, the Company entered into two interest rate swap agreements that effectively fixed the interest rate on a portion of its term debt.  The interest rate swap agreements had notional amounts of $50,000,000 and $200,000,000 and expired on June 30, 2009 and December 31, 2009, respectively.  The Company designated these swap agreements as cash flow hedges with changes in fair value, net of income taxes, recorded to “Accumulated other comprehensive loss” in the condensed consolidated balance sheets.  In the three months ended April 4, 2009, the Company recognized additional interest expense of $1,776,000, representing the difference between the fixed interest rate on the swap agreements and the variable interest rate on the term debt.

The Company has euro-denominated senior subordinated notes (€150,000,000, or $203,115,000, at April 3, 2010) held in the U.S. that effectively hedge a portion of the Company’s net investment in its foreign subsidiaries. The translation of the euro-denominated notes held in the U.S. results in foreign currency gains or losses that are included in “Accumulated other comprehensive loss” in the accompanying balance sheets.

The impact of changes in the fair value of the

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

interest rate swap agreements and translation of euro-denominated senior subordinated notes on other comprehensive income is as follows:

	Gain Recognized in Other Comprehensive Income
	Three Months Ended
(in thousands)	April 3, 2010	April 4, 2009
Euro-denominated senior subordinated notes	$11,640	$7,230
Interest rate swap agreements	—	733

5.             Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt.  The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturities of these assets and liabilities.  The carrying amount of borrowings under the senior secured credit facilities approximates fair value because the interest rates adjust to market interest rates. The carrying amount of the 8.75% senior subordinated notes approximates fair value because the notes, based on a quoted market price, were trading at par value at April 3, 2010.

6.             Employee Benefit Plans

The Company and its subsidiaries sponsor multiple defined benefit pension plans and an other postretirement benefit plan.  The following table provides the components of net periodic benefit cost:

	Pension Plans		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
(in thousands)	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009
Service cost	$351	$520	$3	$4
Interest cost	1,155	984	34	30
Expected return on plan assets	(199)	(220)	—	—
Amortization of prior service cost	(13)	(18)	—	—
Recognized net actuarial (gain) loss	(6)	189	3	—
Net periodic benefit cost	$1,288	$1,455	$40	$34

7.             Environmental Matters

Environmental obligations are accrued when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value. The Company does not currently anticipate any material loss in excess of the amounts accrued. However, the Company’s future remediation expenses may be affected by a number of uncertainties including, but not limited to, the difficulty in estimating the extent and method of remediation, the evolving nature of environmental regulations, and the availability and application of technology. The Company does not expect the resolution of such uncertainties to have a material adverse effect on its consolidated financial position or liquidity. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. Environmental reserves, which are predominately euro-denominated, were $20,400,000 and $45,397,000 as of April 3, 2010 and January 2, 2010, respectively.

On March 9, 2010, the Company sold 100% of the stock of its Italian subsidiary, Daramic S.r.l., (Note 15). As a result of the stock sale, the buyer acquired all assets and liabilities of Daramic S.r.l., including the Potenza, Italy facility and environmental obligations of $22,291,000 associated with the Potenza site. The buyer has fully indemnified the Company with regard to environmental, health and safety

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

matters related to this site.

In connection with the acquisition of Membrana GmbH (“Membrana”) in 2002, the Company recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for the Company to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. The environmental reserve for the Membrana facility was $18,484,000 and $19,852,000 at April 3, 2010 and January 2, 2010, respectively. The Company anticipates that expenditures will be made over the next seven to ten years.

The Company has indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel N.V. (“Akzo”), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. The Company will receive indemnification payments under the indemnification agreements as expenditures are made against approved claims. Amounts receivable under the indemnification agreements were $15,008,000 and $17,618,000 at April 3, 2010 and January 2, 2010, respectively. The current portion of the indemnification receivable is included in “Prepaid and other” in the accompanying condensed consolidated balance sheets.

In connection with the 2008 acquisition of Microporous Holding Corporation (“Microporous”), the Company identified potential environmental contamination at the manufacturing site in Piney Flats, Tennessee. As part of the acquisition, the seller purchased an environmental insurance policy on behalf of the Company. Subsequent to the acquisition, the Company performed additional environmental studies and confirmed that environmental contamination was present.  The environmental reserve for the Piney Flats, Tennessee facility was $1,916,000 and $1,949,000 at April 3, 2010 and January 2, 2010, respectively.   The Company recorded the estimated cost of remediation and the related receivables from the insurance company in the allocation of purchase price at the date of acquisition. The receivable balance at April 3, 2010 and January 2, 2010 was $1,449,000. The current portion of the receivable is included in “Prepaid and other” in the accompanying condensed consolidated balance sheets.

8.             Business Restructuring

2009 Restructuring Plan

In 2009, the North American market for lead-acid battery separators had significant excess capacity and a highly consolidated customer base.  As a result of these factors and management estimates about future demand requirements in North America, the Company implemented a restructuring plan in its energy storage segment to better align lead-acid battery separator production capacity with demand in North America.

The restructuring plan included idling capacity and reducing headcount at the Company’s manufacturing facility in Owensboro, Kentucky.  The total estimated cost of the plan is expected to be approximately $23,225,000, of which $20,314,000 has been recognized.  The total cost includes estimated cash charges of $3,329,000 for severance and other exit costs and a non-cash impairment charge of $19,896,000 for buildings and equipment. The timing, scope and cash costs associated with the plan are subject to change as the Company implements the plan and continues to evaluate its business needs and costs. The Company currently estimates that total severance costs will be $370,000, of which $60,000 has been recognized through April 3, 2010.  The Company estimates that other exit costs, consisting of costs associated with idling the Owensboro facility, are expected to be $2,959,000, of which $358,000 has been recognized through April 3, 2010 and the remainder will be recognized over the next three years.

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

The plan included closing the Company’s facility in Potenza, Italy, streamlining production at the Company’s facility in Owensboro, Kentucky and reducing selling, general and administrative resources associated with the lead-acid battery

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

separator business.  The total cost of the restructuring plan was $61,407,000. The restructuring plan included costs associated with closing the Potenza, Italy facility, the termination of production employees at Potenza, Italy and Owensboro, Kentucky and certain selling, general and administrative employees.  The restructuring also included a non-cash impairment charge of $28,929,000 for buildings and machinery and equipment that will no longer be used in Potenza, Italy. On March 9, 2010, the Company sold 100% of the stock of its Italian subsidiary, Daramic S.r.l. (Note 15). As a result of the stock sale, the buyer acquired all of the assets and liabilities of Daramic S.r.l., including restructuring obligations associated with the Potenza, Italy facility of $7,207,000, consisting primarily of severance payments due to terminated employees.

2006 Restructuring Plan

In December 2006, the Company’s separations media segment exited the production of cellulosic membranes and realigned the cost structure at its Wuppertal, Germany facility. The total cost of the plan was $33,753,000, consisting of a $17,492,000 non-cash impairment charge for buildings and equipment, $10,466,000 for employee layoffs and $5,795,000 for other costs related to the shutdown of portions of the Wuppertal facility.

Restructuring reserve activity during the three months ended April 3, 2010, including the impact of the stock sale of Daramic S.r.l. on the 2008 plan, consisted of:

(in thousands)	Balance at January 2, 2010	Restructuring Charges	Other	Cash Payments	Foreign Currency Translation	Balance at April 3, 2010
2009 Restructuring Plan:
Severance and benefits	$132	$(72)	$—	$(60)	$—	$—
Other	—	285	—	(285)	—	—
	132	213	—	(345)	—	—
2008 Restructuring Plan:
Severance and benefits	7,312	—	(6,616)	(207)	(358)	131
Other	617	242	(591)	(242)	(26)	—
	7,929	242	(7,207)	(449)	(384)	131
2006 Restructuring Plan:
Severance and benefits	2,674	—	—	(85)	(143)	2,446

Total	$10,735	$455	$(7,207)	$(879)	$(527)	$2,577

9.             Income Taxes

The income tax provision for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis.  Income tax expense recorded in the financial statements differs from the federal statutory income tax rate due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, and various changes in estimates of permanent differences and valuation allowances. In the three months ended April 3, 2010, the Company’s effective tax rate was also impacted by the sale of its Italian subsidiary, Daramic S.r.l.

10.          Acquisitions

In December 2009, the Company acquired the remaining 40% noncontrolling interest in Daramic NSG Tianjin PE Separator Co., Ltd. (“DNPET”) for $3,600,000. DNPET is a lead-acid battery separator manufacturing facility located in Tianjin, China.  The purchase price in excess of the carrying amount of the noncontrolling interest was recorded as additional paid-in capital.

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

11.          Comprehensive Income

Comprehensive income is as follows:

	Three Months Ended
(in thousands)	April 3, 2010	April 4, 2009

Net income	$17,548	$2,961
Foreign currency translation adjustment, net of deferred taxes	7,388	3,154
Net actuarial loss and prior service credit, net of deferred taxes	45	145
Unrealized gain on interest rate swap agreements, net of deferred taxes	—	733
Comprehensive income	$24,981	$6,993

12.          Related Party Transactions

The Company’s German subsidiary has equity investments in two companies that provide patent, trademark and research services for the Company.  The investments represent 25% ownership in each of the firms and are accounted for by the equity method of accounting.  The Company’s equity investment account balance was $405,000 and $434,000 at April 3, 2010 and January 2, 2010, respectively.  Charges from the affiliates for work performed were $381,000 and $107,000 for the three months ended April 3, 2010 and April 4, 2009, respectively.  Amounts due to the affiliates were $44,000 and $123,000 at April 3, 2010 and January 2, 2010, respectively.

13.          Segment Information

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

The Company evaluates the performance of segments and allocates resources to segments based on operating income before interest, income taxes, depreciation and amortization. In addition, it evaluates business segment performance before business restructuring charges and the impact of certain non-recurring costs, including costs associated with the FTC complaint. Financial information relating to the reportable operating segments is presented below:

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Three Months Ended
(in thousands)	April 3, 2010	April 4, 2009
Net sales to external customers (by major product group):
Lead-acid battery separators	$71,013	$56,443
Lithium battery separators	30,399	17,303
Energy storage	101,412	73,746
Healthcare	28,925	24,948
Filtration and specialty	15,002	10,216
Separations media	43,927	35,164
Total net sales to external customers	$145,339	$108,910

Operating income:
Energy storage	$19,368	$9,289
Separations media	12,482	9,964
Corporate	(528)	(308)
Segment operating income	31,322	18,945
Business restructuring	455	555
Non-recurring costs	250	742
Total operating income	30,617	17,648
Reconciling items:
Interest expense, net	12,277	14,147
Gain on sale of Italian subsidiary	(3,327)	—
Foreign currency and other	(452)	(488)
Income before income taxes	$22,119	$3,989

Depreciation and amortization:
Energy storage	$8,539	$8,930
Separations media	3,666	3,972
Total depreciation and amortization	$12,205	$12,902

14.          U.S. Department of Energy Grant

On February 1, 2010, the Company finalized an agreement with the U.S. Department of Energy (“DOE”), formally awarding the Company a grant of $49,264,000 to help fund an estimated $102,000,000 expansion of its U.S. lithium battery separator production capacity.  The Company recognizes grant awards when qualifying expenditures are incurred.  For capital expenditures, the Company deducts grant awards from the cost of the related asset.  Reimbursements of direct and indirect expenses are recorded as a reduction of the related expenses.

For the quarter ended April 3, 2010, the Company recognized grant awards for capital expenditures of $2,384,000 and direct and indirect expenses of $873,000.  Amounts due from the DOE for grant awards at April 3, 2010 and January 2, 2010 were $5,976,000 and $2,718,000, respectively, and are classified as “Prepaid and other” in the accompanying condensed consolidated balance sheets.

15.          Sale of Italian Subsidiary

On March 9, 2010, the Company sold 100% of the stock of its wholly-owned Italian subsidiary, Daramic S.r.l., for $18,175,000.  The Company recognized a gain of $3,327,000 on the sale, net of direct transaction costs.  As a result of the stock sale, the buyer acquired all of the assets and liabilities of Daramic S.r.l., including the Potenza, Italy facility, which was closed in 2008, and environmental and restructuring obligations associated with the Potenza site.  In addition to assuming all assets and liabilities, the buyer fully indemnified the Company with regard to all environmental, health and safety matters related to this site.  In connection with the sale, the Company is required to make net cash payments to the buyer of $21,679,000, which consists of the settlement of an acquired intercompany receivable due to Daramic S.r.l. from affiliates of the Company, reduced by the purchase price of Daramic S.r.l. due from the buyer.  The Company paid $14,908,000 at closing and will pay the remaining $6,771,000 (€5,000,000) on December 15, 2010.  The remaining payment is secured by a letter of credit and has been classified as “Accrued liabilities” in the accompanying condensed consolidated balance sheet at April 3, 2010.

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

16.          Financial Statements of Guarantors

The Company’s senior subordinated notes are unconditionally guaranteed, jointly and severally, on a senior basis by certain of the Company’s 100% owned subsidiaries (“Guarantors”).  Management has determined that separate complete financial statements of the Guarantors would not be material to users of the financial statements.

The following sets forth condensed consolidating financial statements of the Guarantors and non-Guarantor subsidiaries.

Condensed Consolidating Balance Sheet

April 3, 2010

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$54,323	$72,422	$—	$126,745
Accounts receivable, net	32,697	65,181	—	—	97,878
Inventories	25,774	45,743	—	—	71,517
Deferred income taxes	2,469	(577)	—	—	1,892
Prepaid and other	8,783	5,297	31	—	14,111
Total current assets	69,723	169,967	72,453	—	312,143
Due from affiliates	377,177	282,895	294,505	(954,577)	—
Investment in subsidiaries	193,200	290,511	392,705	(876,416)	—
Property, plant and equipment, net	141,093	240,532	—	—	381,625
Goodwill	—	—	469,319	—	469,319
Intangibles and loan acquisition costs, net	15	—	160,237	—	160,252
Other	2,256	14,516	—	—	16,772
Total assets	$783,464	$998,421	$1,389,219	$(1,830,993)	$1,340,111

Liabilities and shareholders’ equity
Accounts payable and accrued liabilities	$18,938	$56,429	$14,463	$—	$89,830
Income taxes payable	—	3,526	(48)		3,478
Current portion of debt	—	474	3,229	—	3,703
Total current liabilities	18,938	60,429	17,644	—	97,011
Due to affiliates	395,185	238,820	320,572	(954,577)	—
Debt, less current portion	—	45,616	731,770	—	777,386
Pension and postretirement benefits, less current portion	3,225	57,232	—	—	60,457
Environmental reserve, less current portion	1,099	8,741	—	—	9,840
Deferred income taxes and other	34,689	41,495	8,740	—	84,924
Shareholders’ equity	330,328	546,088	310,493	(876,416)	310,493
Total liabilities and shareholders’ equity	$783,464	$998,421	$1,389,219	$(1,830,993)	$1,340,111

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Balance Sheet

January 2, 2010

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$45,585	$69,390	$—	$114,975
Accounts receivable, net	40,965	66,157	—	—	107,122
Inventories	27,094	45,404	—	—	72,498
Deferred income taxes	2,369	(578)	—	—	1,791
Prepaid and other	5,180	10,131	62	—	15,373
Total current assets	75,608	166,699	69,452	—	311,759
Due from affiliates	348,934	326,033	293,841	(968,808)	—
Investment in subsidiaries	186,148	308,965	366,661	(861,774)	—
Property, plant and equipment, net	133,738	254,298	—	—	388,036
Goodwill	—	—	469,319	—	469,319
Intangibles and loan acquisition costs, net	18	—	165,953	—	165,971
Other	2,283	15,225	—	—	17,508
Total assets	$746,729	$1,071,220	$1,365,226	$(1,830,582)	$1,352,593

Liabilities and shareholders’ equity
Accounts payable and accrued liabilities	$17,547	$54,754	$5,104	$—	$77,405
Income taxes payable	—	287	321	—	608
Current portion of debt	—	501	10,359	—	10,860
Total current liabilities	17,547	55,542	15,784	—	88,873
Due to affiliates	380,397	279,283	309,128	(968,808)	—
Debt, less current portion	—	48,356	744,217	—	792,573
Pension and postretirement benefits, less current portion	3,026	63,243	—	—	66,269
Environmental reserve, less current portion	1,101	29,311	—	—	30,412
Deferred income taxes and other	35,630	42,739	11,752	—	90,121
Shareholders’ equity	309,028	552,746	284,345	(861,774)	284,345
Total liabilities and shareholders’ equity	$746,729	$1,071,220	$1,365,226	$(1,830,582)	$1,352,593

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statement of Income

For the three months ended April 3, 2010

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated

Net sales	$46,193	$99,146	$—	$—	$145,339
Cost of goods sold	20,824	66,176	—	—	87,000
Gross profit	25,369	32,970	—	—	58,339
Selling, general and administrative expenses	16,024	10,715	528	—	27,267
Business restructuring	201	254	—		455
Operating income (loss)	9,144	22,001	(528)	—	30,617
Interest expense and other	(2,970)	2,361	12,434	—	11,825
Gain on sale of Italian subsidiary	—	(3,327)	—	—	(3,327)
Equity in earnings of subsidiaries	—	—	(23,574)	23,574	—
Income before income taxes	12,114	22,967	10,612	(23,574)	22,119
Income taxes	6,353	5,154	(6,936)	—	4,571
Net Income	$5,761	$17,813	$17,548	$(23,574)	$17,548

Condensed Consolidating Statement of Income

For the three months ended April 4, 2009

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated

Net sales	$37,110	$71,800	$—	$—	$108,910
Cost of goods sold	16,987	48,520	—	—	65,507
Gross profit	20,123	23,280	—	—	43,403
Selling, general and administrative expenses	16,346	8,546	308	—	25,200
Business restructuring	—	555	—		555
Operating income (loss)	3,777	14,179	(308)	—	17,648
Interest expense and other	(509)	1,099	13,069	—	13,659
Equity in earnings of subsidiaries	—	—	(12,202)	12,202	—
Income (loss) before income taxes	4,286	13,080	(1,175)	(12,202)	3,989
Income taxes	2,293	2,871	(4,136)	—	1,028
Net Income	$1,993	$10,209	$2,961	$(12,202)	$2,961

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statement of Cash Flows

For the three months ended April 3, 2010

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net cash provided by (used in) operating activities	$23,802	$21,422	$(2,888)	$5,416	$47,752
Investing activities:
Purchases of property, plant and equipment	(10,300)	(1,663)	—	—	(11,963)
Net payments associated with stock sale of Italian subsidiary	—	(14,908)	—	—	(14,908)
Net cash used in investing activities	(10,300)	(16,571)	—	—	(26,871)
Financing activities:
Principal payments on debt	—	(119)	(7,937)	—	(8,056)
Issuance of common stock	—	—	637		637
Intercompany transactions, net	(13,488)	5,684	13,220	(5,416)	—
Net cash provided by (used in) financing activities	(13,488)	5,565	5,920	(5,416)	(7,419)
Effect of exchange rate changes on cash and cash equivalents	(14)	(1,678)	—	—	(1,692)
Net increase in cash and cash equivalents	—	8,738	3,032	—	11,770
Cash and cash equivalents at beginning of period	—	45,585	69,390	—	114,975
Cash and cash equivalents at end of period	$—	$54,323	$72,422	$—	$126,745

Condensed Consolidating Statement of Cash Flows

For the three months ended April 4, 2009

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net cash provided by (used in) operating activities	$1,658	$13,271	$(39)	$(81)	$14,809
Investing activities:
Purchases of property, plant and equipment	(1,421)	(1,191)	—	—	(2,612)
Net cash used in investing activities	(1,421)	(1,191)	—	—	(2,612)
Financing activities:
Principal payments on debt	(368)	(118)	(807)	—	(1,293)
Intercompany transactions, net	101	(285)	103	81	—
Net cash used in financing activities	(267)	(403)	(704)	81	(1,293)
Effect of exchange rate changes on cash and cash equivalents	30	2,118	—	—	2,148
Net increase (decrease) in cash and cash equivalents	—	13,795	(743)	—	13,052
Cash and cash equivalents at beginning of period	—	25,657	57,364	—	83,021
Cash and cash equivalents at end of period	$—	$39,452	$56,621	$—	$96,073

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

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

Energy Storage Segment

In the energy storage segment, our membrane separators are a critical performance component in lithium batteries, which are primarily used in consumer electronics and electric drive vehicle (“EDV”) applications, and lead-acid batteries, which are used globally in transportation and numerous industrial applications. We believe the global economic recession adversely impacted sales in 2009 and although we have seen some economic improvement during the first quarter of 2010, the economic environment is still uncertain and could have an adverse impact in the near future.  Although the short-term economic outlook is uncertain, we believe that the long-term growth drivers for the energy storage business — growth in Asia, increasing demand for consumer electronics and the emergence of EDV applications — remain intact.  We have and will continue to position ourselves to capitalize on these future growth opportunities.

Lithium batteries are the power source in a wide variety of electronics applications ranging from notebook computers and mobile phones to cordless power tools. In addition to consumer electronics applications, development and investment in lithium batteries for use in EDV applications is accelerating and we are making early sales into this market.  In late 2008, we completed a lithium battery separator capacity expansion at our Charlotte, NC facility. In late 2009, we initiated a $102.0 million expansion aimed at enhancing our position as a market leader in supplying lithium separators for EDV applications.  The expansion will be partially funded by a $49.3 million grant from the U.S. Department of Energy (“DOE”) and includes the existing Charlotte, NC facility and construction of a new manufacturing facility in Concord, NC, which is expected to begin in the second half of 2010.  In 2008, we acquired a lithium battery separator company in South Korea which was subsequently renamed Celgard Korea, Inc. In early 2010, we initiated a $30.0 million capacity expansion at this facility to serve growth in consumer electronics applications in Asia.

In the lead-acid battery market, the high proportion of aftermarket replacement sales and the steady growth of the worldwide fleet of motor vehicles provide us with a growing recurring revenue base in lead-acid battery separators. Worldwide demand for lead-acid battery separators is expected to continue to grow at slightly more than annual economic growth.  The Asia-Pacific region is the fastest growing market for lead-acid battery separators.  Growth in this region is driven by the increasing penetration of automobile ownership, growth in industrial and manufacturing sectors, export incentives and ongoing conversion to the polyethylene-based membrane separators we produce.  We have positioned ourselves to benefit from growth in Asia by expanding capacity at our Prachinburi, Thailand facility, acquiring the remaining 40% minority interest in our production facility in Tianjin, China and establishing an Asian Technical Center in Thailand.  In addition, on April 1, 2008, we acquired the battery separator manufacturing assets of Super-Tech Battery Components Pvt. Ltd., located in Bangalore, India. We are in the process of expanding our operations in India. We will continue to focus our resources and assets to capitalize on growth in this important region.

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

Healthcare applications include hemodialysis, blood oxygenation and plasmapheresis. Growth in demand for hemodialysis membranes is driven by the increasing worldwide population of end-stage renal disease patients. We estimate that conversion to single-use dialyzers and increasing treatment frequency will result in additional dialyzer market growth. In April 2010, we approved a $25.0 million expansion of hemodialysis membrane (PUREMA®) production capacity at our Wuppertal, Germany facility that will commence in the second half of 2010 for start-up in the second half of 2011.

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

Impairment of intangibles and goodwill

Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Goodwill and indefinite-lived intangible assets are not amortized, but are subject to annual impairment testing unless circumstances dictate more frequent assessments.  We perform our annual impairment assessment for goodwill and indefinite-lived intangibles as of the first day of the fourth quarter of each fiscal year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount.  Goodwill impairment testing is a two-step process performed at the reporting unit level.  Our reporting units are at the operating segment level.  Step one compares the fair value of our reporting units to their carrying amount.  The fair value of the reporting unit is determined using the income approach, corroborated by comparison to market capitalization and key multiples of comparable companies.  Under the income approach, we determine fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital.  If the fair value of the reporting unit is greater than its carrying amount, there is no impairment.  If the reporting unit’s carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any.  Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one.  In this step, the fair value of the reporting unit is allocated to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date.  If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to the excess.

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, strategic plans and future market conditions, among others.  There can be no assurance that our estimates and assumptions made for purposes of the goodwill impairment testing will prove to be accurate predictions of the future.  If our assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved or changes in strategy or market conditions occur, we may be required to record goodwill impairment charges in future periods.  It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

In 2009, we completed our annual impairment test as of the first day of the fourth quarter and recognized a goodwill impairment charge of $131.5 million for the lead-acid reporting unit of our energy storage segment.

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

In connection with the acquisition of Membrana GmbH (“Membrana”) in 2002, we recorded a reserve for costs to remediate known environmental issues and operational upgrades at the Wuppertal, Germany facility. We also have indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel N.V. (“Akzo”), the prior owners of Membrana. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. We have recorded a receivable with regard to the Akzo indemnification agreement. If indemnification claims cannot be enforced against Acordis and Akzo, we may be required to reduce the amount of indemnification receivable recorded.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data in amount and as a percentage of net sales:

			Percentage of Net Sales
	Three Months Ended		Three Months Ended
($’s in millions)	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009

Net sales	$145.3	$108.9	100.0%	100.0%

Gross profit	58.3	43.4	40.1	39.9
Selling, general and administrative expenses	27.2	25.2	18.7	23.1
Business restructuring	0.5	0.6	0.3	0.5
Operating income	30.6	17.6	21.1	16.2
Interest expense, net	12.3	14.1	8.5	13.0
Gain on sale of Italian subsidiary	(3.3)	—	(2.3)	—
Foreign currency and other	(0.5)	(0.5)	(0.3)	(0.4)
Income before income taxes	22.1	4.0	15.2	3.7
Income taxes	4.6	1.0	3.2	0.9
Net income	$17.5	$3.0	12.0%	2.7%

Comparison of the three months ended April 3, 2010 with the three months ended April 4, 2009

Net sales.  Net sales for the three months ended April 3, 2010 were $145.3 million, an increase of $36.4 million, or 33.4%, from the same period in the prior year.  Energy storage sales for the three months ended April 3, 2010 were $101.4 million, an increase of $27.7 million, or 37.6%.  Lithium battery separator sales increased by $13.1 million due to economic improvement in consumer electronics, continued application proliferation and new product launches, including initial sales into electric drive vehicle applications.  Lead-acid battery separator sales increased by $14.6 million due to global economic improvement, continued growth in Asia and the positive impact of dollar/euro exchange rate fluctuations of $3.0 million.

Separations media sales for the three months ended April 3, 2010 were $43.9 million, an increase of $8.7 million, or 24.7%, from the same period in the prior year.  The positive impact of dollar/euro exchange rate fluctuations on sales was $2.1 million.  Healthcare sales increased by $3.9 million, or 15.6%, due to strong demand in hemodialysis and blood oxygenation applications and the positive impact of dollar/euro exchange rate fluctuations.  Filtration and specialty product sales increased by $4.8 million, or 47.1%, due to economic improvement, strong demand in Asia and the positive impact of dollar/euro exchange rate fluctuations.

Gross Profit.  Gross profit as a percent of sales was 40.1% for the three months ended April 3, 2010, as compared to 39.9% in the same period of the prior year.  Energy storage gross profit as a percent of sales was 37.0% for the three months ended April 3, 2010, as compared to 35.3% in the same period of the prior year.  The improvement in gross profit margin was due to higher production volumes and production efficiencies.  Separations media gross profit as a percent of sales was 47.4% for the three months ended April 3, 2010, as compared to 49.4% in the same period of the prior year.  The decline in gross profit margin was primarily due to increased energy costs.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $2.0 million for the three months ended April 3, 2010, primarily due to growth investments and the $0.7 million negative impact of dollar/euro exchange rate fluctuations.

Interest expense.  Interest expense for the three months ended April 3, 2010 decreased by $1.8 million from the same period in the prior year due to lower interest rates under our senior credit facilities and the expiration of the interest rate swap agreements in the prior year.

Income taxes.  The income tax provision for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis.  The effective tax rate was 20.7% for the three months ended April 3, 2010, as compared to 25.8% for the same period in the prior year.  Our effective tax rate fluctuates due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, and various changes in estimates of permanent differences and valuation allowances.  In the three months ended April 3, 2010, our effective tax rate was also impacted by the sale of our Italian subsidiary, Daramic S.r.l.

The mix of earnings between the various tax jurisdictions in which we do business has a significant impact on our effective tax rate.  Each tax jurisdiction has its own set of tax laws and tax rates.  The income earned by our subsidiaries in each jurisdiction is taxed independently by these various jurisdictions.   Currently, the applicable statutory income tax rates in the jurisdictions in which we operate range from 0% to 39%.   Therefore, the amount of income tax expense in each jurisdiction as compared to our consolidated income before income taxes has a significant impact on our annual effective tax rate.

The effect of each of these items on our effective tax rate on continuing operations is quantified in the table below:

	Three Months Ended
	April 3, 2010	April 4, 2009
U.S. federal statutory rate	35.0%	35.0%
State income taxes	0.4	0.2
Mix of income in taxing jurisdictions	(8.9)	(10.2)
Other permanent differences and valuation allowances	1.2	0.8
Sale of Italian subsidiary	(7.0)	—
Total effective tax rate on income	20.7%	25.8%

Business Restructuring

The components of restructuring activity in the three months ended April 3, 2010, including the impact of the stock sale of Daramic S.r.l. on the 2008 plan, were as follows:

(in millions)	Balance at January 2, 2010	Restructuring Charges	Other	Cash Payments	Foreign Currency Translation	Balance at April 3, 2010
2009 Restructuring Plan:
Severance and benefits	$0.1	$(0.1)	$—	$—	$—	$—
Other	—	0.3	—	(0.3)	—	—
	0.1	0.2	—	(0.3)	—	—
2008 Restructuring Plan:
Severance and benefits	7.3	—	(6.6)	(0.2)	(0.4)	0.1
Other	0.6	0.3	(0.6)	(0.3)	—	—
	7.9	0.3	(7.2)	(0.5)	(0.4)	0.1
2006 Restructuring Plan:
Severance and benefits	2.7	—	—	(0.1)	(0.1)	2.5

Total	$10.7	$0.5	$(7.2)	$(0.9)	$(0.5)	$2.6

We expect to make payments against the restructuring reserve of approximately $0.4 million over the next twelve months.

2009 restructuring plan.  In 2009, the North American market for lead-acid battery separators had significant excess capacity and a highly consolidated customer base.  As a result of these factors and our estimates about future demand requirements in North America, we implemented a restructuring plan to better align lead-acid battery separator production capacity with demand in North America.

The restructuring plan included idling capacity and reducing headcount at our manufacturing facility in Owensboro, Kentucky.  The total estimated cost of the plan is expected to be approximately $23.2 million, of which $20.3 million has been recognized.  The total cost includes estimated cash charges of $3.3 million for severance and other costs and a non-cash impairment charge of $19.9 million for buildings and equipment.  The timing, scope and cash costs associated with the plan are subject to change as we implement the plan and continue to evaluate our business needs and costs.  Cash payments for other exit costs are expected to be paid over the next three years.

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

The plan included closing our facility in Potenza, Italy, streamlining production at our facility in Owensboro, Kentucky and reducing selling, general and administrative resources associated with the lead-acid battery separator business. The total cost of the restructuring plan was $61.4 million. The restructuring plan included costs associated with closing the Potenza, Italy facility, the termination of production employees at Potenza, Italy and Owensboro, Kentucky and certain selling, general and administrative employees. The restructuring also included a non-cash impairment charge of $28.9 million for buildings and machinery and equipment that will no longer be used in Potenza, Italy.  On March 9, 2010, we sold 100% of the stock of our Italian subsidiary, Daramic S.r.l.  As a result of the stock sale, the buyer acquired all of the assets and liabilities of Daramic S.r.l., including restructuring obligations associated with the Potenza, Italy facility of $7.2 million, consisting primarily of severance payments due to terminated employees.

2006 restructuring plan.  In December 2006, our separations media segment exited the production of cellulosic membranes and we realigned the cost structure at our Wuppertal, Germany facility. The total cost of the plan was $33.8 million, consisting of a $17.5 million non-cash impairment charge for buildings and equipment, $10.5 million for employee layoffs and $5.8 million for other costs related to the shutdown of portions of the Wuppertal facility.

Liquidity and Capital Resources

Cash and cash equivalents increased to $126.7 million at April 3, 2010 from $115.0 million at January 2, 2010.  The $11.7 million increase in cash consists of cash flow from operations of $47.8 million, reduced by purchases of property, plant and equipment, payments associated with the stock sale of our Italian subsidiary Daramic S.r.l., and principal payments on debt.

Operating activities.  Net cash provided by operating activities was $47.8 million in the three months ended April 3, 2010 consisting of cash flows from operations of $27.8 million and an increase in operating assets and liabilities of $19.9 million.  The decrease in accounts receivable and days sales outstanding (3%) was due primarily to the timing of payments. We have not experienced significant changes in accounts receivable aging or customer payment terms and believe that we have adequately provided for potential bad debts.  Inventory levels are consistent with year-end levels.  Our inventory is generally not subject to obsolescence and does not have a shelf life and we do not believe there is a significant risk of inventory impairment.  Accounts payable and accrued liabilities increased due to the timing of payments and accrued interest on the 8.75% senior subordinated notes, which is paid semi-annually in the second and fourth quarter of our fiscal year.

Net cash provided by operating activities was $14.8 million in the three months ended April 4, 2009, as compared to $31.4 million in the three months ended March 29, 2008. Cash provided by operating activities in the three months ended April 4, 2009 consisted of cash flows from operations. Accounts receivable decreased due to lower sales while days sales outstanding were comparable to the prior year. Inventories increased based on production and capacity planning for expected customer order patterns. Accounts payable and accrued liabilities decreased primarily due to the timing of payments on accounts payable and accrued liabilities and partially offset by an increase in accrued interest on the 8.75% senior subordinated notes. Interest for the 8.75% senior subordinated notes is paid semi-annually in the second and fourth quarters.  Refundable income taxes decreased primarily due to the receipt of a $5.0 million federal income tax refund.

Investing activities.  We have initiated lithium battery separator expansion projects in the U.S. and Korea for total expected costs of $102.0 million and $30.0 million, respectively.  Capital expenditures for the U.S. expansion project will be partially funded by a $49.3 million grant from the DOE.  In April 2010, we approved a $25.0 million expansion of our hemodialysis membrane (PUREMA ®) production capacity in Europe.   Capital expenditures for these projects will occur in 2010 through 2012.  Capital spending for fiscal year 2010 is currently estimated at approximately $75.0 million, net of DOE grant awards.  Capital expenditures, net of DOE grant awards, were $12.0 million in the three months ended April 3, 2010.

As a result of the stock sale of our Italian subsidiary, Daramic S.r.l., the buyer acquired the Potenza, Italy manufacturing facility and assumed all liabilities of the subsidiary, including environmental obligations and severance costs associated with closing this facility in 2008.  As a result of the stock sale, we will make net cash payments to the buyer of $21.7 million, of which $14.9 million was made at closing and the remaining $6.8 million (€5.0 million) will be paid on December 15, 2010.

Financing activities.  During the three months ended April 3, 2010, we made principal payments of debt of $8.1 million, including a $7.1 million mandatory prepayment associated with the 2009 excess cash flow calculation as defined in our credit agreement.

We intend to fund our ongoing operations with cash on hand, cash generated by operations and availability under the senior secured credit facility.

Our senior secured credit facility provides for a $322.9 million term loan facility ($306.9 million outstanding at April 3, 2010), a €35.0 million term loan facility ($46.1 million outstanding at April 3, 2010) and a $90.0 million revolving credit facility. At April 3, 2010, we had $80.7 million of borrowings available under the revolving credit facility ($90.0 million revolving credit facility less $9.3 million of undrawn standby letters of credit). The term loans mature in July 2014 and the revolving credit facility matures in July 2013. Interest rates under the senior secured credit facility are, at our option, equal to either an alternate base rate plus a 1.25% margin or the Eurocurrency base rate plus a 2.25% margin. At April 3, 2010, interest rates on the U.S. dollar term loan and Eurodollar term loan were 2.50% and 2.62%, respectively.

When loans are outstanding under the revolving credit facility, we are required to maintain a senior leverage ratio of indebtedness to Adjusted EBITDA of less than 3.00 to 1.00. At April 3, 2010, our senior leverage ratio was 1.84 to 1.00 and the entire amount of the revolving credit facility was available for borrowing.

Adjusted EBITDA, as defined under the senior secured credit facility, was as follows:

(in millions)	Last Twelve Months Ended April 3, 2010
Net loss	$(102.8)
Add/Subtract:
Depreciation and amortization	50.7
Interest expense, net	55.2
Income taxes	7.2
Stock compensation	2.5
Foreign currency gain	(0.5)
Loss on disposal of property, plant and equipment	0.2
Business restructuring	21.2
Gain on sale of Italian subsidiary	(3.3)
Goodwill impairment	131.5
Costs related to the FTC complaint	3.2
Other non-cash or non-recurring charges	(0.3)
Adjusted EBITDA	$164.8

The calculation of the senior leverage ratio as defined under the senior credit facility as of April 3, 2010 is as follows:

(in millions)
Indebtedness (1)	$303.0
Adjusted EBITDA	$164.8
Actual leverage ratio	1.84x

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

Future principal debt payments are expected to be paid out of cash flows from operations, borrowings on our revolving credit facility and future refinancing of our debt. Our cash interest requirements for the next twelve months are estimated to be $47.1 million.

The 8.75% senior subordinated notes ($428.1 million outstanding at April 3, 2010) will mature in 2012 and are guaranteed by most of our existing and future domestic restricted subsidiaries, subject to certain exceptions. Except under certain circumstances, the 8.75% senior subordinated notes do not require principal payments prior to their maturity in 2012. Interest on the 8.75% senior subordinated notes is payable semi-annually in cash. The 8.75% senior subordinated notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments.

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

Foreign Operations

We manufacture our products at 14 strategically located facilities in North America, Europe and Asia.  Net sales from the foreign locations were approximately $101.2 million and $73.0 million for the three months ended April 3, 2010 and April 4, 2009, respectively.  Typically, we sell our products in the currency of the country where the manufacturing facility that produces the product is located.  Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices.  There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on our business or market opportunities within such governments’ countries.  Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.

Environmental matters

Environmental obligations are accrued when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value. We do not currently anticipate any material loss in excess of the amounts accrued. However, our future remediation expenses may be affected by a number of uncertainties including, but not limited to, the difficulty in estimating the extent and method of remediation, the evolving nature of environmental regulations and the availability and application of technology. We do not expect the resolution of such uncertainties to have a material adverse effect on the financial condition of the Company. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. At April 3, 2010, environmental reserves, which are predominately euro-denominated, were $20.4 million.

On March 9, 2010, we sold 100% of the stock of our Italian subsidiary, Daramic S.r.l. As a result of the stock sale, the buyer acquired all assets and liabilities of Daramic S.r.l., including the Potenza, Italy facility and environmental obligations associated with the Potenza site. The buyer has fully indemnified us with regard to environmental, health and safety matters related to this site.

In connection with the acquisition of Membrana in 2002, we recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for us to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. At April 3, 2010, the environmental reserve for the Membrana facility was $18.5 million. We anticipate that expenditures will be made over the next seven to ten years.

We have indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel N.V. (“Akzo”), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. We will receive indemnification payments under the indemnification agreements as expenditures are made against approved claims. At April 3, 2010, amounts receivable under the indemnification agreements were $15.0 million.

In connection with the 2008 acquisition of Microporous, we identified potential environmental contamination at the manufacturing site in Piney Flats, Tennessee. As part of the acquisition, the seller purchased an environmental insurance policy on behalf of us. Subsequent to the acquisition, we performed additional environmental studies and confirmed that environmental contamination was present.  At April 3, 2010, the environmental reserve for the Piney Flats, Tennessee facility was $1.9 million. We recorded the estimated cost of remediation and the related receivables from the insurance company in the allocation of purchase price at the date of acquisition. At April 3, 2010, the receivable balance was $1.4 million.

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

Interest rate risk

At April 3, 2010, we had fixed rate debt of $428.1 million and variable rate debt of $353.0 million. To reduce the interest rate risk inherent in the Company’s variable rate debt, the Company may utilize interest rate swap agreements to convert all or a portion of the variable rate debt to a fixed rate obligation.  At April 3, 2010, there were no outstanding interest rate swap agreements.  The pre-tax earnings and cash flow impact resulting from a 100 basis point increase in interest rates on our variable rate debt, holding other variables constant, would be $3.5 million per year.

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

The dollar/euro exchange rates used in our financial statements for the periods ended as set forth below were as follows:

	April 3, 2010	April 4, 2009
Period end rate	1.3541	1.3443
Period average rate for the three months ended	1.3856	1.3060

Our strategy for management of currency risk relies primarily on conducting our operations in a country’s respective currency and may, from time to time, involve currency derivatives.  As of April 3, 2010, we did not have any foreign currency derivatives outstanding.

Item 4.  Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) was performed under the supervision, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls are designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 3, 2010 to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended April 3, 2010, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On March 20, 2008, we received a letter from the United States Federal Trade Commission (the “FTC” or the “Commission”) requesting that we voluntarily provide certain documents and information to the FTC regarding our acquisition of Microporous Holding Corporation, the parent company of Microporous Products L.P. (“Microporous”), which was completed on February 29, 2008. The letter stated that the FTC was conducting an investigation to determine whether the Microporous acquisition will substantially lessen competition in any relevant market and thereby violate federal antitrust laws. We voluntarily responded to the letter in writing and through supplemental telephone conversations and meetings.

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

On September 9, 2008, the FTC issued an administrative complaint against us alleging that our actions and the acquisition of Microporous have substantially lessened competition in North American markets for lead-acid battery separators. We filed an answer to the complaint on October 15, 2008 denying the material allegations of the complaint. The matter was presented before an Administrative Law Judge (“ALJ”) of the FTC and the hearing concluded on June 12, 2009. In October 2009, the ALJ granted our request to re-open the record to take additional evidence.  On February 22, 2010, the FTC’s ALJ issued an initial decision in which he recommended to the Commission that it order us to divest substantially all of the acquired Microporous assets, which includes the manufacturing facilities located in Piney Flats, Tennessee and Feistritz, Austria and restore the competitive environment to that which existed prior to the acquisition, while ruling in our favor on other portions of the complaint.  On March 15, 2010, we filed a Notice of Appeal with the Commission.

We believe that the initial decision is inconsistent with the law and the facts presented at the hearing and that the Microporous acquisition is and will continue to be beneficial to our customers and the industry. Therefore, we intend to continue to vigorously defend our position and to pursue an appeal of the decision. It is not possible, however, to predict with certainty whether we will be successful in the appellate process. If the FTC and the courts affirm the ALJ’s initial decision, then we may be required to divest some or all of the assets acquired in the Microporous acquisition and we may be subject to some prospective restrictions on our future conduct. We believe that a final judicial resolution to the challenge by the FTC to the Microporous acquisition could take several years.

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

Date: May 6, 2010		POLYPORE INTERNATIONAL, INC.
(Registrant)

	By:	/s/ Robert B. Toth
Robert B. Toth
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Lynn Amos
Lynn Amos
Chief Financial Officer
(principal financial officer and principal accounting officer)