Form 10-Q
period 2010-07-03
Polypore International, Inc.
filed 2010-08-06
CIK 1292556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 3, 2010

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

There were 44,525,896 shares of the registrant’s common stock outstanding as of August 2, 2010.

Polypore International, Inc.

Index to Quarterly Report on Form 10-Q

For the Three Months Ended July 3, 2010

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

•                 our inability to generate cash;

•                 restrictions related to the senior secured credit facility;

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Polypore International, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)	July 3, 2010	January 2, 2010*
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$135,721	$114,975
Accounts receivable, net	98,927	107,122
Inventories	72,287	72,498
Deferred income taxes	2,039	1,791
Prepaid and other	13,120	15,373
Total current assets	322,094	311,759
Property, plant and equipment, net	369,535	388,036
Goodwill	469,319	469,319
Intangibles and loan acquisition costs, net	154,348	165,971
Environmental indemnification receivable	10,145	14,667
Other	2,852	2,841
Total assets	$1,328,293	$1,352,593

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$25,090	$17,570
Accrued liabilities	58,384	59,835
Income taxes payable	6,725	608
Current portion of debt	3,668	10,860
Total current liabilities	93,867	88,873
Debt, less current portion	758,045	792,573
Pension and postretirement benefits, less current portion	56,768	66,269
Environmental reserve, less current portion	8,209	30,412
Deferred income taxes	66,753	74,160
Other	12,437	15,961
Commitments and contingencies

Shareholders’ equity:
Preferred stock — 15,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value — 200,000,000 shares authorized, 44,524,380 and 44,417,326 issued and outstanding at July 3, 2010 and January 2, 2010	445	444
Paid-in capital	483,150	481,248
Accumulated deficit	(150,508)	(183,998)
Accumulated other comprehensive loss	(873)	(13,349)
	332,214	284,345
Total liabilities and shareholders’ equity	$1,328,293	$1,352,593

* Derived from audited consolidated financial statements

See notes to condensed consolidated financial statements

Polypore International, Inc.

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Net sales	$150,118	$118,179	$295,457	$227,089
Cost of goods sold	88,980	71,601	175,980	137,108
Gross profit	61,138	46,578	119,477	89,981
Selling, general and administrative expenses	28,729	25,092	55,996	50,292
Business restructuring	(1,332)	11	(877)	566
Operating income	33,741	21,475	64,358	39,123
Other (income) expense:
Interest expense, net	11,037	14,622	23,314	28,769
Gain on sale of Italian subsidiary	—	—	(3,327)	—
Foreign currency and other	(382)	1,278	(834)	790
	10,655	15,900	19,153	29,559
Income before income taxes	23,086	5,575	45,205	9,564
Income taxes	7,144	1,365	11,715	2,393
Net income	$15,942	$4,210	$33,490	$7,171

Net income per share:
Basic	$0.36	$0.09	$0.75	$0.16
Diluted	$0.34	$0.09	$0.73	$0.16

Weighted average shares outstanding:
Basic	44,510,737	44,379,598	44,478,009	44,377,141
Diluted	46,243,097	44,633,246	46,004,799	44,544,756

See notes to condensed consolidated financial statements

Polypore International, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
(in thousands)	July 3, 2010	July 4, 2009
Operating activities:
Net income	$33,490	$7,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	15,807	17,085
Amortization expense	8,209	8,453
Amortization of loan acquisition costs	1,294	1,294
Stock-based compensation	1,058	753
Loss on disposal of property, plant and equipment	51	259
Foreign currency (gain) loss	(507)	244
Deferred income taxes	1,630	(3,414)
Business restructuring	(877)	566
Gain on sale of Italian subsidiary	(3,327)	—
Changes in operating assets and liabilities:
Accounts receivable	2,382	11,553
Inventories	(4,273)	(13,403)
Prepaid and other current assets	292	(350)
Accounts payable and accrued liabilities	11,964	(13,738)
Income taxes payable	4,063	4,221
Other, net	1,905	(3,603)
Net cash provided by operating activities	73,161	17,091
Investing activities:
Purchases of property, plant and equipment	(24,501)	(4,766)
Net payments associated with stock sale of Italian subsidiary	(14,908)	—
Net cash used in investing activities	(39,409)	(4,766)
Financing activities:
Principal payments on debt	(8,973)	(2,594)
Proceeds from stock option exercises	845	55
Net cash used in financing activities	(8,128)	(2,539)
Effect of exchange rate changes on cash and cash equivalents	(4,878)	3,898
Net increase in cash and cash equivalents	20,746	13,684
Cash and cash equivalents at beginning of period	114,975	83,021
Cash and cash equivalents at end of the period	$135,721	$96,705

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles for interim financial information.  Accordingly, the unaudited condensed consolidated financial statements and notes do not contain certain information included in the Company’s annual financial statements. In the opinion of management, all normal and recurring adjustments that are necessary for a fair presentation have been made.  Operating results for the three months ended July 3, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2011.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

2.                                      Inventories

Inventories are carried at the lower of cost or market using the first-in, first-out (“FIFO”) method of accounting and consist of:

(in thousands)	July 3, 2010	January 2, 2010
Raw materials	$27,886	$30,466
Work-in-process	14,206	15,909
Finished goods	30,195	26,123
Total	$72,287	$72,498

3.                                      Debt

Debt, in order of priority, consists of:

(in thousands)	July 3, 2010	January 2, 2010
Senior credit facilities:
Revolving credit facility	$—	$—
Term loan facilities	348,643	363,678
8.75% senior subordinated notes	413,070	439,755
	761,713	803,433
Less current maturities	3,668	10,860
Long-term debt	$758,045	$792,573

4.                                      Derivatives and Hedging Transactions

The Company has euro-denominated senior subordinated notes (€150,000,000, or $188,070,000, at July 3, 2010) held in the U.S. that effectively hedge a portion of the Company’s net investment in its foreign subsidiaries. The translation of the euro-denominated notes held in the U.S. results in foreign currency gains or losses that are included in “Accumulated other comprehensive loss” in the accompanying condensed consolidated balance sheets.

To reduce the interest rate risk inherent in the Company’s variable rate debt, the Company may utilize interest rate swap agreements to convert all or a portion of the variable rate debt to a fixed rate obligation.  In January 2008, the Company entered into two interest rate swap agreements that effectively fixed the interest rate on a portion of its term debt.  The interest rate swap agreements had notional amounts of $50,000,000 and $200,000,000 and expired on June 30, 2009 and December 31, 2009, respectively.  The Company designated these swap agreements as cash flow hedges with changes in fair value, net of income taxes, recorded to “Accumulated other comprehensive loss” in the accompanying condensed consolidated balance sheets.  The Company recognized additional interest expense of $1,817,000 and $3,593,000 for the three and six months ended

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

July 4, 2009, respectively, representing the difference between the fixed interest rate on the swap agreements and the variable interest rate on the term debt.

The impact of changes in the translation of euro-denominated senior subordinated notes and fair value of the interest rate swap agreements on other comprehensive income is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income
	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Euro-denominated senior subordinated notes	$15,045	$(8,175)	$26,685	$(945)
Interest rate swap agreements	—	859	—	1,592

5.                                      Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt.  The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturities of these assets and liabilities.  The carrying amount of borrowings under the senior secured credit facilities approximates fair value because the interest rates adjust to market interest rates. The fair value of the 8.75% senior subordinated notes, based on quoted market prices, was $412,692,000 at July 3, 2010.

6.                                      Employee Benefit Plans

The Company and its subsidiaries sponsor multiple defined benefit pension plans and an other postretirement benefit plan.  The following table provides the components of net periodic benefit cost:

	Pension Plans
	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Service cost	$326	$279	$677	$799
Interest cost	1,064	1,201	2,219	2,185
Expected return on plan assets	(183)	(162)	(382)	(382)
Amortization of prior service cost	(12)	(8)	(25)	(26)
Recognized net actuarial gain	(6)	(196)	(12)	(7)
Net periodic benefit cost	$1,189	$1,114	$2,477	$2,569

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Service cost	$3	$2	$6	$6
Interest cost	34	36	68	66
Recognized net actuarial loss	3	—	6	—
Net periodic benefit cost	$40	$38	$80	$72

7.                                      Environmental Matters

Environmental obligations are accrued when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value. The Company does not currently anticipate any material loss in excess of the amounts accrued. However, the Company’s future

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

remediation expenses may be affected by a number of uncertainties including, but not limited to, the difficulty in estimating the extent and method of remediation, the evolving nature of environmental regulations, and the availability and application of technology. The Company does not expect the resolution of such uncertainties to have a material adverse effect on its consolidated financial position or liquidity. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. Environmental reserves, which are predominately euro-denominated, were $16,399,000 and $45,397,000 as of July 3, 2010 and January 2, 2010, respectively.

On March 9, 2010, the Company sold 100% of the stock of its Italian subsidiary, Daramic S.r.l. (Note 15). As a result of the stock sale, the buyer acquired all assets and liabilities of Daramic S.r.l., including the Potenza, Italy facility and environmental obligations of $22,291,000 associated with the Potenza site. The buyer has fully indemnified the Company with regard to environmental, health and safety matters related to this site.

In connection with the acquisition of Membrana GmbH (“Membrana”) in 2002, the Company recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for the Company to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. The environmental reserve for the Membrana facility was $16,001,000 and $19,852,000 at July 3, 2010 and January 2, 2010, respectively. The Company anticipates that expenditures will be made over the next seven to ten years.

The Company has indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel N.V. (“Akzo”), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. The Company will receive indemnification payments under the indemnification agreements as expenditures are made against approved claims. Amounts receivable under the indemnification agreements were $13,896,000 and $17,618,000 at July 3, 2010 and January 2, 2010, respectively. The current portion of the indemnification receivable is included in “Prepaid and other” in the accompanying condensed consolidated balance sheets.

In connection with the 2008 acquisition of Microporous Holding Corporation (“Microporous”), the Company identified potential environmental contamination at the manufacturing site in Piney Flats, Tennessee. As part of the acquisition, the seller purchased an environmental insurance policy on behalf of the Company. Subsequent to the acquisition, the Company performed additional environmental studies and confirmed that environmental contamination was present.  The environmental reserve, net of related receivables from the insurance company, was $209,000 and $500,000 at July 3, 2010 and January 2, 2010, respectively.  The Company recorded the estimated cost of remediation and the related receivables from the insurance company in the allocation of purchase price at the date of acquisition.

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

The restructuring plan included idling capacity and reducing headcount at the Company’s manufacturing facility in Owensboro, Kentucky.  The total cost of the plan is estimated to be approximately $23,225,000, including estimated cash charges of $3,329,000 for severance and benefits and other exit costs and a non-cash impairment charge of $19,896,000 for buildings and equipment.  The total cost recognized through July 3, 2010 was $20,316,000, which included cash charges of $420,000 for severance and other exit costs and the non-cash impairment charge.  The timing, scope and cash costs associated with the plan are subject to change as the Company implements the plan and continues to evaluate its business needs and costs.  During the first six months of 2010, worldwide demand for lead-acid battery separators has exceeded previous estimates.  As a result, the Company is currently utilizing portions of the facility that were previously idled and the timing, scope and future cash costs associated with this plan are uncertain at this time.

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

2006 Restructuring Plan

In December 2006, the Company’s separations media segment exited the production of cellulosic membranes and realigned the cost structure at its Wuppertal, Germany facility. The total cost of the plan was $33,753,000, consisting of a $17,492,000 non-cash impairment charge for buildings and equipment, $10,466,000 for employee layoffs and $5,795,000 for other costs related to the shutdown of portions of the Wuppertal facility.  During the three months ended July 3, 2010, the Company reduced the estimated costs of severance and benefits and related accrual by $1,334,000 to reflect actual costs expected to be incurred.

Restructuring reserve activity during the six months ended July 3, 2010, including the impact of the stock sale of Daramic S.r.l. on the 2008 plan, consisted of:

(in thousands)	Balance at January 2, 2010	Restructuring Charges	Other	Cash Payments	Foreign Currency Translation	Balance at July 3, 2010
2009 Restructuring Plan:
Severance and benefits	$132	$(72)	$—	$(60)	$—	$—
Other	—	287	—	(287)	—	—
	132	215	—	(347)	—	—
2008 Restructuring Plan:
Severance and benefits	7,312	—	(6,616)	(220)	(360)	116
Other	617	242	(591)	(242)	(26)	—
	7,929	242	(7,207)	(462)	(386)	116
2006 Restructuring Plan:
Severance and benefits	2,674	(1,334)	—	(167)	(313)	860

Total	$10,735	$(877)	$(7,207)	$(976)	$(699)	$976

9.                                      Income Taxes

The income tax provision for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis.  Income tax expense recorded in the financial statements differs from the federal statutory income tax rate due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, and various changes in estimates of permanent differences and valuation allowances.  In the six months ended July 3, 2010, the Company’s effective tax rate was also impacted by the sale of its Italian subsidiary, Daramic S.r.l.

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

10.          Acquisitions

In December 2009, the Company acquired the remaining 40% noncontrolling interest in a lead-acid battery separator manufacturing facility located in Tianjin, China for $3,600,000.  The purchase price in excess of the carrying amount of the noncontrolling interest was recorded as additional paid-in capital.

11.          Comprehensive Income

Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Net income	$15,942	$4,210	$33,490	$7,171
Foreign currency translation adjustment, net of deferred taxes	4,985	(1,824)	12,373	1,330
Net actuarial gain (loss) and prior service credit, net of deferred taxes	58	(164)	103	(19)
Unrealized gain on interest rate swap agreements, net of deferred taxes	—	859	—	1,592
Comprehensive income	$20,985	$3,081	$45,966	$10,074

12.          Related Party Transactions

The Company’s German subsidiary has a 33% equity investment in a patent and trademark service provider and a 25% equity investment in a research company.  During the three months ended July 3, 2010, the Company increased its ownership interest in the patent and trademark provider from 25% to 33% for an additional investment of $183,000. The investments are accounted for under the equity method of accounting.  The Company’s equity investment balance for these two investments was $554,000 and $434,000 at July 3, 2010 and January 2, 2010, respectively.  Charges from the affiliates for work performed were $256,000 and $637,000 for the three and six months ended July 3, 2010, respectively. Charges from the affiliates for work performed were $466,000 and $573,000 for the three and six months ended July 4, 2009, respectively.  Amounts due to the affiliates were $47,000 and $123,000 at July 3, 2010 and January 2, 2010, respectively.

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

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Net sales to external customers (by major product group):
Lead-acid battery separators	$74,906	$61,603	$145,919	$118,046
Lithium battery separators	32,592	20,661	62,991	37,964
Energy storage	107,498	82,264	208,910	156,010
Healthcare	25,535	24,836	54,460	49,784
Filtration and specialty	17,085	11,079	32,087	21,295
Separations media	42,620	35,915	86,547	71,079
Total net sales to external customers	$150,118	$118,179	$295,457	$227,089

Operating income:
Energy storage	$21,195	$13,518	$40,563	$22,807
Separations media	12,033	9,942	24,515	19,906
Corporate	(530)	(445)	(1,058)	(753)
Segment operating income	32,698	23,015	64,020	41,960
Business restructuring	(1,332)	11	(877)	566
Non-recurring costs	289	1,529	539	2,271
Total operating income	33,741	21,475	64,358	39,123
Reconciling items:
Interest expense, net	11,037	14,622	23,314	28,769
Gain on sale of Italian subsidiary	—	—	(3,327)	—
Foreign currency and other	(382)	1,278	(834)	790
Income before income taxes	$23,086	$5,575	$45,205	$9,564

Depreciation and amortization:
Energy storage	$8,387	$8,647	$16,926	$17,577
Separations media	3,424	3,989	7,090	7,961
Total depreciation and amortization	$11,811	$12,636	$24,016	$25,538

14.          U.S. Department of Energy Grant

On February 1, 2010, the Company finalized an agreement with the U.S. Department of Energy (“DOE”), formally awarding the Company a grant of $49,264,000 to help fund an estimated $102,000,000 expansion of its U.S. lithium battery separator production capacity.  The Company recognizes grant awards when qualifying expenditures are incurred.  For capital expenditures, the Company deducts grant awards from the cost of the related asset.  For expense reimbursements, the Company deducts grant awards from the related expenses.

The Company recognized grant awards for capital expenditures of $3,063,000 and $5,447,000 for the three and six months ended July 3, 2010, respectively.  The Company recognized grant awards for expenses of $527,000 and $1,400,000 for the three and six months ended July 3, 2010, respectively.  Amounts due from the DOE were $1,261,000 and $2,718,000 at July 3, 2010 and January 2, 2010, respectively, and classified as “Prepaid and other” in the accompanying condensed consolidated balance sheets.

15.          Sale of Italian Subsidiary

On March 9, 2010, the Company sold 100% of the stock of its wholly-owned Italian subsidiary, Daramic S.r.l., for €13,385,000 ($18,175,000 at March 9, 2010).  The Company recognized a gain of $3,327,000 on the sale, net of direct transaction costs.  As a result of the stock sale, the buyer acquired all of the assets and liabilities of Daramic S.r.l., including the Potenza, Italy

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

facility, which was closed in 2008, and environmental and restructuring obligations associated with the Potenza site.  In addition to assuming all assets and liabilities, the buyer fully indemnified the Company with regard to all environmental, health and safety matters related to this site.  In connection with the sale, the Company is required to make net cash payments to the buyer of €16,047,000, consisting of the settlement of an acquired intercompany receivable due to Daramic S.r.l. from affiliates of the Company, reduced by the purchase price of Daramic S.r.l. due from the buyer.  The Company paid €11,047,000 ($14,908,000) at closing and will pay the remaining €5,000,000 ($6,269,000 at July 3, 2010) on December 15, 2010.  The remaining payment is secured by a letter of credit and has been classified as “Accrued liabilities” in the accompanying condensed consolidated balance sheet at July 3, 2010.

16.          Financial Statements of Guarantors

The Company’s senior subordinated notes are unconditionally guaranteed, jointly and severally, on a senior basis by certain of the Company’s 100% owned subsidiaries (“Guarantors”).  Management has determined that separate complete financial statements of the Guarantors would not be material to users of the financial statements.

The following sets forth condensed consolidating financial statements of the Guarantors and non-Guarantor subsidiaries.

Condensed Consolidating Balance Sheet

July 3, 2010

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$60,784	$74,937	$—	$135,721
Accounts receivable, net	36,623	62,304	—	—	98,927
Inventories	24,723	47,564	—	—	72,287
Deferred income taxes	1,981	58	—	—	2,039
Prepaid and other	4,193	8,923	4	—	13,120
Total current assets	67,520	179,633	74,941	—	322,094
Due from affiliates	406,218	261,199	292,606	(960,023)	—
Investment in subsidiaries	218,124	287,741	384,496	(890,361)	—
Property, plant and equipment, net	145,375	224,160	—	—	369,535
Goodwill	—	—	469,319	—	469,319
Intangibles and loan acquisition costs, net	11	—	154,337	—	154,348
Other	1,496	11,501	—	—	12,997

Total assets	$838,744	$964,234	$1,375,699	$(1,850,384)	$1,328,293

Liabilities and shareholders’ equity

Accounts payable and accrued liabilities	$22,296	$56,263	$4,915	$—	$83,474
Income taxes payable	—	6,773	(48)	—	6,725
Current portion of debt	—	439	3,229	—	3,668
Total current liabilities	22,296	63,475	8,096	—	93,867
Due to affiliates	420,995	219,702	319,326	(960,023)	—
Debt, less current portion	—	42,128	715,917	—	758,045
Pension and postretirement benefits, less current portion	3,309	53,459	—	—	56,768
Environmental reserve, less current portion	360	7,849	—	—	8,209
Deferred income taxes and other	40,499	38,545	146	—	79,190
Shareholders’ equity	351,285	539,076	332,214	(890,361)	332,214

Total liabilities and shareholders’ equity	$838,744	$964,234	$1,375,699	$(1,850,384)	$1,328,293

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

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statement of Income

For the three months ended July 3, 2010

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated

Net sales	$52,135	$97,983	$—	$—	$150,118
Cost of goods sold	22,323	66,657	—	—	88,980
Gross profit	29,812	31,326	—	—	61,138
Selling, general and administrative expenses	17,411	10,789	529	—	28,729
Business restructuring	—	(1,332)	—		(1,332)
Operating income (loss)	12,401	21,869	(529)	—	33,741
Interest expense and other	(2,050)	1,871	10,834	—	10,655
Equity in earnings of subsidiaries	—	—	(19,795)	19,795	—
Income before income taxes	14,451	19,998	8,432	(19,795)	23,086
Income taxes	8,775	5,879	(7,510)	—	7,144
Net income	$5,676	$14,119	$15,942	$(19,795)	$15,942

Condensed Consolidating Statement of Income

For the three months ended July 4, 2009

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated

Net sales	$40,562	$77,617	$—	$—	$118,179
Cost of goods sold	18,505	53,096	—	—	71,601
Gross profit	22,057	24,521	—	—	46,578
Selling, general and administrative expenses	16,546	8,101	445	—	25,092
Business restructuring	—	11	—	—	11
Operating income (loss)	5,511	16,409	(445)	—	21,475
Interest expense and other	(561)	2,498	13,963	—	15,900
Equity in earnings of subsidiaries	—	—	(13,287)	13,287	—
Income (loss) before income taxes	6,072	13,911	(1,121)	(13,287)	5,575
Income taxes	2,246	4,450	(5,331)	—	1,365
Net income	$3,826	$9,461	$4,210	$(13,287)	$4,210

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statement of Income

For the six months ended July 3, 2010

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated

Net sales	$98,328	$197,129	$—	$—	$295,457
Cost of goods sold	43,147	132,833	—	—	175,980
Gross Profit	55,181	64,296	—	—	119,477
Selling, general and administrative expenses	33,435	21,504	1,057	—	55,996
Business restructuring	201	(1,078)	—	—	(877)
Operating income (loss)	21,545	43,870	(1,057)	—	64,358
Interest expense and other	(5,020)	905	23,268	—	19,153
Equity in earnings of subsidiaries	—	—	(43,369)	43,369	—
Income before income taxes	26,565	42,965	19,044	(43,369)	45,205
Income taxes	15,128	11,033	(14,446)	—	11,715
Net income	$11,437	$31,932	$33,490	$(43,369)	$33,490

Condensed Consolidating Statement of Income

For the six months ended July 4, 2009

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated

Net sales	$77,672	$149,417	$—	$—	$227,089
Cost of goods sold	35,492	101,616	—	—	137,108
Gross Profit	42,180	47,801	—	—	89,981
Selling, general and administrative expenses	32,892	16,647	753	—	50,292
Business restructuring	—	566	—	—	566
Operating income (loss)	9,288	30,588	(753)	—	39,123
Interest expense and other	(1,070)	3,597	27,032	—	29,559
Equity in earnings of subsidiaries	—	—	(24,676)	24,676	—
Income (loss) before income taxes	10,358	26,991	(3,109)	(24,676)	9,564
Income taxes	3,832	8,841	(10,280)	—	2,393
Net income	$6,526	$18,150	$7,171	$(24,676)	$7,171

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statement of Cash Flows

For the six months ended July 3, 2010

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net cash provided by (used in) operating activities	$49,034	$40,931	$(22,595)	$5,791	$73,161
Investing activities:
Purchases of property, plant and equipment	(20,843)	(3,658)	—	—	(24,501)
Net payments associated with stock sale of Italian subsidiary	—	(14,908)	—	—	(14,908)
Net cash used in investing activities	(20,843)	(18,566)	—	—	(39,409)
Financing activities:
Principal payments on debt	—	(226)	(8,747)	—	(8,973)
Issuance of common stock	—	—	845	—	845
Intercompany transactions, net	(27,549)	(2,704)	36,044	(5,791)	—
Net cash provided by (used in) financing activities	(27,549)	(2,930)	28,142	(5,791)	(8,128)
Effect of exchange rate changes on cash and cash equivalents	(642)	(4,236)	—	—	(4,878)
Net increase in cash and cash equivalents	—	15,199	5,547	—	20,746
Cash and cash equivalents at beginning of period	—	45,585	69,390	—	114,975
Cash and cash equivalents at end of period	$—	$60,784	$74,937	$—	$135,721

Condensed Consolidating Statement of Cash Flows

For the six months ended July 4, 2009

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net cash provided by (used in) operating activities	$12,315	$20,712	$(5,935)	$(10,001)	$17,091
Investing activities:
Purchases of property, plant and equipment	(2,182)	(2,584)	—	—	(4,766)
Net cash used in investing activities	(2,182)	(2,584)	—	—	(4,766)
Financing activities:
Principal payments on debt and capital lease	(740)	(240)	(1,614)	—	(2,594)
Issuance of common stock	—	—	55	—	55
Intercompany transactions, net	(9,507)	(8,871)	8,377	10,001	—
Net cash provided by (used in) financing activities	(10,247)	(9,111)	6,818	10,001	(2,539)
Effect of exchange rate changes on cash and cash equivalents	114	3,784	—	—	3,898
Net increase in cash and cash equivalents	—	12,801	883	—	13,684
Cash and cash equivalents at beginning of period	—	25,657	57,364	—	83,021
Cash and cash equivalents at end of period	$—	$38,458	$58,247	$—	$96,705

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

Energy Storage Segment

In the energy storage segment, our membrane separators are a critical performance component in lithium batteries, which are primarily used in consumer electronics and electric drive vehicle (“EDV”) applications, and lead-acid batteries, which are used globally in transportation and numerous industrial applications. We believe the global economic recession adversely impacted sales in 2009 and although we have seen economic improvement during the first half of 2010, the economic environment is still uncertain and could have an adverse impact in the near future.  Although the short-term economic outlook is uncertain, we believe that the long-term growth drivers for the energy storage business — growth in Asia, increasing demand for consumer electronics and continued application proliferation, including EDV’s — remain intact.  We have and will continue to position ourselves to capitalize on these future growth opportunities.

Lithium batteries are the power source in a wide variety of electronics applications ranging from notebook computers and mobile phones to cordless power tools. In addition to consumer electronics applications, development and investment in lithium batteries for use in EDV applications is accelerating and we are making sales into this market.  In late 2008, we completed a lithium battery separator capacity expansion at our Charlotte, NC facility. In late 2009, we initiated a $102.0 million expansion aimed at enhancing our position as a market leader in supplying lithium separators for EDV applications.  The expansion will be partially funded by a $49.3 million grant from the U.S. Department of Energy (“DOE”) and includes the existing Charlotte, NC facility and construction of a new manufacturing facility in Concord, NC.  We expect production for the new capacity at our existing Charlotte, NC facility to begin ramping up in the fourth quarter of 2010.  Construction of the new manufacturing facility in Concord, NC will begin in the third quarter of 2010.  In 2008, we acquired a lithium battery separator company in South Korea which was subsequently renamed Celgard Korea, Inc. In early 2010, we initiated a $30.0 million capacity expansion at this facility to serve growth in consumer electronics applications in Asia with start-up expected in late 2011.

In the lead-acid battery market, the high proportion of aftermarket replacement sales and the steady growth of the worldwide fleet of motor vehicles provide us with a growing recurring revenue base in lead-acid battery separators. Worldwide demand for lead-acid battery separators is expected to continue to grow at slightly more than annual economic growth.  The Asia-Pacific region is the fastest growing market for lead-acid battery separators.  Growth in this region is driven by the increasing penetration of automobile ownership, growth in industrial and manufacturing sectors, export incentives and ongoing conversion to the polyethylene-based membrane separators we produce.  We have positioned ourselves to benefit from growth in Asia by expanding capacity at our Prachinburi, Thailand facility, acquiring battery separator manufacturing assets in India, acquiring the remaining 40% minority interest in our production facility in Tianjin, China and establishing an Asian Technical Center in Thailand.  We are currently in the process of expanding our operation in India and expect it to be completed in the third quarter of 2010.  In 2010, we reached an agreement to enter into a joint venture with a customer, Camel Group Co., Ltd. (“Camel”), a leading battery manufacturer in China, to produce lead-acid battery separators primarily for Camel’s use.  The joint venture will be located at Camel’s facility in Xiangfan, China and is expected to start production in early 2012.  We will own 65% of the joint venture and our contribution will primarily consist of redeployed production assets from our former facility in Potenza, Italy.  We will continue to focus our resources and assets to capitalize on growth in this important region.

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

Healthcare applications include hemodialysis, blood oxygenation and plasmapheresis. Growth in demand for hemodialysis membranes is driven by the increasing worldwide population of end-stage renal disease patients. We estimate that conversion to single-use dialyzers and increasing treatment frequency will result in additional dialyzer market growth. In April 2010, we approved a $25.0 million expansion of hemodialysis membrane (PUREMA ®) production capacity at our Wuppertal, Germany facility that will commence in the second half of 2010 for start-up in the second half of 2011.

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

Results of Operations

The following table sets forth, for the periods indicated, certain operating data in amount and as a percentage of net sales:

			Percentage of Net Sales
	Three Months Ended		Three Months Ended
($’s in millions)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Net sales	$150.1	$118.2	100.0%	100.0%

Gross profit	61.1	46.6	40.7	39.4
Selling, general and administrative expenses	28.7	25.1	19.1	21.2
Business restructuring	(1.3)	—	(0.8)	—
Operating income	33.7	21.5	22.4	18.2
Interest expense, net	11.0	14.6	7.3	12.4
Foreign currency and other	(0.3)	1.3	(0.2)	1.1
Income before income taxes	23.0	5.6	15.3	4.7
Income taxes	7.1	1.4	4.7	1.2
Net income	$15.9	$4.2	10.6%	3.5%

			Percentage of Net Sales
	Six Months Ended		Six Months Ended
($’s in millions)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Net sales	$295.5	$227.1	100.0%	100.0%

Gross profit	119.5	90.0	40.4	39.6
Selling, general and administrative expenses	56.0	50.3	18.9	22.1
Business restructuring	(0.9)	0.6	(0.3)	0.3
Operating income	64.4	39.1	21.8	17.2
Interest expense, net	23.3	28.8	7.9	12.7
Gain on sale of Italian subsidiary	(3.3)	—	(1.1)	—
Foreign currency and other	(0.8)	0.7	(0.3)	0.3
Income before income taxes	45.2	9.6	15.3	4.2
Income taxes	11.7	2.4	4.0	1.0
Net income	$33.5	$7.2	11.3%	3.2%

Comparison of the three months ended July 3, 2010 with the three months ended July 4, 2009

Net sales.  Net sales for the three months ended July 3, 2010 were $150.1 million, an increase of $31.9 million, or 27.0%, from the same period in the prior year.  Energy storage sales for the three months ended July 3, 2010 were $107.5 million, an increase of $25.2 million, or 30.6%.  Lithium battery separator sales increased by $11.9 million due to economic improvement in consumer electronics, continued application proliferation and new product launches, including EDV’s.  Lead-acid battery separator sales increased by $13.3 million due to economic improvement in the Americas and Europe and continued growth in Asia, slightly offset by the effect of foreign currency translation of $0.8 million.

Separations media sales for the three months ended July 3, 2010 were $42.6 million, an increase of $6.7 million, or 18.7%, from the same period in the prior year.  The negative effect of foreign currency translation was $2.3 million.  Healthcare sales increased by $0.7 million, or 2.8%, due to strong demand in hemodialysis and blood oxygenation applications, somewhat offset by the effect of foreign currency translation.  Filtration and specialty product sales increased by $6.0 million, or 54.1%, due to strong demand in all key applications, somewhat offset by the effect of foreign currency translation.

Gross Profit.  Gross profit as a percent of sales was 40.7% for the three months ended July 3, 2010, as compared to 39.4% in the same period of the prior year.  Energy storage gross profit as a percent of sales was 37.8% for the three months ended July 3, 2010, as compared to 36.2% in the same period of the prior year.  The increase in gross profit margins was primarily due to higher production volumes and production efficiencies, somewhat offset by increased costs associated with growth investments.  Separations media gross profit as a percent of sales was 48.1% for the three months ended July 3, 2010, which was consistent with 46.8% in the same period of the prior year.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $3.6 million for the three months ended July 3, 2010 as compared to the prior year, primarily due to the accrual of variable incentives under performance-based compensation plans.

Interest expense.  Interest expense for the three months ended July 3, 2010 decreased by $3.6 million from the same period in the prior year due to lower interest rates under our senior credit facilities, the effect of foreign currency fluctuations on our euro-denominated debt and in the prior year, additional interest expense recognized under interest rate swap agreements.

Income taxes.  The income tax provision for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis.  The effective tax rate was 30.9% for the three months ended July 3, 2010, as compared to 24.5% for the same period in the prior year.  Our effective tax rate fluctuates due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, and various changes in estimates of permanent differences and valuation allowances.

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

The effect of each of these items on our effective tax rate on continuing operations is quantified in the table below:

	Three Months Ended
	July 3, 2010	July 4, 2009
U.S. federal statutory rate	35.0%	35.0%
State income taxes	0.6	(0.5)
Mix of income in taxing jurisdictions	(7.5)	(10.7)
Other permanent differences and valuation allowances	2.8	0.7
Total effective tax rate on income	30.9%	24.5%

Comparison of the six months ended July 3, 2010 with the six months ended July 4, 2009

Net sales.  Net sales for the six months ended July 3, 2010 were $295.5 million, an increase of $68.4 million, or 30.1%, from the same period in the prior year.  Energy storage sales for the six months ended July 3, 2010 were $208.9 million, an increase of $52.9 million, or 33.9%.  Lithium battery separator sales increased by $25.0 million due to economic improvement in consumer electronics, continued application proliferation and new product launches, including EDV’s.  Lead-acid battery separator sales increased by $27.9 million due to economic improvement in the Americas and Europe, continued growth in Asia and the effect of foreign currency translation of $2.1 million.

Separations media sales for the six months ended July 3, 2010 were $86.6 million, an increase of $15.5 million, or 21.8% from the same period in the prior year. The effect of foreign currency translation was not significant.  Healthcare sales increased by $4.7 million, or 9.4%, due to strong demand in hemodialysis and blood oxygenation applications.  Filtration and specialty product sales increased by $10.8 million, or 50.7%, due to strong demand in all key applications.

Gross Profit.  Gross profit as a percent of net sales was 40.4% for the six months ended July 3, 2010, as compared to 39.6% in the same period of the prior year.  Energy storage gross profit as a percent of net sales was 37.4% for the six months ended July 3, 2010, as compared to 35.8% in the same period of the prior year. The increase in gross profit margin was due to higher production volumes and production efficiencies, somewhat offset by increased costs associated with growth investments. Separations media gross profit as a percent of sales was 47.7% for the six months ended July 3, 2010, which is consistent with 48.1% in the same period of the prior year.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $5.7 million for the six months ended July 3, 2010 as compared to the prior year, primarily due to the accrual of variable incentives under performance-based compensation plans.

Interest expense.  Interest expense for the six months ended July 3, 2010 decreased by $5.5 million from the same period in the prior year due to lower interest rates under our senior credit facilities, the effect of foreign currency fluctuations on our euro-denominated debt and in the prior year, additional interest expense recognized under interest rate swap agreements.

Income taxes.  The income tax provision for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis.  The effective tax rate was 25.9% for the six months ended July 3, 2010, as compared to 25.0% for the same period in the prior year.  Our effective tax rate fluctuates due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, and various changes in estimates of permanent differences and valuation allowances. Additionally, our effective tax rate was also impacted by the sale of our Italian subsidiary, Daramic S.r.l.

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

The effect of each of these items on our effective tax rate on continuing operations is quantified in the table below:

	Six Months Ended
	July 3, 2010	July 4, 2009
U.S. federal statutory rate	35.0%	35.0%
State income taxes	0.6	(0.5)
Mix of income in taxing jurisdictions	(7.5)	(10.7)
Other permanent differences and valuation allowances	1.4	1.2
Sale of Italian subsidiary	(3.6)	—
Total effective tax rate on income	25.9%	25.0%

Business Restructuring

The components of restructuring activity in the six months ended July 3, 2010, including the impact of the stock sale of Daramic S.r.l. on the 2008 plan, were as follows:

(in millions)	Balance at January 2, 2010	Restructuring Charges	Other	Cash Payments	Foreign Currency Translation	Balance at July 3, 2010
2009 Restructuring Plan:
Severance and benefits	$0.1	$(0.1)	$—	$—	$—	$—
Other	—	0.3	—	(0.3)	—	—
	0.1	0.2	—	(0.3)	—	—
2008 Restructuring Plan:
Severance and benefits	7.3	—	(6.6)	(0.2)	(0.4)	0.1
Other	0.6	0.2	(0.6)	(0.2)	—	—
	7.9	0.2	(7.2)	(0.4)	(0.4)	0.1
2006 Restructuring Plan:
Severance and benefits	2.7	(1.3)	—	(0.2)	(0.3)	0.9

Total	$10.7	$(0.9)	$(7.2)	$(0.9)	$(0.7)	$1.0

We expect to make payments against the restructuring reserve of approximately $0.4 million over the next twelve months.

2009 restructuring plan.  In 2009, the North American market for lead-acid battery separators had significant excess capacity and a highly consolidated customer base.  As a result of these factors and our estimates about future demand requirements in North America, we implemented a restructuring plan in our energy storage segment to better align lead-acid battery separator production capacity with demand in North America.

The restructuring plan included idling capacity and reducing headcount at our manufacturing facility in Owensboro, Kentucky.  The total cost of the plan is estimated to be approximately $23.2 million, including estimated cash charges of $3.3 million for severance and benefits and other exit costs and a non-cash impairment charge of $19.9 million for buildings and equipment.  The total cost recognized through July 3, 2010 was $20.3 million, which included cash charges of $0.4 million for severance and other exit costs and the non-cash impairment charge.  The timing, scope and cash costs associated with the plan are subject to change as we implement the plan and continue to evaluate our business needs and costs.  During the first six months of 2010, worldwide demand for lead-acid battery separators has exceeded previous estimates.  As a result, we are currently utilizing portions of the facility that were previously idled and the timing, scope and future cash costs associated with this plan are uncertain at this time.

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

2006 restructuring plan.  In December 2006, our separations media segment exited the production of cellulosic membranes and we realigned the cost structure at our Wuppertal, Germany facility. The total cost of the plan was $33.8 million, consisting of a $17.5 million non-cash impairment charge for buildings and equipment, $10.5 million for employee layoffs and $5.8 million for other costs related to the shutdown of portions of the Wuppertal facility.   During the three months ended July 3, 2010, we reduced the estimated costs of severance and benefits and related accrual by $1.3 million to reflect actual costs expected to be incurred.

Liquidity and Capital Resources

Cash and cash equivalents increased to $135.7 million at July 3, 2010 from $115.0 million at January 2, 2010.  The $20.7 million increase in cash consists of cash flow from operations of $73.2 million, reduced by purchases of property, plant and equipment, payments associated with the stock sale of our Italian subsidiary, Daramic S.r.l., and principal payments on debt.

Operating activities.  Net cash provided by operating activities was $73.2 million in the six months ended July 3, 2010, consisting of cash flows from operations of $56.9 million and changes in operating assets and liabilities of $16.3 million.  The decrease in accounts receivable was primarily due to the timing of payments and was consistent with the 6% decrease in days sales outstanding. We have not experienced significant changes in accounts receivable aging or customer payment terms and believe that we have adequately provided for potential bad debts.  Inventory increased based on production and capacity planning for expected customer orders, including the build-up of inventory in anticipation of our seasonal European shutdowns.  Our inventory is generally not subject to obsolescence and does not have a shelf life and we do not believe there is a significant risk of inventory impairment.  Accounts payable and accrued liabilities increased due to the timing of payments and the accrual of variable incentives under performance-based compensation plans.

Net cash provided by operating activities was $17.1 million in the six months ended July 4, 2009, as compared to $42.8 million in the six months ended June 28, 2008. Cash provided by operating activities in the six months ended July 4, 2009 consisted of cash flows from operations of $32.4 million, somewhat offset by changes in operating assets and liabilities of $15.3 million. Accounts receivable decreased due to lower sales while days sales outstanding was comparable to 2008 year-end. Inventory increased based on production and capacity planning for expected customer orders, including the build-up of inventory in anticipation of our seasonal European shutdowns. Accounts payable and accrued liabilities decreased due to the timing of payments, including the payment of 2008 employee incentive bonuses in 2009.

Investing activities.  We have initiated lithium battery separator expansion projects in the U.S. and Korea for total expected costs of $102.0 million and $30.0 million, respectively.  Capital expenditures for the U.S. expansion project will be partially funded by a $49.3 million grant from the DOE.  In April 2010, we approved a $25.0 million expansion of our hemodialysis membrane (PUREMA ®) production capacity in Europe.   Capital expenditures for these projects will occur in 2010 through 2012.  Capital spending for fiscal year 2010 is currently estimated at approximately $75.0 million, net of DOE grant awards.  In the six months ended July 3, 2010, capital expenditures were $24.5 million, net of DOE grant awards of $5.4 million.

As a result of the March 9, 2010 stock sale of our Italian subsidiary, Daramic S.r.l., the buyer acquired the Potenza, Italy manufacturing facility and assumed all liabilities of the subsidiary, including environmental obligations and severance costs associated with closing this facility in 2008.  As a result of the stock sale, we are required to make net cash payments to the buyer of €16.0 million, of which €11.0 million ($14.9 million) was made at closing and the remaining €5.0 million ($6.3 million at July 3, 2010) will be paid on December 15, 2010.

Financing activities.  During the six months ended July 3, 2010, we made principal payments on debt of $9.0 million, including a $7.1 million mandatory prepayment associated with the 2009 excess cash flow calculation as defined in our credit agreement.

We intend to fund our ongoing operations with cash on hand, cash generated by operations and availability under the senior secured credit facility.

Our senior secured credit facility provides for a $322.9 million term loan facility ($306.1 million outstanding at July 3, 2010), a €35.0 million term loan facility ($42.5 million outstanding at July 3, 2010) and a $90.0 million revolving credit facility. At July 3, 2010, we had $81.6 million of borrowings available under the revolving credit facility ($90.0 million revolving credit facility less $8.4 million of undrawn standby letters of credit). The term loans mature in July 2014 and the revolving credit facility matures in July 2013. Interest rates under the senior secured credit facility are, at our option, equal to either an alternate base rate or Eurocurrency base rate plus a specified margin. At July 3, 2010, interest rates on the U.S. dollar term loan and Eurodollar term loan were 2.35% and 2.43%, respectively.

When loans are outstanding under the revolving credit facility, we are required to maintain a senior leverage ratio of indebtedness to Adjusted EBITDA of less than 3.00 to 1.00. At July 3, 2010, our senior leverage ratio was 1.72 to 1.00 and, therefore, had no effect on borrowings available under the revolving credit facility.

Adjusted EBITDA, as defined under the senior secured credit facility, was as follows:

(in millions)	Last Twelve Months Ended July 3, 2010
Net loss	$(91.0)
Add/Subtract:
Depreciation and amortization	49.9
Interest expense, net	51.6
Income taxes	12.9
Stock compensation	2.5
Foreign currency gain	(1.9)
Loss on disposal of property, plant and equipment	0.1
Business restructuring	19.9
Gain on sale of Italian subsidiary	(3.3)
Goodwill impairment	131.5
Costs related to the FTC complaint	2.0
Other non-cash or non-recurring charges	(0.3)
Adjusted EBITDA	$173.9

The calculation of the senior leverage ratio as defined under the senior credit facility as of July 3, 2010 is as follows:

(in millions)
Indebtedness (1)	$298.6
Adjusted EBITDA	$173.9
Actual leverage ratio	1.72x

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

The 8.75% senior subordinated notes ($413.1 million outstanding at July 3, 2010) will mature in 2012 and are guaranteed by most of our existing and future domestic restricted subsidiaries, subject to certain exceptions. Except under certain circumstances, the 8.75% senior subordinated notes do not require principal payments prior to their maturity in 2012. Interest on the 8.75% senior subordinated notes is payable semi-annually. The 8.75% senior subordinated notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments.

Future debt service payments are expected to be paid out of cash flows from operations, borrowings under our revolving credit facility and future refinancing of our debt. Our cash interest requirements for the next twelve months are estimated to be $44.9 million.

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

We believe we have sufficient liquidity to meet our cash requirements over both the short (next twelve months) and long term (in relation to our debt service requirements). In evaluating the sufficiency of our liquidity, we considered cash on hand, expected cash flow to be generated from operations and available borrowings under our senior secured credit facility compared to our anticipated cash requirements for debt service, working capital, cash taxes, capital expenditures and funding requirements for long-term liabilities. We anticipate that our cash on hand and operating cash flow, together with borrowings under the revolving credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due for at least the next twelve months. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. See “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K.

From time to time, we may explore additional financing methods and other means to lower our cost of capital, which could include stock issuance or debt financing and the application of the proceeds therefrom to the repayment of bank debt or other indebtedness. In addition, in connection with any future acquisitions, we may require additional funding which may be provided in the form of additional debt or equity financing or a combination thereof. There can be no assurance that any additional financing will be available to us on acceptable terms or at all.

Foreign Operations

We manufacture our products at 14 strategically located facilities in North America, Europe and Asia.  Net sales from the foreign locations were approximately $201.5 million and $151.7 million for the six months ended July 3, 2010 and July 4, 2009, respectively.  Typically, we sell our products in the currency of the country where the manufacturing facility that produces the product is located.  Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices.  There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on our business or market opportunities within such governments’ countries.  Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.

Environmental matters

Environmental obligations are accrued when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value. We do not currently anticipate any material loss in excess of the amounts accrued. However, our future remediation expenses may be affected by a number of uncertainties including, but not limited to, the difficulty in estimating the extent and method of remediation, the evolving nature of environmental regulations and the availability and application of technology. We do not expect the resolution of such uncertainties to have a material adverse effect on our consolidated financial position or liquidity. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. At July 3, 2010, environmental reserves, which are predominately euro-denominated, were $16.4 million.

On March 9, 2010, we sold 100% of the stock of our Italian subsidiary, Daramic S.r.l. As a result of the stock sale, the buyer acquired all assets and liabilities of Daramic S.r.l., including the Potenza, Italy facility and environmental obligations associated with the Potenza site. The buyer has fully indemnified us with regard to environmental, health and safety matters related to this site.

In connection with the acquisition of Membrana in 2002, we recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for us to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. At July 3, 2010, the environmental reserve for the Membrana facility was $16.0 million. We anticipate that expenditures will be made over the next seven to ten years.

We have indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel N.V. (“Akzo”), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. We will receive indemnification payments under the indemnification agreements as expenditures are made against approved claims. At July 3, 2010, amounts receivable under the indemnification agreements were $13.9 million.

In connection with the 2008 acquisition of Microporous, we identified potential environmental contamination at the manufacturing site in Piney Flats, Tennessee. As part of the acquisition, the seller purchased an environmental insurance policy on our behalf. Subsequent to the acquisition, we performed additional environmental studies and confirmed that environmental contamination was present.  The environmental reserve, net of related receivables from the insurance company, was $0.2 million at July 3, 2010. We recorded the estimated cost of remediation and the related receivables from the insurance company in the allocation of purchase price at the date of acquisition.

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

Interest rate risk

At July 3, 2010, we had fixed rate debt of $413.1 million and variable rate debt of $348.6 million. To reduce the interest rate risk inherent in the Company’s variable rate debt, the Company may utilize interest rate swap agreements to convert all or a portion of the variable rate debt to a fixed rate obligation.  At July 3, 2010, there were no outstanding interest rate swap agreements.  The pre-tax earnings and cash flow impact resulting from a 100 basis point increase in interest rates on our variable rate debt, holding other variables constant, would be $3.5 million per year.

Currency risk

Outside of the United States, we maintain assets and operations in Europe and Asia. The results of operations and financial position of our foreign operations are principally measured in their respective currency and translated into U.S. dollars. As a result, exposure to foreign currency gains and losses exists. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency. Our subsidiaries and affiliates also purchase and sell products and services in various currencies. As a result, we may be exposed to cost increases relative to the local currencies in the markets in which we sell. Because a different percentage of our sales are in a foreign currency than our costs, a change in the relative value of the U.S. dollar could have a disproportionate impact on our sales compared to our costs, which could impact our margins. A portion of our assets are based in our foreign locations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected in accumulated other comprehensive income (loss). We have euro-denominated senior subordinated notes held in the U.S. that effectively hedge our net investment in foreign subsidiaries. Foreign currency gains and losses resulting from the translation of the euro-denominated senior subordinated notes are included in accumulated other comprehensive income (loss). Accordingly, our consolidated shareholders’ equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency, primarily the euro.

The dollar/euro exchange rates used in our financial statements for the periods ended as set forth below were as follows:

	July 3, 2010	July 4, 2009
Period end rate	1.2538	1.3988
Period average rate for the three months ended	1.2764	1.3622
Period average rate for the six months ended	1.3310	1.3341

Our strategy for management of currency risk relies primarily on conducting our operations in a country’s respective currency and may, from time to time, involve currency derivatives.  As of July 3, 2010, we did not have any foreign currency derivatives outstanding.

Item 4.  Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) was performed under the supervision, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 3, 2010 to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and

Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended July 3, 2010, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 9, 2008, the FTC issued an administrative complaint against us alleging that our actions and the acquisition of Microporous have substantially lessened competition in North American markets for lead-acid battery separators. We filed an answer to the complaint on October 15, 2008 denying the material allegations of the complaint. The matter was presented before an Administrative Law Judge (“ALJ”) of the FTC and the hearing concluded on June 12, 2009. In October 2009, the ALJ granted our request to re-open the record to take additional evidence.  On February 22, 2010, the FTC’s ALJ issued an initial decision in which he recommended to the Commission that it order us to divest substantially all of the acquired Microporous assets, which includes the manufacturing facilities located in Piney Flats, Tennessee and Feistritz, Austria and restore the competitive environment to that which existed prior to the acquisition, while ruling in our favor on other portions of the complaint.  On March 15, 2010, we filed a Notice of Appeal with the Commission.  Oral argument for the Appeal was heard by the Commission on July 28, 2010.

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

Date: August 6, 2010		POLYPORE INTERNATIONAL, INC.
(Registrant)

	By:	/s/ Robert B. Toth
Robert B. Toth
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Lynn Amos
Lynn Amos
Chief Financial Officer
(principal financial officer and principal accounting officer)