Form 10-Q
period 2010-10-02
Polypore International, Inc.
filed 2010-11-04
CIK 1292556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 2, 2010

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

There were 44,543,231 shares of the registrant’s common stock outstanding as of November 1, 2010.

Polypore International, Inc.

Index to Quarterly Report on Form 10-Q

For the Three Months Ended October 2, 2010

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Polypore International, Inc.

Condensed Consolidated Balance Sheets

	October 2, 2010
(in thousands, except share data)	(unaudited)	January 2, 2010*
Assets
Current assets:
Cash and cash equivalents	$162,734	$114,975
Accounts receivable, net	102,737	107,122
Inventories	75,730	72,498
Deferred income taxes	1,882	1,791
Prepaid and other	10,775	15,373
Total current assets	353,858	311,759
Property, plant and equipment, net	401,777	388,036
Goodwill	469,319	469,319
Intangibles and loan acquisition costs, net	150,930	165,971
Environmental indemnification receivable	11,204	14,667
Other	3,090	2,841
Total assets	$1,390,178	$1,352,593

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$23,081	$17,570
Accrued liabilities	74,659	59,835
Income taxes payable	6,345	608
Current portion of debt	3,709	10,860
Total current liabilities	107,794	88,873
Debt, less current portion	778,948	792,573
Pension and postretirement benefits, less current portion	63,084	66,269
Environmental reserve, less current portion	8,677	30,412
Deferred income taxes	72,932	74,160
Other	13,118	15,961
Commitments and contingencies

Shareholders’ equity:
Preferred stock — 15,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value — 200,000,000 shares authorized, 44,543,231 and 44,417,326 issued and outstanding at October 2, 2010 and January 2, 2010	445	444
Paid-in capital	483,938	481,248
Accumulated deficit	(138,136)	(183,998)
Accumulated other comprehensive loss	(622)	(13,349)
	345,625	284,345
Total liabilities and shareholders’ equity	$1,390,178	$1,352,593

* Derived from audited consolidated financial statements

See notes to condensed consolidated financial statements

Polypore International, Inc.

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net sales	$151,650	$137,737	$447,107	$364,826
Cost of goods sold	94,362	89,777	270,342	226,885
Gross profit	57,288	47,960	176,765	137,941
Selling, general and administrative expenses	28,277	24,140	84,273	74,432
Business restructuring	91	190	(786)	756
Operating income	28,920	23,630	93,278	62,753
Other (income) expense:
Interest expense, net	12,125	14,214	35,439	42,983
Gain on sale of Italian subsidiary	—	—	(3,327)	—
Foreign currency and other	47	688	(787)	1,478
	12,172	14,902	31,325	44,461
Income before income taxes	16,748	8,728	61,953	18,292
Income taxes	4,376	2,267	16,091	4,660
Net income	$12,372	$6,461	$45,862	$13,632

Net income per share:
Basic	$0.28	$0.15	$1.03	$0.31
Diluted	$0.27	$0.14	$0.99	$0.31

Weighted average shares outstanding:
Basic	44,527,914	44,385,858	44,494,644	44,380,047
Diluted	46,641,636	44,738,687	46,277,995	44,633,498

See notes to condensed consolidated financial statements

Polypore International, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
(in thousands)	October 2, 2010	October 3, 2009
Operating activities:
Net income	$45,862	$13,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	23,716	26,011
Amortization expense	12,295	12,604
Amortization of loan acquisition costs	1,941	1,941
Stock-based compensation	1,672	1,559
Loss on disposal of property, plant and equipment	59	186
Foreign currency (gain) loss	(395)	223
Deferred income taxes	3,190	(3,650)
Business restructuring	(786)	756
Gain on sale of Italian subsidiary	(3,327)	—
Changes in operating assets and liabilities:
Accounts receivable	2,579	(262)
Inventories	(4,102)	(5,561)
Prepaid and other current assets	2,693	2,310
Accounts payable and accrued liabilities	22,531	(6,678)
Income taxes payable	2,874	5,154
Other, net	1,710	(70)
Net cash provided by operating activities	112,512	48,155
Investing activities:
Purchases of property, plant and equipment	(41,467)	(10,715)
Net payments associated with stock sale of Italian subsidiary	(14,908)	—
Net cash used in investing activities	(56,375)	(10,715)
Financing activities:
Principal payments on debt	(9,900)	(6,108)
Proceeds from stock option exercises	1,019	55
Net cash used in financing activities	(8,881)	(6,053)
Effect of exchange rate changes on cash and cash equivalents	503	5,783
Net increase in cash and cash equivalents	47,759	37,170
Cash and cash equivalents at beginning of period	114,975	83,021
Cash and cash equivalents at end of the period	$162,734	$120,191

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles for interim financial information.  Accordingly, the unaudited condensed consolidated financial statements and notes do not contain certain information included in the Company’s annual financial statements. In the opinion of management, all normal and recurring adjustments that are necessary for a fair presentation have been made.  Operating results for the three months ended October 2, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2011.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

2.                                      Inventories

Inventories are carried at the lower of cost or market using the first-in, first-out (“FIFO”) method of accounting and consist of:

(in thousands)	October 2, 2010	January 2, 2010
Raw materials	$30,283	$30,466
Work-in-process	13,208	15,909
Finished goods	32,239	26,123
Total	$75,730	$72,498

3.                                      Debt

Debt, in order of priority, consists of:

(in thousands)	October 2, 2010	January 2, 2010
Senior credit facilities:
Revolving credit facility	$—	$—
Term loan facilities	351,752	363,678
8.75% senior subordinated notes	430,905	439,755
	782,657	803,433
Less current maturities	3,709	10,860
Long-term debt	$778,948	$792,573

On November 3, 2010, the Company issued a notice of redemption for $75,000,000 principal amount of its outstanding 8.75% senior subordinated dollar notes due 2012 at a redemption price equal to $1,000 per $1,000 principal amount of the notes, together with accrued and unpaid interest to the redemption date.  The notes will be redeemed on December 3, 2010.

4.                                      Derivatives and Hedging Transactions

The Company has euro-denominated senior subordinated notes (€150,000,000, or $205,905,000, at October 2, 2010) held in the U.S. that effectively hedge a portion of the Company’s net investment in its foreign subsidiaries. The translation of the euro-denominated notes held in the U.S. results in foreign currency gains or losses that are included in “Accumulated other comprehensive loss” in the accompanying condensed consolidated balance sheets.

To reduce the interest rate risk inherent in the Company’s variable rate debt, the Company may utilize interest rate swap agreements to convert all or a portion of the variable rate debt to a fixed rate obligation.  In January 2008, the Company entered into two interest rate swap agreements that effectively fixed the interest rate on a portion of its term debt.  The interest rate swap agreements had notional amounts of $50,000,000 and $200,000,000 and expired on June 30, 2009 and December 31,

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

2009, respectively.  The Company designated these swap agreements as cash flow hedges with changes in fair value, net of income taxes, recorded to “Accumulated other comprehensive loss” in the accompanying condensed consolidated balance sheets.  The Company recognized additional interest expense of $1,534,000 and $5,127,000 for the three and nine months ended October 3, 2009, respectively, representing the difference between the fixed interest rate on the swap agreements and the variable interest rate on the term debt.

The impact of the translation of euro-denominated senior subordinated notes and changes in fair value of the interest rate swap agreements on other comprehensive income is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income
	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Euro-denominated senior subordinated notes	$(17,835)	$(8,535)	$8,850	$(9,480)
Interest rate swap agreements	—	876	—	2,468

5.                                      Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt.  The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturities of these assets and liabilities.  The carrying amount of borrowings under the senior secured credit facilities approximates fair value because the interest rates adjust to market interest rates. The fair value of the 8.75% senior subordinated notes, based on quoted market prices, was $433,060,000 at October 2, 2010.

6.                                      Employee Benefit Plans

The Company and its subsidiaries sponsor multiple defined benefit pension plans and an other postretirement benefit plan.  The following table provides the components of net periodic benefit cost:

	Pension Plans
	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Service cost	$331	$427	$1,008	$1,226
Interest cost	1,078	1,170	3,297	3,355
Expected return on plan assets	(185)	(204)	(567)	(586)
Amortization of prior service cost	(13)	(14)	(38)	(40)
Recognized net actuarial gain	(6)	(4)	(18)	(11)
Net periodic benefit cost	$1,205	$1,375	$3,682	$3,944

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Service cost	$4	$3	$10	$9
Interest cost	34	33	102	99
Recognized net actuarial loss	3	—	9	—
Net periodic benefit cost	$41	$36	$121	$108

7.                                      Environmental Matters

Environmental obligations are accrued when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value. The Company does not currently anticipate any material loss in excess of the amounts accrued. However, the Company’s future remediation expenses may be affected by a number of uncertainties including, but not limited to, the difficulty in estimating the extent and method of remediation, the evolving nature of environmental regulations, and the availability and application of technology. The Company does not expect the resolution of such uncertainties to have a material adverse effect on its consolidated financial position or liquidity. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. Environmental reserves, which are predominately euro-denominated, were $17,107,000 and $45,397,000 as of October 2, 2010 and January 2, 2010, respectively.

On March 9, 2010, the Company sold 100% of the stock of its Italian subsidiary, Daramic S.r.l. (Note 14). As a result of the stock sale, the buyer acquired all assets and liabilities of Daramic S.r.l., including the Potenza, Italy facility and environmental obligations of $22,291,000 associated with the Potenza site. The buyer has fully indemnified the Company with regard to environmental, health and safety matters related to this site.

In connection with the acquisition of Membrana GmbH (“Membrana”) in 2002, the Company recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for the Company to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. The environmental reserve for the Membrana facility was $16,689,000 and $19,852,000 at October 2, 2010 and January 2, 2010, respectively. The Company anticipates that expenditures will be made over the next seven to ten years.

The Company has indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel N.V. (“Akzo”), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. The Company will receive indemnification payments under the indemnification agreements as expenditures are made against approved claims. Amounts receivable under the indemnification agreements were $15,214,000 and $17,618,000 at October 2, 2010 and January 2, 2010, respectively. The current portion of the indemnification receivable is included in “Prepaid and other” in the accompanying condensed consolidated balance sheets.

In connection with the 2008 acquisition of Microporous Holding Corporation (“Microporous”), the Company identified potential environmental contamination at the manufacturing site in Piney Flats, Tennessee. As part of the acquisition, the seller purchased an environmental insurance policy on behalf of the Company. Subsequent to the acquisition, the Company performed additional environmental studies and confirmed that environmental contamination was present.  The environmental reserve, net of related receivables from the insurance company, was $209,000 and $500,000 at October 2, 2010 and January 2, 2010, respectively.  The Company recorded the estimated cost of remediation and the related receivable from the insurance company in the allocation of purchase price at the date of acquisition.

8.                                      Business Restructuring

2009 Restructuring Plan

In 2009, the North American market for lead-acid battery separators had significant excess capacity and a highly consolidated customer base.  As a result of these factors and management estimates at that time about future demand requirements in North America, the Company implemented a restructuring plan in its energy storage segment in the fourth quarter of 2009 to better align lead-acid battery separator production capacity with demand in North America.

The restructuring plan included idling capacity and reducing headcount at the Company’s manufacturing facility in Owensboro, Kentucky.  The total cost of the plan is estimated to be approximately $23,225,000, including estimated cash charges of $3,329,000 for severance and benefits and other exit costs and a non-cash impairment charge of $19,896,000 for buildings and equipment.  The total cost recognized through October 2, 2010 was $20,407,000, which included cash charges of $511,000 for severance and other exit costs and the non-cash impairment charge.  The timing, scope and cash costs associated with the plan are subject to change as the Company implements the plan and continues to evaluate its business needs and costs.  During the first nine months of 2010, worldwide demand for lead-acid battery separators has exceeded previous estimates.  As a result, the Company is currently utilizing portions of the facility that were previously idled and the timing, scope and future cash costs associated with this plan are uncertain at this time.

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

The plan included closing the Company’s facility in Potenza, Italy, streamlining production at the Company’s facility in Owensboro, Kentucky and reducing selling, general and administrative resources associated with the lead-acid battery separator business.  The total cost of the restructuring plan was $61,407,000. The restructuring plan included costs associated with closing the Potenza, Italy facility and the termination of production employees at Potenza, Italy and Owensboro, Kentucky and certain selling, general and administrative employees.  The restructuring also included a non-cash impairment charge of $28,929,000 for buildings and machinery and equipment that will no longer be used in Potenza, Italy. On March 9, 2010, the Company sold 100% of the stock of its Italian subsidiary, Daramic S.r.l. (Note 14). As a result of the stock sale, the buyer acquired all of the assets and liabilities of Daramic S.r.l., including restructuring obligations associated with the Potenza, Italy facility of $7,207,000, consisting primarily of severance payments due to terminated employees.

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

Restructuring reserve activity during the nine months ended October 2, 2010, including the impact of the stock sale of Daramic S.r.l. on the 2008 plan, consisted of:

(in thousands)	Balance at January 2, 2010	Restructuring Charges	Other	Cash Payments	Foreign Currency Translation	Balance at October 2, 2010
2009 Restructuring Plan:
Severance and benefits	$132	$(54)	$—	$(60)	$—	$18
Other	—	360	—	(360)	—	—
	132	306	—	(420)	—	18
2008 Restructuring Plan:
Severance and benefits	7,312	—	(6,616)	(322)	(359)	15
Other	617	242	(591)	(242)	(26)	—
	7,929	242	(7,207)	(564)	(385)	15
2006 Restructuring Plan:
Severance and benefits	2,674	(1,334)	—	(224)	(235)	881

Total	$10,735	$(786)	$(7,207)	$(1,208)	$(620)	$914

9.                                      Income Taxes

The income tax provision for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis.  Income tax expense recorded in the financial statements differs from the federal statutory income tax rate due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, and various changes in estimates of permanent differences and valuation allowances.  In the nine months ended October 2, 2010, the Company’s effective tax rate was also impacted by the sale of its Italian subsidiary, Daramic S.r.l.

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

10.          Comprehensive Income

Comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Net income	$12,372	$6,461	$45,862	$13,632
Foreign currency translation adjustment, net of deferred taxes	320	(3,019)	12,693	(1,689)
Net actuarial gain (loss) and prior service credit, net of deferred taxes	(69)	(171)	34	(190)
Unrealized gain on interest rate swap agreements, net of deferred taxes	—	876	—	2,468
Comprehensive income	$12,623	$4,147	$58,589	$14,221

11.          Related Party Transactions

The Company’s German subsidiary has a 33% equity investment in a patent and trademark service provider and a 25% equity investment in a research company.  The investments are accounted for under the equity method of accounting.  The Company’s equity investment balance for these two investments was $632,000 and $434,000 at October 2, 2010 and January 2, 2010, respectively.  During the three months ended July 3, 2010, the Company increased its ownership interest in the patent and trademark provider from 25% to 33% for an investment of $183,000.  Charges from the affiliates for work performed were $405,000 and $1,042,000 for the three and nine months ended October 2, 2010, respectively. Charges from the affiliates for work performed were $269,000 and $842,000 for the three and nine months ended October 3, 2009, respectively.  Amounts due to the affiliates were $56,000 and $123,000 at October 2, 2010 and January 2, 2010, respectively.

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

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net sales to external customers (by major product group):
Lead-acid battery separators	$79,154	$76,900	$225,073	$194,946
Lithium battery separators	34,143	23,276	97,134	61,240
Energy storage	113,297	100,176	322,207	256,186
Healthcare	22,941	24,921	77,401	74,705
Filtration and specialty	15,412	12,640	47,499	33,935
Separations media	38,353	37,561	124,900	108,640
Total net sales to external customers	$151,650	$137,737	$447,107	$364,826

Operating income:
Energy storage	$23,222	$21,249	$63,785	$44,056
Separations media	6,653	4,566	31,168	24,472
Corporate	(615)	(805)	(1,673)	(1,558)
Segment operating income	29,260	25,010	93,280	66,970
Business restructuring	91	190	(786)	756
Non-recurring costs	249	1,190	788	3,461
Total operating income	28,920	23,630	93,278	62,753
Reconciling items:
Interest expense, net	12,125	14,214	35,439	42,983
Gain on sale of Italian subsidiary	—	—	(3,327)	—
Foreign currency and other	47	688	(787)	1,478
Income before income taxes	$16,748	$8,728	$61,953	$18,292

Depreciation and amortization:
Energy storage	$8,527	$8,877	$25,453	$26,454
Separations media	3,468	4,200	10,558	12,161
Total depreciation and amortization	$11,995	$13,077	$36,011	$38,615

13.          U.S. Department of Energy Grant

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

The Company recognized grant awards for capital expenditures of $3,005,000 and $8,452,000 for the three and nine months ended October 2, 2010, respectively.  The Company recognized grant awards for expenses of $603,000 and $2,003,000 for the three and nine months ended October 2, 2010, respectively.  Amounts due from the DOE were $385,000 and $2,718,000 at October 2, 2010 and January 2, 2010, respectively, and classified as “Prepaid and other” in the accompanying condensed consolidated balance sheets.

14.          Sale of Italian Subsidiary

On March 9, 2010, the Company sold 100% of the stock of its wholly-owned Italian subsidiary, Daramic S.r.l., for €13,385,000 ($18,175,000 at March 9, 2010).  The Company recognized a gain of $3,327,000 on the sale, net of direct transaction costs.  As a result of the stock sale, the buyer acquired all of the assets and liabilities of Daramic S.r.l., including the Potenza, Italy facility, which was closed in 2008, and environmental and restructuring obligations associated with the Potenza site.  In addition to assuming all assets and liabilities, the buyer fully indemnified the Company with regard to all environmental, health and safety matters related to this site.  In connection with the sale, the Company is required to make net cash payments to the buyer of €16,047,000, consisting of the settlement of an acquired intercompany receivable due to Daramic S.r.l. from affiliates of the Company, reduced by the purchase price of Daramic S.r.l. due from the buyer.  The Company paid €11,047,000 ($14,908,000) at closing and will pay the remaining €5,000,000 ($6,864,000 at October 2, 2010) on December 15, 2010.  The

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

remaining payment is secured by a letter of credit and has been classified as “Accrued liabilities” in the accompanying condensed consolidated balance sheet at October 2, 2010.

15.          Financial Statements of Guarantors

The Company’s senior subordinated notes are unconditionally guaranteed, jointly and severally, on a senior basis by certain of the Company’s 100% owned subsidiaries (“Guarantors”).  Management has determined that separate complete financial statements of the Guarantors would not be material to users of the financial statements.

The following sets forth condensed consolidating financial statements of the Guarantors and non-Guarantor subsidiaries.

Condensed Consolidating Balance Sheet
October 2, 2010

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$74,444	$88,290	$—	$162,734
Accounts receivable, net	36,914	65,823	—	—	102,737
Inventories	26,795	48,935	—	—	75,730
Deferred income taxes	1,826	56	—	—	1,882
Prepaid and other	2,726	7,955	94	—	10,775
Total current assets	68,261	197,213	88,384	—	353,858
Due from affiliates	435,905	235,309	288,297	(959,511)	—
Investment in subsidiaries	199,096	290,196	429,907	(919,199)	—
Property, plant and equipment, net	157,648	244,129	—	—	401,777
Goodwill	—	—	469,319	—	469,319
Intangibles and loan acquisition costs, net	9	—	150,921	—	150,930
Other	1,581	12,713	—	—	14,294
Total assets	$862,500	$979,560	$1,426,828	$(1,878,710)	$1,390,178

Liabilities and shareholders’ equity
Accounts payable and accrued liabilities	$26,716	$56,496	$14,528	$—	$97,740
Income taxes payable	—	6,429	(84)	—	6,345
Current portion of debt	—	480	3,229	—	3,709
Total current liabilities	26,716	63,405	17,673	—	107,794
Due to affiliates	439,183	189,889	330,439	(959,511)	—
Debt, less current portion	—	46,002	732,946	—	778,948
Pension and postretirement benefits, less current portion	3,389	59,695	—	—	63,084
Environmental reserve, less current portion	360	8,317	—	—	8,677
Deferred income taxes and other	43,647	42,258	145	—	86,050
Shareholders’ equity	349,205	569,994	345,625	(919,199)	345,625
Total liabilities and shareholders’ equity	$862,500	$979,560	$1,426,828	$(1,878,710)	$1,390,178

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Balance Sheet
January 2, 2010

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$45,585	$69,390	$—	$114,975
Accounts receivable, net	40,965	66,157	—	—	107,122
Inventories	27,094	45,404	—	—	72,498
Deferred income taxes	2,369	(578)	—	—	1,791
Prepaid and other	5,180	10,131	62	—	15,373
Total current assets	75,608	166,699	69,452	—	311,759
Due from affiliates	348,934	326,033	293,841	(968,808)	—
Investment in subsidiaries	186,148	308,965	366,661	(861,774)	—
Property, plant and equipment, net	133,738	254,298	—	—	388,036
Goodwill	—	—	469,319	—	469,319
Intangibles and loan acquisition costs, net	18	—	165,953	—	165,971
Other	2,283	15,225	—	—	17,508
Total assets	$746,729	$1,071,220	$1,365,226	$(1,830,582)	$1,352,593

Liabilities and shareholders’ equity
Accounts payable and accrued liabilities	$17,547	$54,754	$5,104	$—	$77,405
Income taxes payable	—	287	321	—	608
Current portion of debt	—	501	10,359	—	10,860
Total current liabilities	17,547	55,542	15,784	—	88,873
Due to affiliates	380,397	279,283	309,128	(968,808)	—
Debt, less current portion	—	48,356	744,217	—	792,573
Pension and postretirement benefits, less current portion	3,026	63,243	—	—	66,269
Environmental reserve, less current portion	1,101	29,311	—	—	30,412
Deferred income taxes and other	35,630	42,739	11,752	—	90,121
Shareholders’ equity	309,028	552,746	284,345	(861,774)	284,345
Total liabilities and shareholders’ equity	$746,729	$1,071,220	$1,365,226	$(1,830,582)	$1,352,593

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statement of Income
For the three months ended October 2, 2010

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated

Net sales	$54,638	$97,012	$—	$—	$151,650
Cost of goods sold	20,915	73,447	—	—	94,362
Gross profit	33,723	23,565	—	—	57,288
Selling, general and administrative expenses	17,458	10,113	706	—	28,277
Business restructuring	22	69	—		91
Operating income (loss)	16,243	13,383	(706)	—	28,920
Interest expense and other	(1,528)	2,746	10,954	—	12,172
Equity in earnings of subsidiaries	—	—	(16,188)	16,188	—
Income before income taxes	17,771	10,637	4,528	(16,188)	16,748
Income taxes	9,299	2,921	(7,844)	—	4,376
Net income	$8,472	$7,716	$12,372	$(16,188)	$12,372

Condensed Consolidating Statement of Income
For the three months ended October 3, 2009

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated

Net sales	$46,734	$91,003	$—	$—	$137,737
Cost of goods sold	21,779	67,998	—	—	89,777
Gross profit	24,955	23,005	—	—	47,960
Selling, general and administrative expenses	15,644	7,691	805	—	24,140
Business restructuring	—	190	—	—	190
Operating income (loss)	9,311	15,124	(805)	—	23,630
Interest expense and other	(235)	2,097	13,040	—	14,902
Equity in earnings of subsidiaries	—	—	(15,183)	15,183	—
Income before income taxes	9,546	13,027	1,338	(15,183)	8,728
Income taxes	3,532	3,858	(5,123)	—	2,267
Net income	$6,014	$9,169	$6,461	$(15,183)	$6,461

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statement of Income

For the nine months ended October 2, 2010

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated

Net sales	$152,966	$294,141	$—	$—	$447,107
Cost of goods sold	64,062	206,280	—	—	270,342
Gross profit	88,904	87,861	—	—	176,765
Selling, general and administrative expenses	50,893	31,617	1,763	—	84,273
Business restructuring	223	(1,009)	—	—	(786)
Operating income (loss)	37,788	57,253	(1,763)	—	93,278
Interest expense and other	(6,548)	6,978	34,222	—	34,652
Gain on sale of Italian subsidiary	—	(3,327)	—	—	(3,327)
Equity in earnings of subsidiaries	—	—	(59,557)	59,557	—
Income before income taxes	44,336	53,602	23,572	(59,557)	61,953
Income taxes	24,427	13,954	(22,290)	—	16,091
Net income	$19,909	$39,648	$45,862	$(59,557)	$45,862

Condensed Consolidating Statement of Income

For the nine months ended October 3, 2009

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated

Net sales	$124,406	$240,420	$—	$—	$364,826
Cost of goods sold	57,271	169,614	—	—	226,885
Gross profit	67,135	70,806	—	—	137,941
Selling, general and administrative expenses	48,536	24,338	1,558	—	74,432
Business restructuring	—	756	—	—	756
Operating income (loss)	18,599	45,712	(1,558)	—	62,753
Interest expense and other	(1,305)	5,694	40,072	—	44,461
Equity in earnings of subsidiaries	—	—	(39,859)	39,859	—
Income (loss) before income taxes	19,904	40,018	(1,771)	(39,859)	18,292
Income taxes	7,364	12,699	(15,403)	—	4,660
Net income	$12,540	$27,319	$13,632	$(39,859)	$13,632

Polypore International, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statement of Cash Flows

For the nine months ended October 2, 2010

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$74,336	$57,043	$(23,507)	$4,640	$112,512
Investing activities:
Purchases of property, plant and equipment	(32,413)	(9,054)	—	—	(41,467)
Net payments associated with stock sale of Italian subsidiary	—	(14,908)	—	—	(14,908)
Net cash used in investing activities	(32,413)	(23,962)	—	—	(56,375)
Financing activities:
Principal payments on debt	—	(340)	(9,560)	—	(9,900)
Proceeds from stock option exercises	—	—	1,019	—	1,019
Intercompany transactions, net	(42,633)	(3,675)	50,948	(4,640)	—
Net cash provided by (used in) financing activities	(42,633)	(4,015)	42,407	(4,640)	(8,881)
Effect of exchange rate changes on cash and cash equivalents	710	(207)	—	—	503
Net increase in cash and cash equivalents	—	28,859	18,900	—	47,759
Cash and cash equivalents at beginning of period	—	45,585	69,390	—	114,975
Cash and cash equivalents at end of period	$—	$74,444	$88,290	$—	$162,734

Condensed Consolidating Statement of Cash Flows
For the nine months ended October 3, 2009

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$18,389	$42,597	$(3,007)	$(9,824)	$48,155
Investing activities:
Purchases of property, plant and equipment	(6,220)	(4,495)	—	—	(10,715)
Net cash used in investing activities	(6,220)	(4,495)	—	—	(10,715)
Financing activities:
Principal payments on debt	(3,319)	(367)	(2,422)	—	(6,108)
Proceeds from stock option exercises	—	—	55	—	55
Intercompany transactions, net	(9,124)	(9,914)	9,214	9,824	—
Net cash provided by (used in) financing activities	(12,443)	(10,281)	6,847	9,824	(6,053)
Effect of exchange rate changes on cash and cash equivalents	274	5,509	—	—	5,783
Net increase in cash and cash equivalents	—	33,330	3,840	—	37,170
Cash and cash equivalents at beginning of period	—	25,657	57,364	—	83,021
Cash and cash equivalents at end of period	$—	$58,987	$61,204	$—	$120,191

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

Energy Storage Segment

In the energy storage segment, our membrane separators are a critical performance component in lithium batteries, which are primarily used in consumer electronics and electric drive vehicle (“EDV”) applications, and lead-acid batteries, which are used globally in transportation and numerous industrial applications. We believe the global economic recession adversely impacted sales in 2009 and although we have seen economic improvement, the economic environment is still uncertain and could have an adverse impact in the near future.  Although the short-term economic outlook is uncertain, we believe that the long-term growth drivers for the energy storage business — growth in Asia, increasing demand for consumer electronics and application proliferation, including EDV’s — remain intact.  We have and will continue to position ourselves to capitalize on these future growth opportunities.

Lithium batteries are the power source in a wide variety of electronics applications ranging from notebook computers and mobile phones to cordless power tools.  In addition to consumer electronics applications, growth in lithium batteries is being driven by application proliferation and growing demand in EDV’s.  The development and investment in lithium batteries for use in EDV applications is accelerating and we are making sales into this market.  In order to meet the growing demand, we have made and are continuing to make significant investments in lithium battery separator capacity.  In 2008, we completed a lithium battery separator capacity expansion at our Charlotte, NC facility and acquired a lithium battery separator company in South Korea.  In late 2009, we initiated a $102.0 million expansion aimed at enhancing our position as a market leader in supplying lithium separators for EDV applications.  The expansion is being partially funded by a $49.3 million grant from the U.S. Department of Energy (“DOE”).  The first phase of this expansion will increase capacity at our existing Charlotte, NC facility, with production beginning to ramp up toward the end of 2010.  The second phase is the construction of a new lithium battery separator facility in Concord, NC.  Construction of the Concord, NC facility started in the third quarter of 2010 with production expected to start in early 2012.  In early 2010, we initiated a $30.0 million capacity expansion at our Korean facility to serve growth in consumer electronics applications in Asia, with start-up expected in the second half of 2011.  In November 2010, we announced an additional $32.0 million lithium battery separator expansion targeted at the EDV market at our Charlotte, NC facility that is expected to begin production toward the end of 2011.

In the lead-acid battery market, the high proportion of aftermarket replacement sales and the steady growth of the worldwide fleet of motor vehicles provide us with a growing recurring revenue base in lead-acid battery separators. Worldwide demand for lead-acid battery separators is expected to continue to grow at slightly more than annual economic growth.  The Asia-Pacific region is the fastest growing market for lead-acid battery separators.  Growth in this region is driven by the increasing penetration of automobile ownership, growth in industrial and manufacturing sectors, export incentives and ongoing conversion to the polyethylene-based membrane separators we produce.  We have positioned ourselves to benefit from growth in Asia by expanding capacity at our Prachinburi, Thailand facility, acquiring battery separator manufacturing assets and subsequently expanding our operations in India, acquiring the remaining 40% minority interest in our production facility in Tianjin, China and establishing an Asian Technical Center in Thailand.  In 2010, we reached an agreement to enter into a joint venture with a customer, Camel Group Co., Ltd. (“Camel”), a leading battery manufacturer in China, to produce lead-acid battery separators primarily for Camel’s use.  The joint venture will be located at Camel’s facility in Xiangfan, China and is expected to start production in early 2012.  We will own 65% of the joint venture and our contribution will primarily consist of redeployed production assets from our former facility in Potenza, Italy.  We will continue to focus our resources and assets to capitalize on growth in this important region.

Separations Media Segment

In the separations media segment, our filtration membranes and modules are used in healthcare and high-performance filtration and specialty applications. The healthcare business and a portion of the filtration and specialty business have historically been relatively unaffected by the economy.  We believe that the separations media segment will continue to benefit from continued growth in demand for higher levels of purity in a growing number of applications.

Healthcare applications include hemodialysis, blood oxygenation and plasmapheresis. Growth in demand for hemodialysis membranes is driven by the increasing worldwide population of end-stage renal disease patients. We estimate that conversion to single-use dialyzers and increasing treatment frequency will result in additional dialyzer market growth. In the third quarter of 2010, we began a $25.0 million expansion of hemodialysis membrane (PUREMA ®) production capacity at our Wuppertal, Germany facility and expect to start production in the second half of 2011.

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

Results of Operations

The following table sets forth, for the periods indicated, certain operating data in amount and as a percentage of net sales:

			Percentage of Net Sales
	Three Months Ended		Three Months Ended
($’s in millions)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Net sales	$151.7	$137.7	100.0%	100.0%

Gross profit	57.3	47.9	37.8	34.8

Selling, general and administrative expenses	28.3	24.1	18.6	17.5
Business restructuring	0.1	0.2	0.1	0.2
Operating income	28.9	23.6	19.1	17.1

Interest expense, net	12.1	14.2	8.0	10.3
Foreign currency and other	—	0.7	—	0.5
Income before income taxes	16.8	8.7	11.1	6.3
Income taxes	4.4	2.2	2.9	1.6
Net income	$12.4	$6.5	8.2%	4.7%

			Percentage of Net Sales
	Nine Months Ended		Nine Months Ended
($’s in millions)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Net sales	$447.1	$364.8	100.0%	100.0%

Gross profit	176.8	137.9	39.5	37.8

Selling, general and administrative expenses	84.3	74.4	18.8	20.4
Business restructuring	(0.8)	0.8	(0.2)	0.2
Operating income	93.3	62.7	20.9	17.2

Interest expense, net	35.4	43.0	7.9	11.8
Gain on sale of Italian subsidiary	(3.3)	—	(0.7)	—
Foreign currency and other	(0.8)	1.4	(0.2)	0.4
Income before income taxes	62.0	18.3	13.9	5.0
Income taxes	16.1	4.6	3.6	1.2
Net income	$45.9	$13.7	10.3%	3.8%

Comparison of the three months ended October 2, 2010 with the three months ended October 3, 2009

Net sales.  Net sales for the three months ended October 2, 2010 were $151.7 million, an increase of $14.0 million, or 10.2%, from the same period in the prior year.  Energy storage sales for the three months ended October 2, 2010 were $113.3 million, an increase of $13.1 million, or 13.1%.  Lithium battery separator sales increased by $10.8 million due to strong demand in consumer electronics, application proliferation and new product launches, including EDV’s.  Lead-acid battery separator sales increased by $2.3 million due primarily to continued growth in Asia, somewhat offset by the effect of foreign currency translation of $1.6 million.  In addition, the prior-year period included advance purchases of $3.7 million by a North American customer.

Separations media sales for the three months ended October 2, 2010 were $38.4 million, an increase of $0.9 million, or 2.4%, from the same period in the prior year, including the negative effect of foreign currency translation of $3.0 million.  Healthcare sales decreased by $1.9 million, or 7.6%, as solid demand in hemodialysis and blood oxygenation applications was more than offset by the effect of foreign currency translation.  Filtration and specialty product sales increased by $2.8 million, or 22.2%, due to strong demand in all key applications, somewhat offset by the effect of foreign currency translation.

Gross profit.  Gross profit as a percent of sales was 37.8% for the three months ended October 2, 2010, as compared to 34.8% in the same period of the prior year.  Energy storage gross profit as a percent of sales was 37.5% for the three months ended October 2, 2010, as compared to 37.0% in the same period of the prior year.  The increase in gross profit margin was due to higher production volumes and production efficiencies, somewhat offset by increased costs associated with growth investments.  Separations media gross profit as a percent of sales was 38.5% for the three months ended October 2, 2010, as compared to 28.8% in the same period of the prior year.  The increase in gross profit margin was primarily due to product mix and production efficiencies.  In the third and fourth quarters of 2009, filtration production was reduced because of lower sales related to the macro-economic environment at that time.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $4.2 million for the three months ended October 2, 2010 as compared to the prior year, primarily due to growth investments and the accrual of variable incentives under performance-based compensation plans.

Interest expense.  Interest expense for the three months ended October 2, 2010 decreased by $2.1 million from the same period in the prior year due to the capitalization of interest expense related to capacity expansions and $1.5 million of additional interest expense recognized under interest rate swap agreements that expired in the prior year.

On November 3, 2010, we issued a notice of redemption for $75.0 million principal amount of our outstanding 8.75% senior subordinated dollar notes due 2012.  The notes will be redeemed on December 3, 2010.  On an annualized basis, the redemption will reduce interest expense by approximately $6.6 million.

Income taxes.  The income tax provision for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis.  The effective tax rate was 26.1% for the three months ended October 2, 2010, as compared to 26.0% for the same period in the prior year.  Our effective tax rate fluctuates due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, and various changes in estimates of permanent differences and valuation allowances.

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

The effect of each of these items on our effective tax rate is quantified in the table below:

	Three Months Ended
	October 2, 2010	October 3, 2009
U.S. federal statutory rate	35.0%	35.0%
State income taxes	0.7	(0.4)
Mix of income in taxing jurisdictions	(5.9)	(9.7)
Other permanent differences and valuation allowances	(3.7)	1.1
Total effective tax rate on income	26.1%	26.0%

Comparison of the nine months ended October 2, 2010 with the nine months ended October 3, 2009

Net sales.  Net sales for the nine months ended October 2, 2010 were $447.1 million, an increase of $82.3 million, or 22.6%, from the same period in the prior year.  Energy storage sales for the nine months ended October 2, 2010 were $322.2 million, an increase of $66.0 million, or 25.8%.  Lithium battery separator sales increased by $35.9 million due to strong demand in consumer electronics, application proliferation and new product launches, including EDV’s.  Lead-acid battery separator sales increased by $30.1 million due to global economic improvement and continued growth in Asia.  The impact of foreign currency translation was not significant for the nine months ended October 2, 2010.

Separations media sales for the nine months ended October 2, 2010 were $124.9 million, an increase of $16.3 million, or 15.0% from the same period in the prior year, including the negative effect of foreign currency translation of $3.2 million.   Healthcare sales increased by $2.7 million, or 3.6%, as solid demand in hemodialysis and blood oxygenation applications was somewhat offset by the effect of foreign currency translation.  Filtration and specialty product sales increased by $13.6 million, or 40.1%, due to strong demand in all key applications, somewhat offset by the effect of foreign currency translation.

Gross profit.  Gross profit as a percent of net sales was 39.5% for the nine months ended October 2, 2010, as compared to 37.8% in the same period of the prior year.  Energy storage gross profit as a percent of net sales was 37.5% for the nine months ended October 2, 2010, as compared to 36.3% in the same period of the prior year. The increase in gross profit margin was due to higher production volumes and production efficiencies, somewhat offset by increased costs associated with growth investments.  Separations media gross profit as a percent of sales was 44.9% for the nine months ended October 2, 2010, as compared to 41.4% in the same period of the prior year.  The increase in gross profit margin was primarily due to product mix and production efficiencies.  In the third and fourth quarters of 2009, filtration production was reduced because of lower sales related to the macro-economic environment at that time.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $9.9 million for the nine months ended October 2, 2010 as compared to the prior year, primarily due to growth investments and the accrual of variable incentives under performance-based compensation plans.

Interest expense.  Interest expense for the nine months ended October 2, 2010 decreased by $7.6 million from the same period in the prior year due to the capitalization of interest expense related to capacity expansions, the effect of foreign currency fluctuations on our euro-denominated debt and $5.1 million of additional interest expense recognized under interest rate swap agreements that expired in the prior year.

On November 3, 2010, we issued a notice of redemption for $75.0 million principal amount of our outstanding 8.75% senior subordinated dollar notes due 2012.  The notes will be redeemed on December 3, 2010.  On an annualized basis, the redemption will reduce interest expense by approximately $6.6 million.

Income taxes.  The income tax provision for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis.  The effective tax rate was 26.0% for the nine months ended October 2, 2010, as compared to 25.5% for the same period in the prior year.  Our effective tax rate fluctuates due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, and various changes in estimates of permanent differences and valuation allowances. Additionally, our effective tax rate was also impacted by the sale of our Italian subsidiary, Daramic S.r.l.

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

The effect of each of these items on our effective tax rate is quantified in the table below:

	Nine Months Ended
	October 2, 2010	October 3, 2009
U.S. federal statutory rate	35.0%	35.0%
State income taxes	0.7	(0.4)
Mix of income in taxing jurisdictions	(5.9)	(9.7)
Other permanent differences and valuation allowances	(1.2)	0.6
Sale of Italian subsidiary	(2.6)	—
Total effective tax rate on income	26.0%	25.5%

Business Restructuring

The components of restructuring activity in the nine months ended October 2, 2010, including the impact of the stock sale of Daramic S.r.l. on the 2008 plan, were as follows:

(in millions)	Balance at January 2, 2010	Restructuring Charges	Other	Cash Payments	Foreign Currency Translation	Balance at October 2, 2010
2009 Restructuring Plan:
Severance and benefits	$0.1	$(0.1)	$—	$—	$—	$—
Other	—	0.4	—	(0.4)	—	—
	0.1	0.3	—	(0.4)	—	—
2008 Restructuring Plan:
Severance and benefits	7.3	—	(6.6)	(0.3)	(0.4)	—
Other	0.6	0.2	(0.6)	(0.2)	—	—
	7.9	0.2	(7.2)	(0.5)	(0.4)	—
2006 Restructuring Plan:
Severance and benefits	2.7	(1.3)	—	(0.3)	(0.2)	0.9

Total	$10.7	$(0.8)	$(7.2)	$(1.2)	$(0.6)	$0.9

Cash restructuring payments for the next twelve months are not expected to be significant.

2009 restructuring plan.  In 2009, the North American market for lead-acid battery separators had significant excess capacity and a highly consolidated customer base.  As a result of these factors and our estimates at that time about future demand requirements in North America, we implemented a restructuring plan in our energy storage segment in the fourth quarter of 2009 to better align lead-acid battery separator production capacity with demand in North America.

The restructuring plan included idling capacity and reducing headcount at our manufacturing facility in Owensboro, Kentucky.  The total cost of the plan is estimated to be approximately $23.2 million, including estimated cash charges of $3.3 million for severance and benefits and other exit costs and a non-cash impairment charge of $19.9 million for buildings and equipment.  The total cost recognized through October 2, 2010 was $20.4 million, which included cash charges of $0.5 million for severance and other exit costs and the non-cash impairment charge.  The timing, scope and cash costs associated with the plan are subject to change as we implement the plan and continue to evaluate our business needs and costs.  During the first nine months of 2010, worldwide demand for lead-acid battery separators has exceeded previous estimates.  As a result, we are currently utilizing portions of the facility that were previously idled and the timing, scope and future cash costs associated with this plan are uncertain at this time.

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

The plan included closing our facility in Potenza, Italy, streamlining production at our facility in Owensboro, Kentucky and reducing selling, general and administrative resources associated with the lead-acid battery separator business. The total cost of the restructuring plan was $61.4 million. The restructuring plan included costs associated with closing the Potenza, Italy facility and the termination of production employees at Potenza, Italy and Owensboro, Kentucky and certain selling, general and administrative employees. The restructuring also included a non-cash impairment charge of $28.9 million for buildings and machinery and equipment that will no longer be used in Potenza, Italy.  On March 9, 2010, we sold 100% of the stock of our Italian subsidiary, Daramic S.r.l.  As a result of the stock sale, the buyer acquired all of the assets and liabilities of Daramic S.r.l., including restructuring obligations associated with the Potenza, Italy facility of $7.2 million, consisting primarily of severance payments due to terminated employees.

2006 restructuring plan.  In December 2006, our separations media segment exited the production of cellulosic membranes and we realigned the cost structure at our Wuppertal, Germany facility. The total cost of the plan was $33.8 million, consisting of a $17.5 million non-cash impairment charge for buildings and equipment, $10.5 million for employee layoffs and $5.8 million for other costs related to the shutdown of portions of the Wuppertal facility.   In May 2010, we reduced the estimated costs of severance and benefits and related accrual by $1.3 million to reflect actual costs expected to be incurred.

Liquidity and Capital Resources

Cash and cash equivalents increased to $162.7 million at October 2, 2010 from $115.0 million at January 2, 2010.  The $47.7 million increase in cash consists of cash flow from operating activities of $112.5 million, reduced by purchases of property, plant and equipment for capacity expansion projects, payments associated with the stock sale of our Italian subsidiary, Daramic S.r.l., and principal payments on debt.

Operating activities.  Net cash provided by operating activities was $112.5 million in the nine months ended October 2, 2010, consisting of cash flows from operations of $84.2 million and changes in operating assets and liabilities of $28.3 million.  The change in operating assets and liabilities was primarily due to a $22.5 million increase in accounts payable and accrued liabilities related to timing of payments, accrued interest under our senior subordinated notes and higher accrued variable incentive compensation under performance-based compensation plans.  Interest payments on our senior subordinated notes are made semi-annually in May and November.  Changes in other operating assets and liabilities were not significant.  Accounts receivable days sales outstanding is consistent with the prior year and we have not experienced significant changes in accounts receivable aging or customer payment terms and believe that we have adequately provided for potential bad debts.  Inventory increased based on production and capacity planning for expected customer orders.  Our inventory is generally not subject to obsolescence and does not have a shelf life and we do not believe there is a significant risk of inventory impairment.

Investing activities.  We have initiated lithium battery separator expansion projects in the U.S. and Korea for total expected costs of $102.0 million and $30.0 million, respectively.  Capital expenditures for the U.S. expansion project will be partially funded by a $49.3 million grant from the DOE.  On November 3, 2010, we announced an additional $32.0 million capacity expansion at our lithium battery separator production facility in Charlotte, NC.  In the three months ended October 2, 2010, we started a $25.0 million expansion of our hemodialysis membrane (PUREMA ®) production capacity in Europe.  Capital expenditures for these projects will occur in 2010 through early 2012.  Total capital spending for fiscal year 2010 is currently estimated at approximately $75.0 million, net of DOE grant awards.  In the nine months ended October 2, 2010, capital expenditures were $41.5 million, net of DOE grant awards of $8.5 million.

As a result of the March 9, 2010 stock sale of our Italian subsidiary, Daramic S.r.l., the buyer acquired the Potenza, Italy manufacturing facility and assumed all liabilities of the subsidiary, including environmental obligations and severance costs associated with closing this facility in 2008.  As a result of the stock sale, we were required to make net cash payments to the buyer of €16.0 million, of which €11.0 million ($14.9 million) was paid at closing and the remaining €5.0 million ($6.9 million at October 2, 2010) will be paid on December 15, 2010.

Financing activities.  During the nine months ended October 2, 2010, we made principal payments on debt of $9.9 million, including a $7.1 million mandatory prepayment associated with the 2009 excess cash flow calculation as defined in our credit agreement.

We intend to fund our ongoing operations with cash on hand, cash generated by operations and availability under the senior secured credit facility.

Our senior secured credit facility provides for a $322.9 million term loan facility ($305.3 million outstanding at October 2, 2010), a €35.0 million term loan facility ($46.5 million outstanding at October 2, 2010) and a $90.0 million revolving credit facility. At October 2, 2010, we had $80.6 million of borrowings available under the revolving credit facility ($90.0 million revolving credit facility less $9.4 million of undrawn standby letters of credit). The term loans mature in July 2014 and the revolving credit facility matures in July 2013. Interest rates under the senior secured credit facility are, at our option, equal to either an alternate base rate or Eurocurrency base rate plus a specified margin. At October 2, 2010, interest rates on the U.S. dollar term loan and Eurodollar term loan were 2.26% and 2.58%, respectively.

When loans are outstanding under the revolving credit facility, we are required to maintain a senior leverage ratio of indebtedness to Adjusted EBITDA of less than 3.00 to 1.00. At October 2, 2010, our senior leverage ratio was 1.70 to 1.00 and, therefore, had no effect on borrowings available under the revolving credit facility.

Adjusted EBITDA, as defined under the senior secured credit facility, was as follows:

(in millions)	Twelve Months Ended October 2, 2010
Net loss	$(85.1)
Add/Subtract:
Depreciation and amortization	48.8
Interest expense, net	49.5
Income taxes	15.0
Stock-based compensation	2.3
Foreign currency gain	(1.4)
Loss on disposal of property, plant and equipment	0.2
Business restructuring	19.8
Gain on sale of Italian subsidiary	(3.3)
Goodwill impairment	131.5
Costs related to the FTC complaint	1.0
Other non-cash or non-recurring charges	(0.3)
Adjusted EBITDA	$178.0

The calculation of the senior leverage ratio as defined under the senior credit facility as of October 2, 2010 is as follows:

(in millions)
Indebtedness (1)	$301.8
Adjusted EBITDA	$178.0
Actual leverage ratio	1.70x

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

The 8.75% senior subordinated notes ($430.9 million outstanding at October 2, 2010) will mature in 2012 and are guaranteed by most of our existing and future domestic restricted subsidiaries, subject to certain exceptions. Except under certain circumstances, the 8.75% senior subordinated notes do not require principal payments prior to their maturity in 2012. Interest on the 8.75% senior subordinated notes is payable semi-annually. The 8.75% senior subordinated notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments.

On November 3, 2010, we issued a notice of redemption for $75.0 million principal amount of our outstanding 8.75% senior subordinated dollar notes due 2012 at a redemption price equal to $1,000 per $1,000 principal amount of the notes, together with accrued and unpaid interest to the redemption date.  The notes will be redeemed on December 3, 2010.

Future debt service payments are expected to be paid out of cash flows from operations, borrowings under our revolving credit facility and future refinancing of our debt. Our cash interest requirements for the next twelve months, including the impact of redeeming $75.0 million of outstanding 8.75% senior subordinated dollar notes on December 3, 2010, are estimated to be $41.1 million.

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

Foreign Operations

We manufacture our products at 14 strategically located facilities in North America, Europe and Asia.  Net sales from the foreign locations were approximately $300.1 million and $242.7 million for the nine months ended October 2, 2010 and October 3, 2009, respectively.  Typically, we sell our products in the currency of the country where the manufacturing facility that produces the product is located.  Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices.  There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on our business or market opportunities within such governments’ countries.  Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.

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

Environmental matters

Environmental obligations are accrued when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value. We do not currently anticipate any material loss in excess of the amounts accrued. However, our future remediation expenses may be affected by a number of uncertainties including, but not limited to, the difficulty in estimating the extent and method of remediation, the evolving nature of environmental regulations and the availability and application of technology. We do not expect the resolution of such uncertainties to have a material adverse effect on our consolidated financial position or liquidity. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. At October 2, 2010, environmental reserves, which are predominately euro-denominated, were $17.1 million.

On March 9, 2010, we sold 100% of the stock of our Italian subsidiary, Daramic S.r.l. As a result of the stock sale, the buyer acquired all assets and liabilities of Daramic S.r.l., including the Potenza, Italy facility and environmental obligations associated with the Potenza site. The buyer has fully indemnified us with regard to environmental, health and safety matters related to this site.

In connection with the acquisition of Membrana in 2002, we recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for us to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. At October 2, 2010, the environmental reserve for the Membrana facility was $16.7 million. We anticipate that expenditures will be made over the next seven to ten years.

We have indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel N.V. (“Akzo”), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. We will receive indemnification payments under the indemnification agreements as expenditures are made against approved claims. At October 2, 2010, amounts receivable under the indemnification agreements were $15.2 million.

In connection with the 2008 acquisition of Microporous, we identified potential environmental contamination at the manufacturing site in Piney Flats, Tennessee. As part of the acquisition, the seller purchased an environmental insurance policy on our behalf. Subsequent to the acquisition, we performed additional environmental studies and confirmed that environmental contamination was present.  The environmental reserve, net of related receivables from the insurance company, was $0.2 million at October 2, 2010. We recorded the estimated cost of remediation and the related receivables from the insurance company in the allocation of purchase price at the date of acquisition.

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

Interest rate risk

At October 2, 2010, we had fixed rate debt of $430.9 million and variable rate debt of $351.8 million. To reduce the interest rate risk inherent in our variable rate debt, we may utilize interest rate swap agreements to convert all or a portion of the variable rate debt to a fixed rate obligation.  At October 2, 2010, there were no outstanding interest rate swap agreements.  The pre-tax earnings and cash flow impact resulting from a 100 basis point increase in interest rates on our variable rate debt, holding other variables constant, would be $3.5 million per year.

Currency risk

Outside of the United States, we maintain assets and operations in Europe and Asia. The results of operations and financial position of our foreign operations are principally measured in their respective currency and translated into U.S. dollars. As a result, exposure to foreign currency gains and losses exists. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency. Our subsidiaries and affiliates also purchase and sell products and services in various currencies. As a result, we may be exposed to cost increases relative to the local currencies in the markets in which we sell. Because the percentage of our sales in foreign currencies differs from the percentage of our costs in foreign currencies, a change in the relative value of the U.S. dollar could have a disproportionate impact on our sales compared to our costs, which could impact our margins. A portion of our assets are based in our foreign locations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected in accumulated other comprehensive income (loss). We have euro-denominated senior subordinated notes held in the U.S. that effectively hedge our net investment in foreign subsidiaries. Foreign currency gains and losses resulting from the translation of the euro-denominated senior subordinated notes are included in accumulated other comprehensive income (loss). Accordingly, our consolidated shareholders’ equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency, primarily the euro.

The dollar/euro exchange rates used in our financial statements for the periods ended as set forth below were as follows:

	October 2, 2010	October 3, 2009
Period end rate	1.3727	1.4557
Period average rate for the three months ended	1.2927	1.4293
Period average rate for the nine months ended	1.3182	1.3658

Our strategy for management of currency risk relies primarily on conducting our operations in a country’s respective currency and may, from time to time, involve currency derivatives.  As of October 2, 2010, we did not have any foreign currency derivatives outstanding.

Item 4.  Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) was performed under the supervision, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 2, 2010 to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended October 2, 2010, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 9, 2008, the FTC issued an administrative complaint against us alleging that our actions and the acquisition of Microporous have substantially lessened competition in North American markets for lead-acid battery separators. We filed an answer to the complaint on October 15, 2008 denying the material allegations of the complaint. The matter was presented before an Administrative Law Judge (“ALJ”) of the FTC and the hearing concluded on June 12, 2009. In October 2009, the ALJ granted our request to re-open the record to take additional evidence.  On February 22, 2010, the FTC’s ALJ issued an initial decision in which he recommended to the Commission that it order us to divest substantially all of the acquired Microporous assets, which includes the manufacturing facilities located in Piney Flats, Tennessee and Feistritz, Austria and restore the competitive environment to that which existed prior to the acquisition, while ruling in our favor on other portions of the complaint.  On March 15, 2010, we filed a Notice of Appeal with the Commission.  Oral argument for the appeal was heard by the Commission on July 28, 2010 and we are awaiting a ruling on the appeal.

We believe that the initial decision is inconsistent with the law and the facts presented at the hearing and that the Microporous acquisition is and will continue to be beneficial to our customers and the industry. Therefore, we intend to continue to vigorously defend our position and to pursue an appeal of the decision. It is not possible, however, to predict with certainty whether we will be successful in the appellate process or the timing of a final decision. If the FTC and the appellate courts affirm the ALJ’s initial decision, then we may be required to divest some or all of the assets acquired in the Microporous acquisition and we may be subject to some prospective restrictions on our future conduct.

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

Date: November 4, 2010		POLYPORE INTERNATIONAL, INC.
(Registrant)

	By:	/s/ Robert B. Toth
Robert B. Toth
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Lynn Amos
Lynn Amos
Chief Financial Officer
(principal financial officer and principal accounting officer)