Form 10-K
period 2011-01-01
Polypore International, Inc.
filed 2011-02-25
CIK 1292556

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2011
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

         Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         The aggregate market value of the voting common stock of the registrant held by non-affiliates at July 2, 2010 was $535,999,000, as computed by reference to the closing price of such stock on such date. For purposes of this calculation, executive officers, directors and 5% shareholders are deemed to be affiliates of the registrant.

         There were 45,666,557 shares of the registrant's common stock outstanding as of February 21, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for the 2011 Annual Meeting of Stockholders, which will be filed within 120 days of January 1, 2011, are incorporated by reference into Part III.

Polypore International, Inc.
Index to Annual Report on Form 10-K
For the Fiscal Year Ended January 1, 2011

        In this Annual Report on Form 10-K, the words "Polypore International," "Company," "we," "us" and "our" refer to Polypore International, Inc. together with its subsidiaries, unless the context indicates otherwise. References to "fiscal year" mean the 52 or 53 week period ending on the Saturday that is closest to December 31. The fiscal years ended January 1, 2011, or "fiscal 2010," and January 2, 2010, or "fiscal 2009," included 52 weeks. The fiscal year ended January 3, 2009, or "fiscal 2008," included 53 weeks.

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

  •
  our inability to generate cash;

  •
  restrictions related to the senior secured credit agreement;

  •
  employee slowdowns, strikes or similar actions;

  •
  product liability claims exposure;

  •
  risks in connection with our operations outside the United States, including compliance with applicable anti-corruption laws;

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

  •
  the absence of expected returns from the intangible assets we have recorded;

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

        Our products and technologies are used in two primary segments: energy storage and separations media. The energy storage segment accounted for approximately 72% of our fiscal 2010 net sales. Primary applications for our membranes in this segment are lithium batteries and lead-acid batteries. Lithium batteries are the power source in a wide variety of electronics applications ranging from notebook computers, tablets, mobile phones to cordless power tools, and are emerging in applications such as electric drive vehicles ("EDV's") and electricity grid storage or energy storage systems ("ESS"). Lead-acid batteries are used in transportation and industrial applications. The separations media segment accounted for approximately 28% of our fiscal 2010 net sales. Primary applications for our membranes and membrane modules in this segment are hemodialysis, blood oxygenation, plasmapheresis and various high-performance microfiltration, ultrafiltration and gasification/degasification applications.

        Information concerning segments and geographic information appears under "Note 22—Segment Information" in the Notes to Consolidated Financial Statements for the year ended January 1, 2011 included in Item 8 of this Report which is incorporated herein by reference.

Competitive strengths

  Serve end markets that have attractive long-term growth characteristics

        We produce a variety of separation and filtration products for end markets with attractive growth characteristics, which in many cases are supported by a growing recurring revenue base.

  •
  The lithium battery market is expected to grow at least 10% annually through 2015, driven by continuing demand for consumer electronics and by the application of lithium battery technology in new markets such as EDV's and electricity grid storage. We believe that growth in lithium battery separator demand will exceed battery growth due to increasing demand for large-format lithium batteries used in EDV's and other new applications.

  •
  In the motor vehicle battery market, the high proportion of aftermarket sales and the steady growth of the worldwide fleet of motor vehicles provide us with a growing, recurring revenue base in lead-acid battery membrane separators. Lead-acid battery membrane separator growth is strongest in the Asia Pacific region due, we believe, to increasing per capita penetration of automobiles, growth in the industrial and manufacturing sectors, and a high rate of conversion to polyethylene-based membrane separators.

  •
  The hemodialysis membrane market, which we believe will increase in excess of 6% annually, provides a growing, recurring revenue base for our synthetic dialysis membranes.

  •
  The micro- and ultrafiltration membrane element market is expected to grow in excess of 8% annually, driven by several factors including the superior performance of membrane filtration and the increasing need for purity in end markets such as water treatment, food and beverage processing and pharmaceutical, semiconductor and flat panel display manufacturing as water sources dwindle and populations increase.

  Leading market positions

        We believe that we are well positioned in each of the markets in which we compete. For example, in terms of market share (based on revenue and volume):

  •
  We believe, based on independent industry research, that we are among the top three lithium battery separator providers, serving the entire breadth of lithium battery applications.

  •
  We believe, based on internal company estimates, that we are the global market leader in the lead-acid battery separator market.

  •
  We believe, based on independent industry research, that we are the world's leading supplier of blood oxygenation membranes and that we are uniquely positioned as the leading independent supplier of synthetic hemodialysis membranes (i.e., not a supplier of dialyzers).

  •
  We believe, based on internal company estimates, that, in the industrial and specialty filtration market, we are the world leader in membrane gasification and degasification for liquids with our Liqui-Cel® Membrane Contactors. We also believe, based on internal company estimates, that we are the world's leading independent supplier of polyethersulfone flat sheet membranes.

        We believe, based on the information above and other company estimates, that we are among the top three in terms of market share (based on revenue and volume) in products comprising a total of approximately 80% of our fiscal 2010 net sales. These products include lead-acid battery separators, lithium battery separators, blood oxygenation membranes and membrane contactors for gasification/degasification of liquids.

  Proven innovation through broad product and process technology

        We have established our leading market positions through our ability to utilize core technical expertise and broad product and process capabilities to develop customized solutions that meet demanding requirements in specific applications. Over time, we have demonstrated a commitment to innovation, developing technical expertise and a high level of customer service. As of January 1, 2011, our research and development effort is supported by approximately 100 engineers, scientists, PhDs and other personnel, who work directly with our manufacturing and marketing groups to commercialize innovative products that address market needs. We also maintain technical centers strategically located in Asia, Europe and North America.

        We have leveraged our established filtration and separation technology and membrane expertise to supply a broad portfolio of membranes based on flat sheet, hollow fiber, and tubular technology. We are able to draw upon our experiences across multiple end markets and various membrane technologies to create innovative solutions in new niche applications in addition to our existing markets. For example, our Liqui-Cel® Membrane Contactor product line, which combines our blood oxygenation membrane technology with patented module design features, provides superior performance to conventional gasification/degasification methods in multiple sectors such as semiconductor and flat panel display manufacturing, pharmaceutical processing and power and boiler feedwater applications. We believe that our capabilities in product innovation, which combine multiple technologies, a global technical infrastructure and extensive experience in microporous membrane development and manufacturing, are difficult to replicate.

  Strong customer relationships with leading manufacturers

        We have cultivated strong, collaborative relationships with a diverse base of customers worldwide who are among the leaders in their respective industries. Our research and development, technical service and application development teams are closely involved with our customers. We often enter into joint agreements in which we partner with our customers on product development and end-use testing.

As a result, many of our products have been customized to our customers' exacting manufacturing and end-use specifications. In addition, we are often selected as a customer's exclusive supplier for our microporous membrane products.

  Global presence

        As of January 1, 2011, we manufacture, market and service our products through 14 manufacturing sites and 13 sales and service locations throughout the Americas, Europe and Asia, with sales relatively balanced across these regions. In the energy storage segment, we remain focused on growth in the Asia Pacific region and on driving worldwide improvements in production efficiency. For example, to better serve our growing lithium battery customers in Asia, we moved some lithium battery separator finishing capacity from our Charlotte, North Carolina plant to our Shanghai, China plant in 2005, and in 2008 we acquired a South Korean lithium battery membrane separator manufacturer. In early 2010, we initiated a $30.0 million capacity expansion at our Korean facility. Our lead-acid battery membrane separator business has also focused on growth in the Asia Pacific region by increasing capacity at our Prachinburi, Thailand facility in 2006 and 2008; acquiring battery separator manufacturing assets and subsequently expanding our operations in Bangalore, India; acquiring a lead-acid battery membrane separator production facility in Tianjin, China in December 2009; and establishing an Asian Technical center in Thailand. In 2010, we reached an agreement to enter into a joint venture with a customer, Camel Group Co., Ltd. ("Camel"), a leading battery manufacturer in China, to produce lead-acid battery separators primarily for Camel's use. The joint venture will be located at Camel's facility in Xiangfan, China. In February 2011, we approved an additional expansion at our Prachinburi, Thailand facility to be completed by mid-2012.

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

  Strong and experienced management team

        Our senior management team has significant experience leading high technology companies, driving growth through development of new applications and technologies and cultivating strong relationships with existing customers. Management has also demonstrated a track record of successfully leading companies larger in size and scope than ours. The team has an average of more than 20 years of management experience.

Business strategy

        We intend to:

  •
  grow with our current customer and application base by capitalizing on our core capabilities in microporous membranes and modules;

  •
  leverage existing and developing product and process technologies to pursue new, high value-added markets and applications; and

  •
  maximize access to key customers and end markets through strategic relationships and acquisitions.

Products and markets

        Our business segments are energy storage and separations media. The following table describes our key products and end markets served:

Segment	Applications	Major brands	End markets
Energy storage	Lead-acid batteries	Daramic® DARAK® FLEX-SIL® CellForce® ACE-SIL®	Transportation and industrial batteries
	Rechargeable and disposable lithium batteries	CELGARD®
Portable consumer electronics devices such as mobile phones, audio/video players, notebook computers, tablets and cameras. Also cordless power tools and EDV's, such as bikes, scooters, cars, trucks, buses and industrial utility vehicles. Emerging use in electricity grid storage
Separations media	Hemodialysis	PUREMA® DIAPES®	Hemodialysis dialyzers which replicate function of healthy kidneys
	Blood oxygenation	CELGARD® HEXPET® OXYPHAN® OXYPLUS®	Heart-lung machine oxygenation unit for open-heart surgical procedures and intensive care artificial lung applications
	Plasmapheresis	MicroPES® PLASMAPHAN® SYNCLEAR® FractioPES®	Blood cell and plasma separation equipment
	Industrial and specialty filtration applications	Liqui-Cel®	Liquid gasification/degasification for beverage, pharmaceutical, semiconductor and flat panel display manufacturing, and power and boiler feedwater applications
		MicroPES® DuraPES®	Specialty filtration applications including ultrapure water, cold sterile filtration of beverages, ultrapure chemicals for the electronics industry and pharmaceutical processing
		SuperPhobic®	Solvent/ink deaeration for ink jet printers, paper coating processes and semiconductor manufacturing
		MicroModule® MiniModule®	Liquid degasification in laboratory, biotechnology and analytical testing equipment and ink degasification for ink jet printers
		Accurel®	Specialty filtration applications including ultrapure chemicals for the electronics industry, vent and process air cleaning, industrial wastewater treatment and pharmaceutical processing
		Liqui-Flux®	Water and beverage filtration, process water treatment and prefiltration for reverse osmosis
		P.E.T.®	Potable water treatment, beverage filtration, prefiltration for reverse osmosis and medical applications

  Energy storage

        In the energy storage segment, our membrane separators are a critical performance component in lithium and lead-acid batteries, performing the core function of regulating ion exchange and thus allowing the charge and discharge process to occur between a battery's positive and negative electrodes. These membrane separators require specialized technical engineering and must be manufactured to extremely demanding requirements and specifications including thickness, porosity, mechanical strength and chemical and electrical resistance. For example, membrane pores must be large enough to allow ions to pass through, but small enough to prevent contamination from conductive particles that cause short circuits. Our energy storage businesses accounted for 72%, 71% and 74% of our net sales in fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

        Electronics applications.    We develop, manufacture and market a broad line of patented polypropylene and polyethylene monolayer and multilayer membrane separators for lithium batteries that are used in numerous applications such as portable electronic devices, cordless power tools and outdoor power equipment, EDV's and electricity grid storage systems. According to the Institute of Information Technology, unit sales of lithium batteries are expected to experience average annual growth of at least 10% through 2015. Lithium batteries provide critical performance advantages relative to alternative battery technologies, such as faster charging rates, improved battery life and higher power density, which results in more compact, lightweight batteries. These advantages create the potential for expansion by lithium batteries into additional devices. Because many new applications are incorporating large-format lithium batteries that require much greater membrane separator volume per battery, we believe that membrane separator growth will exceed battery unit sales growth.

        We believe, based on independent industry research, that we are among the top three lithium battery separator providers, serving the entire breadth of lithium battery applications, and have been among the top three since the market's first development in the early 1990s. We believe the top three providers supply approximately 70% of the membrane separator requirements for the global lithium battery market. Major lithium battery manufacturers include A123 Systems, AESC, Amperex Technology Limited, BYD Company Limited, China BAK Battery, Inc., Energizer Holdings, Inc., Hitachi Maxell Limited, Hitachi Vehicle Energy, LG Chem Ltd., Panasonic Corporation—Energy Company, Saft Groupe SA, Samsung SDI Co. Ltd., Sanyo Electric Company Limited (acquired by Panasonic Corporation in 2010), Sony Corporation, Tianjin Lishen Battery Joint Stock Co., Ltd. and Ultralife Batteries, Inc.

        Transportation and industrial applications.    We develop, manufacture and market a complete line of high-performance polymer-based membrane separators for lead-acid batteries. Approximately 80% of our lead-acid battery separators are used in batteries for automobiles and other motor vehicles. The remaining approximately 20% are used in industrial battery applications such as forklifts, submarines and uninterruptible power supply systems. We believe that over 80% of lead-acid battery unit sales for motor vehicles are aftermarket batteries. Aftermarket sales are primarily driven by the size of the worldwide vehicle fleet rather than by new motor vehicle sales. According to WardsAuto.com, the worldwide fleet of motor vehicles has averaged 3% annual growth for over 25 years, providing us with a growing recurring revenue base. We believe another factor contributing to market growth is the worldwide conversion from alternative separator materials to the higher performance polyethylene-based membrane separators such as those we produce. Lead-acid battery separator growth is strongest in the Asia Pacific region due, we believe, to increasing penetration of automobile ownership, growth in industrial and manufacturing sectors, export incentives and ongoing conversion to polyethylene-based membrane separators.

        We believe we are the global market leader in the lead-acid battery separator market. We supply most of the world's major lead-acid battery manufacturers including East Penn Manufacturing Co., Inc., EnerSys, Exide Technologies, Camel and Trojan Battery Company.

  Separations media

        In the separations media segment, our filtration membranes and modules are used in healthcare and high-performance filtration and specialty applications. These membranes perform the critical function of removing sub-micron particulates from fluids and introducing or removing gases (gasification/degasification) within liquids. Both healthcare and specialty filtration applications require membranes with precisely controlled pore size, structure, distribution and uniformity. Our supply relationships with customers in healthcare and certain filtration applications such as pharmaceutical manufacturing are reinforced by the rigorous testing, clinical studies and/or regulatory approval that our membranes undergo prior to end-product commercialization. In some cases, several years of development and qualification are required. Our separations media business accounted for 28%, 29% and 26% of our net sales in fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

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

        Our synthetic membrane, PUREMA®, is superior in performance compared to other synthetic membranes on the market. Dialyzers containing PUREMA® have been classified in the highest level (category 5) of Japan's dialyzer reimbursement rate system, reflecting the efficacy of our PUREMA® membrane. We believe an example of the increasing customer acceptance of PUREMA® is our entry into several long-term supply agreements with customers in the United States, Japan and Europe. We are currently marketing PUREMA®'s performance advantages, such as by co-branding our customers' dialyzers with the PUREMA® logo.

        We believe, based on independent industry research, that we are uniquely positioned as the leading independent supplier of synthetic hemodialysis membranes (i.e., not a supplier of dialyzers). Major dialyzer manufacturers include Asahi Kasei Kuraray Medical Co., Ltd., Bellco S.r.l., Fresenius Medical Care AG, Gambro AB and Nipro Corp.

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

        Industrial and specialty filtration applications.    We produce a wide range of membranes and membrane-based elements for microfiltration and ultrafiltration as well as gasification/degasification of liquids, covering a broad range of applications in the filtration market. According to independent industry research, the U.S. microfiltration and ultrafiltration membrane element market is approximately $1.7 billion and growing in excess of 8% annually. Market growth is being driven by several factors, including end-market growth in various water treatment applications. Displacement of conventional filtration media by membrane filtration due to membranes' superior cost and performance attributes and increasing purity requirements in industrial and other applications are also important to the end-market growth. We currently serve a variety of filtration end markets, including water treatment, food and beverage processing and pharmaceutical, semiconductor and flat panel display manufacturing, and we are working closely with current and potential customers to develop innovative new products based on our technology and capabilities.

        The following are descriptions of certain of our industrial and specialty filtration products:

  •
  MicroPES® and DuraPES® are sulfonated polyethersulfone flat sheet microfiltration membranes with very high flow rates, broad chemical resistance and low protein binding, properties which are attractive to end users who desire minimal absorption of their product. These membranes are primarily used in specialty filtration applications such as ultrapure water, cold sterile filtration of beverages, ultrapure chemicals for the electronics industry and pharmaceutical processing.

  •
  Accurel® is a polypropylene membrane, available in flat sheet, hollow fiber, and tubular configurations, which can be used in a wide range of pH conditions. This membrane is an economical choice for many applications compared to certain higher priced products, and is primarily used for specialty filtration applications including ultrapure chemicals for the electronics industry, vent and process air cleaning, industrial wastewater treatment and pharmaceutical processing.

  •
  Liqui-Flux® Membrane Modules, based on our hollow fiber, polypropylene microfiltration and patented polyethersulfone ultrafiltration membranes, are used for water and beverage filtration, process water treatment and prefiltration for reverse osmosis.

  •
  Liqui-Cel® Membrane Contactors incorporate hydrophobic hollow fiber membranes into patented module designs used for liquid gasification/degasification in a wide variety of industries including beverage, pharmaceutical, semiconductor and flat panel display manufacturing and power generation.

  •
  SuperPhobic® Membrane Contactors are a special type of membrane contactor which can treat liquids that otherwise penetrate the membrane pores of conventional Liqui-Cel® Membrane Contactors. Typical applications involve the elimination of microbubbles in liquids which, upon occurrence, negatively impact customer production processes, quality and yield. Some applications include solvent/ink deaeration for ink jet printers, paper coating processes and semiconductor manufacturing.

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

New product development

        We have focused our research and development efforts on developing products for new markets based on existing technologies and developing new process technologies to enhance existing businesses and allow entry into new businesses. We spent $14.8 million (2% of our net sales), $16.8 million (3% of our net sales) and $18.2 million (3% of our net sales) in fiscal 2010, fiscal 2009 and fiscal 2008, respectively, on research and development.

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

Sales and marketing

        We sell our products and services to customers in both the domestic and international marketplace. We sell primarily to manufacturers and converters that incorporate our products into their finished goods. We employ a direct worldwide sales force and utilize approximately 90 people with extensive experience who manage major customer relationships. Many of our sales representatives are engineers or similarly trained technical personnel who have advanced knowledge of our products and the applications for which they are used. Our sales representatives are active in new product development efforts and are strategically located in the major geographic regions in which our products are sold. In certain geographic areas, we use distributors or other agents. We typically seek to enter into supply contracts with our major customers. These contracts typically describe the volume and selling price. In addition, these contracts reflect our close collaborative relationships with our customers, which are driven by our customers' need to develop new separators and membranes directly with us. In fiscal 2010, sales to our top five customers represented approximately 22% of our total net sales.

Manufacturing and operations

  General

        We have manufacturing facilities in the major geographic markets of North America, Europe and Asia. We manufacture our lead-acid battery membrane separators at our facilities in Owensboro,

Kentucky; Corydon, Indiana; Piney Flats, Tennessee; Selestat, France; Norderstedt, Germany; Feistritz, Austria; Prachinburi, Thailand; and Tianjin, China. We also have a finishing operation at our facility in Bangalore, India. We manufacture our lithium battery membrane separators at our facilities in Charlotte, North Carolina and Ochang, South Korea and have a finishing operation at our facility in Shanghai, China. We manufacture our healthcare membranes and industrial and specialty filtration membranes and membrane modules at facilities in Wuppertal and Obernburg, Germany and Charlotte, North Carolina.

        In fiscal 2010, fiscal 2009 and fiscal 2008, we generated net sales from customers outside the United States of approximately 80%, 77% and 77%, respectively. We typically sell our products in the currency of the country in which the products are manufactured rather than the local currency of our customers.

        Our manufacturing facilities in North America accounted for 34% of total sales for fiscal 2010, with facilities in Europe and Asia accounting for 41% and 25%, respectively. Our foreign operations are subject to certain risks that could materially affect our sales, profits, cash flows and financial position. These risks include fluctuations in foreign currency exchange rates, inflation, economic or political instability, shipping delays, changes in applicable laws and regulatory policies and various trade restrictions, all of which could have a significant impact on our ability to deliver products on a competitive and timely basis. The future imposition of, or significant increases in the level of, customs duties, import quotas or other trade restrictions could also have a material adverse effect on our business, financial condition and results of operations.

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

Competition

        Our markets are highly competitive. Within our energy storage segment, we face competition throughout the world and our primary competitors in the market for membrane separators used in lead-acid batteries for transportation and industrial applications are Entek International LLC ("Entek") in North America and Europe and Nippon Sheet Glass Co., Ltd. in Japan. In addition, we have a number of smaller competitors in South Korea, Indonesia, China and Taiwan. We also compete with Asahi Kasei Chemicals Corporation, Toray Tonen Specialty Separator Godo Kaisha (a joint venture of TonenGeneral Sekiyu and Toray Industries), Ube Industries Limited and SK Energy (a subsidiary of SK Group) as well as a number of smaller competitors in the market for membrane separators used in lithium batteries.

        Within our separations media segment, we compete primarily with Asahi Kasei Kuraray Medical Co., Ltd., Fresenius Medical Care, Gambro AB and Toyobo Co. Ltd. for membranes used in dialysis. In addition, we compete primarily with Terumo Medical Corp. in the blood oxygenation market and Asahi Kasei Kuraray Medical Co., Ltd. and Fresenius Medical Care in the plasmapheresis market. Our industrial and specialty filtration business competes across multiple markets and applications. Principal competitors include Dainippon Ink and Chemicals, Inc., Koch Membrane Systems (a division of Koch Industries), Norit B.V., Millipore Corporation and Pall Corporation. Product innovation and performance, quality, service, utility and cost are the primary competitive factors, with technical support being highly valued by our customers. We believe that we are well positioned in our end markets for the reasons set forth under "—Competitive strengths" above.

Raw materials

        We employ a global purchasing strategy to achieve pricing leverage on our purchases of major raw materials. The major polyethylene and polypropylene resins we use are specialized petroleum-based products that are less affected by commodity pricing cycles than other petroleum-based products. In the event of future price increases for these major raw materials, we believe that we will generally be able to pass these increases on to our customers. The primary raw materials we use to manufacture most of our products are polyethylene and polypropylene resins, silica and oil. Our major supplier of polyethylene resins is Ticona LLC and our major suppliers of polypropylene resins are Total Petrochemicals USA, Inc., Performance Polymers, Inc. and Bamberger Polymers, Inc. Our major suppliers of silica are PPG Industries, Inc. and Evonik Degussa GmbH, while our major suppliers of oil are Calumet Lubricants, Shell Chemical LP and Shell Company of Thailand (subsidiaries of Royal Dutch/Shell).

        We believe that the loss of any one or more of our suppliers would not have a long-term material adverse effect on us because other suppliers with whom we conduct business or have conducted business in the past would be able to fulfill our requirements. However, the loss of one of our key suppliers could, in the short term, adversely affect our business until we secure alternative supply arrangements. In addition, we cannot assure you that any new supply arrangements we enter into will have terms as favorable as those contained in current supply arrangements. We have never experienced any significant disruptions in supply as a result of shortages in raw materials.

  Employees

        At January 1, 2011, we had approximately 2,200 employees worldwide. Employees at six of our 14 facilities are unionized and account for approximately 35% of our total employees. The following summarizes those employees represented by unions as of January 1, 2011:

Location	Number of unionized employees	% of total employees	Date of contract renegotiation
Norderstedt, Germany	46	81	Annual
Obernburg, Germany	23	82	Annual
Wuppertal, Germany	347	85	Annual
Owensboro, Kentucky	118	70	April 2012
Corydon, Indiana	96	77	August 2013
Selestat, France	130	63	June 2014

Total	760

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

        We have conducted some cleanup of on-site releases at some facilities and we will be conducting additional cleanups of on-site contamination at other facilities under regulatory supervision or voluntarily. Costs for such work and related measures (such as eliminating sources of contamination) could be substantial, particularly at our Wuppertal, Germany facility. We have established reserves for environmental liabilities of $15.6 million as of January 1, 2011. We do not anticipate that the remediation activities will disrupt operations at our facilities or have a material adverse effect on our business, financial condition or results of operations. In addition, we have asserted claims under an indemnity from Akzo Nobel N.V., the prior owners of Membrana GmbH ("Membrana"). The indemnity is expected to provide indemnification of a substantial percentage of anticipated environmental costs at Wuppertal. The amount receivable under the indemnification agreement at January 1, 2011 was $12.5 million. To date we have not had any significant disagreement with Akzo Nobel N.V. over its environmental indemnity obligations to us.

Intellectual property rights

        We consider our patents and trademarks, in the aggregate, to be important to our business and seek to protect our tradenames, trademarks, brandnames, proprietary technology and know-how in part through United States and foreign patents and trademark registrations and applications. However, no individual patent is material to our business, and the expiration or invalidation of any one patent would not have a material impact on our business. We own approximately 130 active unique patents and patent applications relating to our separator, membrane and module technologies. In general, the term of each of our U.S. patents depends on when the patent was filed. A U.S. utility patent will expire either 20 years from the date the application was filed, or 17 years from the date of issuance, whichever is longer, if it was filed prior to June 8, 1995; or 20 years from the earliest date the application was filed if it was filed on or after June 8, 1995.

        In general, trademarks are valid as long as they are in use and/or their registrations are properly maintained, and trademark registrations can generally be renewed indefinitely so long as the marks are in use. Some of our registered marks include CELGARD®, Liqui-Cel®, Daramic® and PUREMA®.

        In addition, we maintain certain trade secrets for which, in order to maintain the confidentiality of such trade secrets, we have not sought patent protection. Our policies require our employees to assign their intellectual property rights to us and to treat all proprietary technology as our confidential information.

        We have granted security interests or liens on some of our patents to financial institutions, including to lenders under our senior secured credit agreement.

        If we fail to adequately protect and enforce our intellectual property rights, competitors may manufacture and market products similar to ours. The loss of protection for or enforcement of our intellectual property rights could reduce the market value of our products, reduce product sales, lower our profits or impair our financial condition. See "Item 1A. Risk Factors." If we are unable to adequately protect, police or enforce our intellectual property, we could lose a significant competitive advantage.

Available Information

        You may obtain free copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as filed with or furnished to the Securities and Exchange Commission ("SEC"), as soon as reasonably practicable after such material is filed with or furnished to the SEC on our website at www.polypore.net.

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

Because the specialized markets in which we sell our products are highly competitive, we may have difficulty growing our business.

        The markets in which we sell our products are highly competitive. Many of these markets require highly specialized products that are time and cost intensive to design and develop. In addition, innovative products, quality, service, utility, cost and technical support are the primary competitive factors in the separation and filtration membrane industry. Some of our competitors are much larger companies that have greater financial, technological, manufacturing and marketing resources than we do. Many of these competitors are also better established as suppliers to the markets that we serve. As a result, a reduction in overall demand or increased costs to design and produce our products within these markets could cause us to reduce our prices, which could lower our profit margins and impair our ability to grow our business.

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

        Our products are often sold to a relatively small number of large volume customers. The loss of large volume customers could impact our sales and our profits. In fiscal 2010, sales to our top five customers represented approximately 22% of our total net sales.

Vertical integration by our customers of the production of our products into their own manufacturing processes could reduce our sales and our profits.

        Our future sales and profits will depend to a significant extent upon whether our customers choose in the future to manufacture the separation and filtration membranes used in their products instead of purchasing these components from us. If any of our existing customers choose to vertically integrate the production of our products in such a manner, the loss of sales to these customers could reduce our sales and our profits.

Increases in prices for raw materials or the loss of key supplier contracts could reduce our profit margins.

        The primary raw materials we use in the manufacture of most of our products are polyethylene and polypropylene resins, silica and oil. In fiscal 2010, raw materials accounted for approximately 35% of our cost of sales. Although our major customer contracts generally allow us to pass increased costs on to our customers, we may not be able to pass on all raw material price increases to our customers in each case or without delay. The loss of any of our key suppliers could disrupt our business until we secure alternative supply arrangements. Furthermore, any new supply agreement we enter into may not have terms as favorable as those contained in our current supply arrangements.

Our substantial indebtedness could harm our ability to react to changes in our business or to market developments and prevent us from fulfilling our obligations under our indebtedness.

        We have incurred a significant amount of indebtedness. As of January 1, 2011, our consolidated indebtedness is $715.3 million. Our cash interest requirements for the next twelve months are estimated to be $35.3 million.

        Our substantial level of indebtedness, as well as any additional borrowings we may make under the unused portions of the senior secured credit agreement, increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our substantial debt could increase our vulnerability to general economic downturns and adverse competitive and industry conditions by limiting our flexibility to plan for, or to react to, changes in our business and in the industry in which we operate. This limitation could place us at a competitive disadvantage compared to competitors that have less debt and more cash to insulate their operations from market downturns and to finance new business opportunities.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

        At January 1, 2011, we had variable rate debt of $350.3 million. An interest rate increase would result in an increase in interest expense. Our earnings may not be sufficient to allow us to meet any such increases in interest rate expense and to pay principal and interest on our debt and meet our other obligations. If we do not have sufficient earnings, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell more securities, none of which we can guarantee we will be able to do based on terms favorable to the Company or at all.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

        Our ability to make payments on and to refinance our indebtedness and to fund our operations will depend on our ability to generate cash in the future. However, our business may not generate sufficient cash flow from operations for a variety of reasons, including those mentioned elsewhere in this "Risk Factors" section. Without sufficient cash flow, future borrowings may not be available to us under the senior secured credit agreement in amounts sufficient to enable us to service our indebtedness or to fund our other liquidity or capital needs. If we cannot generate sufficient cash to service our debt, we will have to take such actions as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional equity capital. Any of these actions may not be effected on commercially reasonable terms, or at all. In addition, the indenture for the 7.5% senior notes and the senior secured credit agreement may restrict us from adopting any of these alternatives.

The terms of the senior secured credit agreement and the indenture related to the 7.5% senior notes may restrict our current and future operations, particularly our ability to respond to market changes or to take certain actions.

        The senior secured credit agreement and the indenture related to the 7.5% senior notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. For example, the senior secured credit agreement includes covenants restricting, among other things, our ability to incur, assume or permit to exist additional indebtedness or guarantees; engage in mergers, acquisitions and other business combinations; or amend or otherwise alter terms of our indebtedness, including the 7.5% senior notes, and other material agreements. The senior secured credit agreement also includes financial covenants requiring that we maintain a maximum senior leverage ratio at all times when loans or letters of credit are outstanding under the revolving credit facility.

        The indenture related to the 7.5% senior notes also contains numerous negative covenants including, among other things, restrictions on our ability to: incur or guarantee additional debt; issue preferred stock of restricted subsidiaries; pay dividends or make other equity distributions; or purchase or redeem capital stock.

        A breach of any of these covenants or the inability to comply with financial covenants could result in a default under the senior secured credit agreement or the indenture governing the 7.5% senior notes. If any such default occurs, the lenders and the holders of the 7.5% senior notes may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under the credit agreement also have the right in these circumstances to terminate any commitments they have to provide further borrowings and to proceed against all collateral granted to them to secure the debt. If collateral (such as available cash) is repossessed by the lenders or holders of the 7.5% senior notes, we will be unable to access the capital and other resources necessary to operate our business, and we could incur immediate and significant losses.

Some of our employees are represented under collective bargaining agreements. Any employee slowdowns, strikes or failure to renew our collective bargaining agreements could disrupt our business.

        Approximately 35% of our employees are represented under collective bargaining agreements. A majority of those employees are located in France and Germany and are represented under industry-wide agreements that are subject to national and local government regulations. Many of these collective bargaining agreements must be renewed annually. Labor unions also represent our employees in Owensboro, Kentucky and Corydon, Indiana.

        Labor organizing activities could result in additional employees becoming unionized. We may not be able to maintain constructive relationships with these labor unions or successfully negotiate new collective bargaining agreements in the future. The loss of a substantial number of these employees or a prolonged labor dispute could disrupt our business. Any such disruption could in turn reduce our sales, increase our costs to bring products to market and result in significant losses.

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

        Consequently, end users of our products may look to us for contribution when faced with product recalls, product liability or warranty claims. The future costs associated with defending product liability claims or providing product warranties could be material and we may experience material losses in the future as a result. A successful product liability claim brought against us in excess of available insurance coverage or a requirement to participate in any product recall could substantially reduce our available cash from operations. Reduced cash could in turn reduce our profits or impair our financial condition.

Our operations outside the United States pose risks to our business that are not present with our domestic business, including compliance with applicable anti-corruption laws.

        Our manufacturing facilities in the United States accounted for 34% of total net sales for fiscal 2010, with facilities in Europe and Asia accounting for 41% and 25%, respectively. Typically, we sell our products in the currency of the country where the manufacturing facility that produced the products is located. In addition, as part of our growth and acquisition strategy, we may expand our operations in these or other foreign countries. Our foreign operations are, and any future foreign operations will be, subject to certain risks that are unique to doing business in foreign countries. These risks include fluctuations in foreign currency exchange rates, inflation, economic or political instability, shipping delays, changes in applicable laws and regulatory policies and inconsistent enforcement of such laws and policies and various trade restrictions. All of these risks could have a negative impact on our ability to deliver products to customers on a competitive and timely basis. This could reduce or impair our sales, profits, cash flows and financial position. The future imposition of, or significant increases in the level of, customs duties, import quotas or other trade restrictions could also increase our costs and reduce our profits.

        Countries around the world are increasingly enacting anti-corruption laws, many of which are patterned after the United States' Foreign Corrupt Practices Act ("FCPA"). The FCPA generally prohibits companies and their intermediaries from giving, or offering to give, anything of value to foreign officials with the intent of obtaining an improper business advantage. The FCPA's foreign counterparts contain similar prohibitions, although varying in both scope and jurisdiction. Our internal policies prohibit corruption in all forms and expressly mandate compliance with the FCPA in particular. Despite such policies and the FCPA training we provide to our employees, we cannot guarantee that our employees' or intermediaries' conduct will not periodically violate the anti-corruption laws of a particular nation. Our continued overseas expansion, especially in the aforementioned emerging markets, naturally increases the risk of such violations and consequently could cause a material adverse effect on our operations or financial condition.

We could incur substantial costs to comply with environmental laws, and violations of such laws may increase our costs or require us to change certain business practices.

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

        Contaminants have been detected at some of our present facilities, principally in connection with historical operations. Investigations and/or clean-ups of these contaminants have been undertaken by us or by former owners of the sites. The costs of investigating and remediating environmental conditions at some of our facilities may be substantial. Although we believe we are entitled to contractual indemnification for a portion of these costs, if we do not receive expected indemnification payments, or if our remediation costs are higher than expected, our exposure to these costs would increase. This exposure could reduce our cash available for operations, consume valuable management time and reduce our profits or impair our financial condition.

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

        Even though we have filed patent applications, we may not be granted patents for those applications. Our failure to secure these patents may limit our ability to protect the intellectual property rights that these applications were intended to cover. Moreover, even if we are granted a patent, that does not prove conclusively that the patent is valid and enforceable. Our existing or future patents that we receive or license may not provide competitive advantages for our products. Our competitors may invalidate, narrow or avoid the scope of any existing or future patents, trademarks, or other intellectual property rights that we receive or license. In addition, patent rights may not prevent our competitors from developing, using or selling products that are similar or functionally equivalent to our products. Patent rights are territorial; thus, the patent protection we do have will only extend to those countries in which we have issued patents. Even so, the laws of certain countries do not protect our intellectual property rights to the same extent as do the laws of the United States and various European countries. The loss of protection for our intellectual property could reduce the market value of our products, reduce product sales, and lower our profits or impair our financial condition.

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

        Acquisitions involve risks that the businesses acquired will not perform in accordance with expectations or that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect. Future acquisitions would likely result in the incurrence of debt and contingent liabilities. Such acquisitions could also increase our interest and amortization expenses as well as periodic impairment charges related to goodwill and other intangible assets. Acquisitions could also result in significant charges relating to integration costs. We may not be able to integrate successfully any business we acquire into our existing business. Any acquired businesses may not be profitable or as profitable as we had expected. The successful integration of new businesses depends on our ability to manage these new businesses and cut excess costs. The successful integration of future acquisitions may also require substantial attention from our senior management and the management of the acquired business. This could decrease the time that they have to service and attract customers and develop new products and services. In addition, because we may actively pursue a number of opportunities simultaneously, we may encounter unforeseen expenses, complications and delays. Such expenses and delays could include difficulties in employing sufficient staff and maintaining operational and management oversight. Our inability to complete the integration of new businesses in a timely and orderly manner could increase costs, reduce our profits and ultimately disrupt our business.

We have recorded a significant amount of intangible assets, which may never generate the returns we expect.

        Our net identifiable intangible assets at January 1, 2011 were approximately 11% of our total assets. Such assets include trademarks and trade names, license agreements and technology acquired in acquisitions. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, was approximately 35% of our total assets at January 1, 2011. Goodwill and identifiable intangible assets are recorded at fair value on the date of acquisition and are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, and adverse changes in applicable laws or regulations. We may never realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets would reduce our profits for the fiscal period in which the write-off occurs. In fiscal 2009, we recorded a non-cash impairment charge to goodwill of $131.5 million.

Legal proceedings could have an adverse impact on our financial condition.

        From time to time, we are party to legal proceedings including matters involving personnel and employment issues, personal injury, intellectual property, acquisitions and other proceedings arising in the ordinary course of business.

        On September 9, 2008, the United States Federal Trade Commission ("FTC") issued an administrative complaint against us alleging that our actions and the acquisition of Microporous Holding Corporation, the parent company of Microporous Products L.P. ("Microporous") have substantially lessened competition in North American markets for lead-acid battery separators. We filed an answer to the complaint on October 15, 2008 denying the material allegations of the complaint. The matter was presented before an Administrative Law Judge ("ALJ") of the FTC and the hearing concluded on June 12, 2009. In October 2009, the ALJ granted our request to re-open the record to take additional evidence. On February 22, 2010, the FTC's ALJ issued an initial decision in which he recommended to the FTC that it order us to divest substantially all of the acquired Microporous assets, which include the manufacturing facilities located in Piney Flats, Tennessee and Feistritz, Austria and restore the competitive environment to that which existed prior to the acquisition, while ruling in our favor on other portions of the complaint. On March 15, 2010, we filed a Notice of Appeal with the FTC. On November 5, 2010, we were notified that the FTC commissioners affirmed the relief initially granted by the FTC's ALJ issued on February 22, 2010. The Commissioners ordered that we proceed with the ALJ's recommendations to divest substantially all of the Microporous assets acquired in February 2008.

        On January 28, 2011, we filed a petition with the U.S. Court of Appeals for the 11th Circuit to review the FTC's November 5, 2010 order and opinion. It is not possible to predict with certainty whether we will be successful in the appellate process or the timing of a final decision. If the appellate court affirms the FTC's decision, and we choose not to seek Supreme Court review or the Supreme Court denies our petition seeking review of the case, then we will be required to divest substantially all of the assets acquired in the Microporous acquisition, and we will be subject to some prospective restrictions on our future conduct.

Our operations are vulnerable to interruption or loss due to natural disasters, epidemics, terrorist acts and other events beyond our control, which could adversely affect our business.

        Our operations may be subject to significant interruption if any of our facilities are damaged or destroyed. For example, certain of our products are manufactured at a single facility location for which we do not maintain a backup manufacturing facility. A natural or other disaster, such as a fire or flood, could significantly disrupt our operations, delay or prevent product manufacture and shipment for the time required to repair, rebuild or replace our manufacturing facilities, which could be lengthy, and result in large expenses to repair or replace the facilities. In addition, concerns about terrorism or an outbreak of epidemic diseases, especially in our major markets of North America, Europe and Asia could have a negative effect on travel and our business operations, and result in adverse consequences on our sales and financial performance.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our manufacturing facilities are strategically located to serve our customers globally. We believe our facilities are suitable and adequate for our present purposes.

Location	Floor area (sq. ft.)	Business segment	Certification
Owensboro, Kentucky(1)	277,000	Energy Storage	ISO 14001, ISO 9001
Prachinburi, Thailand	166,000	Energy Storage	ISO 14001, ISO 9001
Corydon, Indiana(1)	161,000	Energy Storage	ISO 14001, ISO 9001
Selestat, France	153,000	Energy Storage	ISO 14001, ISO 9001
Norderstedt, Germany	124,000	Energy Storage	ISO 14001, ISO 9001
Piney Flats, Tennessee(1)	121,000	Energy Storage	ISO 9001
Ochang, South Korea	105,000	Energy Storage	ISO 9001
Feistritz, Austria	52,000	Energy Storage	ISO 14001, ISO 9001
Tianjin, China	47,000	Energy Storage	ISO 14001, ISO 9001
Shanghai, China(2)	46,000	Energy Storage	ISO 9001
Bangalore, India(2)	65,000	Energy Storage	ISO 14001, ISO 9001, OSHA 18001
Charlotte, North Carolina(1)	350,000	Energy Storage and Separations Media	ISO 14001, ISO 9001
Wuppertal, Germany	1,503,000	Separations Media	ISO 14001, ISO 9001
Obernburg, Germany(2)	23,000	Separations Media	ISO 9001

(1)
These domestic facilities serve as collateral under the senior secured credit agreement.

(2)
Polypore owns the equipment and leases the facility.

        Our corporate headquarters are located in leased office space in Charlotte, North Carolina and we have leased sales offices in Shenzhen, China; Tokyo, Japan; and Sao Paulo, Brazil. We are constructing a new lithium battery separator facility for our Energy Storage segment in Concord, North Carolina that is expected to begin production in mid-2012.

Item 3.    Legal Proceedings

        On March 20, 2008, we received a letter from the United States Federal Trade Commission (the "FTC" or the "Commission") requesting that we voluntarily provide certain documents and information to the FTC regarding our acquisition of Microporous Holding Corporation, the parent company of Microporous Products L.P. ("Microporous"), which was completed on February 29, 2008. The letter stated that the FTC was conducting an investigation to determine whether the Microporous acquisition will substantially lessen competition in any relevant market and thereby violate federal antitrust laws. We voluntarily responded to the letter in writing and through supplemental telephone conversations and meetings.

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

        On September 9, 2008, the FTC issued an administrative complaint against us alleging that our actions and the acquisition of Microporous have substantially lessened competition in North American markets for lead-acid battery separators. We filed an answer to the complaint on October 15, 2008 denying the material allegations of the complaint. The matter was presented before an ALJ of the FTC and the hearing concluded on June 12, 2009. In October 2009, the ALJ granted our request to re-open the record to take additional evidence. On February 22, 2010, the FTC's ALJ issued an initial decision in which he recommended to the FTC that it order us to divest substantially all of the acquired Microporous assets, which include the manufacturing facilities located in Piney Flats, Tennessee and Feistritz, Austria and restore the competitive environment to that which existed prior to the acquisition, while ruling in our favor on other portions of the complaint. On March 15, 2010, we filed a Notice of Appeal with the FTC. On November 5, 2010, we were notified that the FTC commissioners affirmed the relief initially granted by the FTC's ALJ issued on February 22, 2010. The Commissioners ordered that we proceed with the ALJ's recommendations to divest substantially all of the Microporous assets acquired in February 2008.

        We believe that this decision is inconsistent with the law and the facts presented at the hearing and that the Microporous acquisition is and will continue to be beneficial to our customers and the industry. On January 28, 2011, we filed a petition with the U.S. Court of Appeals for the 11th Circuit to review the FTC's November 5, 2010 order and opinion. It is not possible to predict with certainty whether we will be successful in the appellate process or the timing of a final decision. If the appellate court affirms the FTC's decision, and we choose not to seek Supreme Court review or the Supreme Court denies our petition seeking review of the case, then we will be required to divest substantially all of the assets acquired in the Microporous acquisition, and we will be subject to some prospective restrictions on our future conduct.

        We believe that a final judicial resolution to the challenge by the FTC to the Microporous acquisition could take one or more years. We believe that the final resolution of this matter will not have a material adverse impact on our business, financial condition or results of operations

 Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "PPO" and has been traded on the NYSE since our initial public offering on June 28, 2007. Warburg Pincus, directly or indirectly, owns 32.0% of our common stock. As of February 18, 2011, there were approximately 18,650 holders of our common stock, representing primarily persons whose stock is held in nominee or "street name" accounts through brokers.

        We did not declare or pay any dividends on our common stock in fiscal 2010 or 2009, and we do not expect to pay any such dividends in fiscal 2011. The indenture relating to our $365.0 million aggregate principal amount of 7.5% senior notes due 2017 and our senior secured credit agreement restrict or limit our ability to, among other things, declare dividends and make payments on or redeem or repurchase capital stock.

        The low and high sales prices for the Company's common stock for each full quarterly period within the two most recent fiscal years were as follows:

	Fiscal 2010	Fiscal 2009
First Quarter	$11.50 - $18.79	$2.38 - $10.08
Second Quarter	$16.70 - $25.10	$4.93 - $11.98
Third Quarter	$22.39 - $31.04	$9.16 - $13.69
Fourth Quarter	$29.33 - $45.88	$10.17 - $14.10

        The following table summarizes information about the options under our equity compensation plans as of January 1, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders(1)	2,306,565	$9.69	20,888

(1)
Includes options to purchase shares of our common stock under our 2006 Stock Option Plan and 2007 Stock Incentive Plan, both of which were adopted prior to our initial public offering and were approved by our Board of Directors. A description of the equity compensation plans appears under "Note 13—Stock-Based Compensation Plans" in the Notes to Consolidated Financial Statements for the year ended January 1, 2011 included in Item 8 of this Report.

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

	Jun-07	Dec-07	Dec-08	Dec-09	Dec-10
Polypore International	100.00	97.06	41.93	66.00	225.90
Russell 2000	100.00	91.12	60.33	76.73	97.33
S&P Industrial Machinery Index	100.00	103.17	61.86	86.42	117.49

Item 6.    Selected Financial Data

        The following table presents selected historical consolidated financial data of Polypore International for the fiscal years ended January 1, 2011, January 2, 2010, January 3, 2009, December 29, 2007 and December 30, 2006. The selected historical consolidated financial data has been derived from Polypore International's audited consolidated financial statements.

        The information presented below should be read together with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included in "Item 8. Financial Statements and Supplementary Data."

Statement of operations data (in millions, except share data):	Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2007	Fiscal 2006
Net sales	$616.6	$516.9	$610.5	$534.7	$478.2

Gross profit	246.9	195.8	215.7	197.0	164.9
Selling, general and administrative expenses	114.8	100.4	108.3	93.6	87.5
Business restructuring	(0.8)	21.3	59.9	(0.9)	37.0
Goodwill impairment	—	131.5	—	—	—
Change in accounting principle related to postemployment benefits	—	—	—	—	(2.6)

Operating income (loss)	132.9	(57.4)	47.5	104.3	43.0
Interest expense, net	46.7	57.1	60.7	81.0	92.3
Gain on sale of Italian subsidiary	(3.3)	—	—	—	—
Gain on sale of synthetic paper business	—	—	(3.8)	—	—
Foreign currency and other	(1.4)	(0.7)	1.3	1.6	3.2
Costs related to purchase of 8.75% senior subordinated notes	2.3	—	—	—	—
Costs related to purchase of 10.5% senior discount notes	—	—	—	30.1	—
Write-off of loan acquisition costs associated with refinancing of senior secured credit facilities	—	—	—	7.2	—

Income (loss) from continuing operations before income taxes	88.6	(113.8)	(10.7)	(15.6)	(52.5)
Income taxes	25.0	3.5	6.8	(16.0)	(22.9)

Income (loss) from continuing operations	63.6	(117.3)	(17.5)	0.4	(29.6)
Income (loss) from discontinued operations, net of income taxes	—	—	2.3	0.1	(0.2)

Income (loss) before the cumulative effect of a change in accounting principle	63.6	(117.3)	(15.2)	0.5	(29.8)
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	—	0.2

Net income (loss)	$63.6	$(117.3)	$(15.2)	$0.5	$(29.6)

Net income (loss) per share—basic:(1)
Continuing operations	$1.43	$(2.64)	$(0.41)	$0.02	$(1.17)
Discontinued operations	—	—	0.06	—	(0.01)
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	—	0.01

Net income (loss) per share	$1.43	$(2.64)	$(0.36)	$0.02	$(1.17)

Net income (loss) per share—diluted:(1)
Continuing operations	$1.39	$(2.64)	$(0.41)	$0.02	$(1.17)
Discontinued operations	—	—	0.06	—	(0.01)
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	—	0.01

Net income (loss) per share	$1.39	$(2.64)	$(0.36)	$0.02	$(1.17)

Weighted average shares outstanding:
Basic(1)	44,562,421	44,385,552	42,777,531	32,942,214	25,313,130
Diluted(1)	45,748,058	44,385,552	42,777,531	33,237,230	25,313,130

(1)
The weighted average shares outstanding for fiscal year 2006 has been adjusted to give effect for the stock split of 147.422-for-one on June 25, 2007.

Balance sheet data (at end of period) (in millions):	Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2007	Fiscal 2006
Total assets	$1,348.5	$1,352.6	$1,498.9	$1,429.0	$1,389.9
Total debt, including current portion	715.3	803.4	803.3	822.8	1,048.9
Shareholders' equity	378.1	284.3	395.8	338.3	69.7

Other financial data (in millions):	Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2007	Fiscal 2006
Depreciation and amortization	$47.9	$51.4	$55.1	$48.9	$60.2
Capital expenditures	68.8	16.3	48.0	29.8	24.0
Net cash provided by (used in):
Operating activities	127.2	53.2	93.2	69.3	50.0
Investing activities	(90.3)	(16.3)	(129.8)	(35.3)	(23.9)
Financing activities	(61.3)	(10.4)	67.2	(40.4)	(3.0)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included in "Item 8. Financial Statements and Supplementary Data." Some of the information contained in this discussion and analysis or included elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Please see "Forward-looking Statements" for more information. You should review "Risk Factors" for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.

Overview

        We are a leading global high technology filtration company that develops, manufactures and markets specialized microporous membranes used in separation and filtration processes. In fiscal 2010, we generated total net sales of $616.6 million. We operate in two business segments: (i) the energy storage segment, which accounted for approximately 72% of our fiscal 2010 net sales; and (ii) the separations media segment, which accounted for approximately 28% of our fiscal 2010 net sales. We manufacture our products at facilities in North America, Europe and Asia. Net sales from foreign locations were $415.3 million for fiscal 2010.

        We are experiencing strong demand in both of our business segments and have significant capacity expansions underway that are scheduled to come online in early 2011 through mid-2012. We operated at high rates of capacity utilization in 2010 and expect that to continue into early 2011, when some of the new capacity begins to ramp up. We believe long-term demand drivers in our businesses remain positive, and we will continue to assess capacity needs and make investments to capitalize on these future growth opportunities.

  Energy Storage Segment

        In the energy storage segment, our membrane separators are a critical performance component in lithium batteries, which are primarily used in consumer electronics and electric drive vehicle ("EDV") applications, and lead-acid batteries, which are used globally in transportation and numerous industrial applications. We believe that the long-term growth drivers for the energy storage business—growth in Asia, strong demand for consumer electronics and growing demand for EDV's—are positive.

        Lithium batteries are the power source in a wide variety of applications, including consumer electronics applications such as notebook computers, tablets, mobile phones and cordless power tools, and emerging applications such as EDV's and electricity grid storage or energy storage systems

("ESS"). Growth in lithium batteries is being driven by strong demand in consumer electronic applications and accelerating demand in EDV's. In order to meet the growing demand, we have four lithium capacity expansion projects underway, three of which are targeted at the EDV market and one for consumer electronics in Asia. In late 2009, we initiated a $102.0 million EDV-targeted expansion that is being partially funded by a $49.3 million grant from the U.S. Department of Energy ("DOE"). The first phase of this expansion will increase capacity at our existing Charlotte, NC facility, with production ramping up in early 2011. The second phase is the construction of a new lithium battery separator facility in Concord, NC which is expected to start production in mid-2012. In November 2010, we announced another EDV-targeted expansion at our Charlotte, NC facility. This $32.0 million expansion is expected to begin production toward the end of 2011. For consumer electronics, we initiated a $30.0 million capacity expansion at our Korean facility that is expected to start up in the second half of 2011.

        In the lead-acid battery market, the high proportion of aftermarket replacement sales and the steady growth of the worldwide fleet of motor vehicles provide us with a growing recurring revenue base in lead-acid battery separators. Worldwide demand for lead-acid battery separators is expected to continue to grow at slightly more than annual economic growth. The Asia-Pacific region is the fastest growing market for lead-acid battery separators. Growth in this region is driven by the increasing penetration of automobile ownership, growth in industrial and manufacturing sectors, export incentives and ongoing conversion to the polyethylene-based membrane separators we produce. We have positioned ourselves to benefit from growth in Asia by expanding capacity at our Prachinburi, Thailand facility; acquiring battery separator manufacturing assets and subsequently expanding our operations in Bangalore, India; acquiring a production facility in Tianjin, China; and establishing an Asian Technical Center in Thailand. In 2010, we reached an agreement to enter into a joint venture with a customer, Camel Group Co., Ltd. ("Camel"), a leading battery manufacturer in China, to produce lead-acid battery separators primarily for Camel's use. The joint venture, Daramic Xiangfan Battery Separator Co., Ltd. ("Daramic Xiangfan"), will be located at Camel's facility in Xiangfan, China and is expected to start production in early 2012. In February 2011, we approved an additional expansion at our Prachinburi, Thailand facility to be completed by mid-2012.

  Separations Media Segment

        In the separations media segment, our filtration membranes and modules are used in healthcare and high-performance filtration and specialty applications. We believe that the separations media segment will continue to benefit from continued growth in demand for higher levels of purity in a growing number of applications.

        Healthcare applications include hemodialysis, blood oxygenation and plasmapheresis. Growth in demand for hemodialysis membranes is driven by the increasing worldwide population of end-stage renal disease patients. We believe that conversion to single-use dialyzers and increasing treatment frequency will result in additional dialyzer market growth. In the third quarter of 2010, we began a $25.0 million expansion of hemodialysis membrane (PUREMA®) production capacity at our Wuppertal, Germany facility and expect to start production in the second half of 2011.

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

  Allowance for doubtful accounts

        Accounts receivable are primarily composed of amounts owed to us through our operating activities and are presented net of an allowance for doubtful accounts. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. We charge accounts receivables off against our allowance for doubtful accounts when we deem them to be uncollectible on a specific identification basis. During 2010, $4.4 million of specifically reserved accounts receivable were deemed not collectible and written off against the related allowance for doubtful accounts. The determination of the amount of the allowance for doubtful accounts is subject to judgment and estimated by management. If circumstances or economic conditions deteriorate, we may need to increase the allowance for doubtful accounts.

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

        In 2010, our annual impairment test indicated that the fair value of the reporting units exceeded their respective carrying amounts. A 10% decrease in the estimated free cash flow assumptions used in our step one test would have resulted in a reduction in fair values of approximately $155.6 million for our energy storage segment and $55.2 million for our separations media segment. A 1% increase in the discount rate would have resulted in a reduction in fair values of $165.5 million for our energy storage segment and $59.2 million for our separations media segment. None of these changes would have resulted in an impairment charge to goodwill or intangible assets.

        In 2009, we recognized a goodwill impairment charge of $131.5 million for the lead-acid reporting unit of our energy storage segment.

  Pension and other postretirement benefits

        Certain assumptions are used in the calculation of the actuarial valuation of our defined benefit pension plans and other postretirement benefits. Two critical assumptions, discount rate and expected return on assets, are important elements of plan expense and/or liability measurement and differences between actual results and these two actuarial assumptions can materially affect our projected benefit obligation or the valuation of our plan assets. Other assumptions involve demographic factors such as retirement, expected increases in compensation, mortality and turnover. The discount rate enables us to state expected future cash flows at a present value on the measurement date. The discount rate assumptions are based on the market rate for high quality fixed income investments, and are thus subject to change each year. At January 1, 2011, a 1% decrease in the discount rate would increase our projected benefit obligations and the unfunded status of our pension plans by $13.2 million. The expected rates of return on our pension plans' assets are based on the asset allocation of each plan and the long-term projected return of those assets. For 2010, if the expected rate of return on pension plan assets were reduced by 1%, the result would have increased our net periodic benefit expense for fiscal 2010 by $0.2 million. At January 1, 2011, if the actual plan assets were reduced by 1%, the unfunded status of our pension plans would increase by $0.2 million.

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

        In connection with the acquisition of Membrana in 2002, we recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for us to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. At January 1, 2011, the environmental reserve for the Membrana facility was $15.2 million. We anticipate that expenditures will be made over the next three to five years.

        We have indemnification agreements for certain environmental matters from Acordis and Akzo, the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis's successors. Akzo's indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. We will receive indemnification payments under the indemnification agreements as expenditures are made against approved claims. At January 1, 2011 amounts receivable under the indemnification agreements were $12.5 million.

Results of operations

        The following table sets forth, for the fiscal years indicated, certain of our historical operating data in amount and as a percentage of net sales:

	Fiscal Year
(in millions)	2010	2009	2008
Net sales	$616.6	$516.9	$610.5

Gross profit	246.9	195.8	215.7
Selling, general and administrative expenses	114.8	100.4	108.3
Business restructuring	(0.8)	21.3	59.9
Goodwill impairment	—	131.5	—

Operating income (loss)	132.9	(57.4)	47.5
Interest expense, net	46.7	57.1	60.7
Other	(2.4)	(0.7)	(2.5)

Income (loss) from continuing operations before income taxes	88.6	(113.8)	(10.7)
Income taxes	25.0	3.5	6.8

Income (loss) from continuing operations	$63.6	$(117.3)	$(17.5)

	Fiscal Year
(percent of sales)	2010	2009	2008
Net sales	100.0%	100.0%	100.0%

Gross profit	40.0	37.9	35.3
Selling, general and administrative expenses	18.5	19.4	17.7
Business restructuring	(0.1)	4.1	9.8
Goodwill impairment	—	25.5	—

Operating income (loss)	21.6	(11.1)	7.8
Interest expense, net	7.6	11.0	9.9
Other	(0.4)	(0.1)	(0.3)

Income (loss) from continuing operations before income taxes	14.4	(22.0)	(1.8)
Income taxes	4.1	0.7	1.1

Income (loss) from continuing operations	10.3%	(22.7)%	(2.9)%

  Fiscal 2010 compared with fiscal 2009

        Net sales.    Net sales for fiscal 2010 were $616.6 million, an increase of $99.7 million, or 19.3%, from fiscal 2009. Energy storage sales for fiscal 2010 were $445.7 million, an increase of $78.1 million, or 21.2%. Lithium battery separator sales, while capacity constrained, increased by 52.1% due to strong demand in consumer electronics and growing demand in EDV's. Lead-acid battery separator sales increased by 11.8%, including the impact of 2009 advance purchases of approximately $13.0 million by a North American customer. The increase was due to continued growth in Asia and global economic improvement. Sales in Asia, which is the fastest growing market for lead-acid separators, increased 38.8% in fiscal 2010. The impact of foreign currency translation was not significant for fiscal 2010. In the energy storage segment, we operated at high capacity utilization rates in 2010 and expect that to continue in the near term. New capacity begins to ramp up for lithium battery separators in early 2011 and for lead-acid battery separators in early 2012.

        Separations media sales for fiscal 2010 were $170.9 million, an increase of $21.6 million, or 14.5%, from fiscal 2009, including the negative effect of foreign currency translation of $6.4 million. Healthcare sales increased by 5.2% as demand in hemodialysis and blood oxygenation applications was somewhat offset by the effect of foreign currency translation. Our hemodialysis production operated at high capacity utilization rates in 2010, and we expect that to continue in the near term. New capacity is expected to come online in the second half of 2011. Filtration and specialty product sales increased by 34.5% due to economic improvement and strong demand in all key applications, somewhat offset by the effect of foreign currency translation.

        Gross Profit.    Gross profit as a percent of net sales was 40.0% for fiscal 2010 as compared to 37.9% for fiscal 2009. Energy storage gross profit as a percent of net sales was 38.3% as compared to 36.9% for fiscal 2009. The increase in gross profit margin was due to higher production volumes and production efficiencies, somewhat offset by increased costs associated with growth investments. Separations media gross profit as a percent of net sales increased to 44.6% for fiscal 2010 from 40.3% for fiscal 2009. The increase in gross profit margin was primarily due to product mix and production efficiencies. In the third and fourth quarters of 2009, filtration production was reduced because of lower sales related to the macro-economic environment at that time.

        Selling, general and administrative expenses.    Selling, general and administrative expenses increased by $14.4 million for fiscal 2010, primarily due to growth investments and the accrual of variable incentives under performance-based compensation plans.

        Interest expense.    Interest expense for fiscal 2010 decreased by $10.4 million from fiscal 2009. The decrease in interest expense was primarily due to $6.7 million of additional interest expense recognized in the prior year under interest rate swap agreements that expired in fiscal 2009, the capitalization of interest expense in 2010 related to capacity expansions and the effect of foreign currency fluctuations on our euro-denominated debt. In late 2010, we paid down $75.0 million of our 8.75% senior subordinated notes and refinanced the remaining 8.75% senior subordinated notes by issuing $365.0 million of new 7.5% senior notes. The repayment and refinancing of our senior subordinated notes will provide annual interest savings of approximately $10.0 million.

        Income taxes.    Income taxes as a percentage of pre-tax income from continuing operations for fiscal 2010 were 28.2% as compared to (3.1)% for fiscal 2009. The income tax expense recorded in the financial statements fluctuates between years due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, changes in estimates of permanent differences and valuation allowances and the relative size of our consolidated income (loss) before income taxes. In fiscal 2009, the effective tax rate was also impacted by the goodwill impairment charge, which decreased pre-tax income with no material corresponding income tax benefit.

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

        The effect of each of these items on our effective tax rate is quantified in the table below:

	Fiscal 2010	Fiscal 2009
U.S. federal statutory rate	35.0%	35.0%
State income taxes	0.7	(0.8)
Mix of income in taxing jurisdictions	(7.7)	(13.4)
Other permanent differences and valuation allowances	0.2	2.5
Impact of goodwill impairment	—	(30.0)
Other	—	3.6

Total effective tax rate	28.2%	(3.1)%

  Fiscal 2009 compared with fiscal 2008

        Net sales.    Net sales for fiscal 2009 were $516.9 million, a decrease of $93.6 million, or 15.3%, from fiscal 2008. Energy storage sales for fiscal 2009 were $367.6 million, a decrease of $82.6 million, or 18.3%. Lithium battery separator sales decreased by 15.6% due to the impact of the weak economic environment on consumer electronics purchases. Lead-acid battery separator sales decreased by 19.2%, including the negative effect of foreign currency translation of $5.5 million. The primary reason for the decline in lead-acid battery separator sales in fiscal 2009 was the loss of a customer at the end of fiscal 2008. Sales to this customer in fiscal 2008 were $52.4 million. In addition, demand for our lead-acid battery separators was negatively impacted by the economic environment, particularly in North America and Europe. Sales to our largest customer decreased approximately $18.0 million in 2009. In the third and fourth quarters of 2009, we estimate that we shipped approximately $13.0 million of advance orders to this customer for 2010 usage and demand. Demand in Asia, which is the fastest growing market for lead-acid separators, continues to be strong as sales in this region increased 24.1% in fiscal 2009.

        Separations media sales for fiscal 2009 were $149.3 million, a decrease of $11.0 million, or 6.9%, from fiscal 2008, including the negative effect of foreign currency translation of $6.5 million. Healthcare sales remained relatively consistent with fiscal 2008 as the impact of higher sales volumes of synthetic hemodialysis membranes was offset by the negative effect of foreign currency translation. Filtration and specialty product sales decreased by 17.6% due to macro-economic conditions and the negative effect of foreign currency translation.

        Gross Profit.    Gross profit as a percent of net sales was 37.9% for fiscal 2009 as compared to 35.3% for fiscal 2008. Energy storage gross profit as a percent of net sales was 36.9% as compared to 35.1% for fiscal 2008, which included incremental costs associated with a strike at the Owensboro, Kentucky lead-acid battery separator facility. Excluding the 2008 strike-related costs, gross profit as a percent of sales in 2009 remained relatively consistent with fiscal 2008. Separations media gross profit as a percent of net sales increased to 40.3% for fiscal 2009 from 36.5% for fiscal 2008. The increase was due primarily to production efficiencies and decreased energy costs. In the third and fourth quarter of 2009, filtration production was reduced because of lower sales related to the macro-economic environment.

        Selling, general and administrative expenses.    Selling, general and administrative expenses decreased by $7.9 million for fiscal 2009. Excluding the effect of foreign currency translation, the decrease was $5.9 million, consisting primarily of reduced discretionary spending and cost savings from the 2008 restructuring plan, partially offset by $2.6 million of increased costs associated with the FTC litigation.

        Interest expense.    Interest expense for fiscal 2009 decreased by $3.6 million from fiscal 2008. The decrease in interest expense was primarily due to lower interest rates under our senior credit agreement and the positive effect of foreign currency translation on our euro-denominated debt.

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

        The effect of each of these items on our effective tax rate on continuing operations is quantified in the table below:

	Fiscal 2009	Fiscal 2008
U.S. federal statutory rate	35.0%	35.0%
State income taxes	(0.8)	0.7
Mix of income in taxing jurisdictions	(13.4)	(7.1)
Other permanent differences and valuation allowances	2.5	0.1
Impact of goodwill impairment	(30.0)	—
Impact of 2008 restructuring	—	(91.0)
Other	3.6	(1.3)

Total effective tax rate on continuing operations	(3.1)%	(63.6)%

  Business restructuring

        Restructuring reserve activity in 2010, including the impact of the stock sale of Daramic S.r.l. on the 2008 plan, consisted of:

(in millions)	Balance at January 2, 2010	Restructuring Charges	Other	Cash Payments	Foreign Currency Translation	Balance at January 1, 2011
2009 Restructuring Plan:
Severance and benefits	$0.1	$(0.1)	$—	$—	$—	$—
Other	—	0.4	—	(0.4)	—	—

	0.1	0.3	—	(0.4)	—	—
2008 Restructuring Plan:
Severance and benefits	7.3	—	(6.6)	(0.4)	(0.3)	—
Other	0.6	0.2	(0.6)	(0.2)	—	—

	7.9	0.2	(7.2)	(0.6)	(0.3)	—
2006 Restructuring Plan:
Severance and benefits	2.7	(1.3)	—	(0.3)	(0.3)	0.8

Total	$10.7	$(0.8)	$(7.2)	$(1.3)	$(0.6)	$0.8

        Restructuring reserve activity in 2009 consisted of:

(in millions)	Balance at January 3, 2009	Restructuring Charges	Non-Cash Charges	Cash Payments	Foreign Currency Translation	Balance at January 2, 2010
2009 Restructuring Plan:
Severance and benefits	$—	$0.1	$—	$—	$—	$0.1
Impairment	—	19.9	(19.9)	—	—	—
Other	—	0.1	—	(0.1)	—	—

	—	20.1	(19.9)	(0.1)	—	0.1
2008 Restructuring Plan:
Severance and benefits	9.9	(0.8)	—	(1.9)	0.1	7.3
Other	0.8	2.0	—	(2.3)	0.1	0.6

	10.7	1.2	—	(4.2)	0.2	7.9
2006 Restructuring Plan:
Severance and benefits	2.9	—	—	(0.2)	—	2.7
Other	0.5	—	—	(0.5)	—	—

	3.4	—	—	(0.7)	—	2.7

Total	$14.1	$21.3	$(19.9)	$(5.0)	$0.2	$10.7

        Cash restructuring payments for the next twelve months are not expected to be significant.

        2009 restructuring plan.    In 2009, the North American market for lead-acid battery separators had significant excess capacity and a highly consolidated customer base. As a result of these factors and our estimates at that time about future demand requirements in North America, we implemented a restructuring plan in our energy storage segment to better align lead-acid battery separator production capacity with demand in North America. The restructuring plan included idling capacity and reducing headcount at our manufacturing facility in Owensboro, Kentucky. We recognized total costs in connection with the plan of $20.4 million, consisting of $0.5 million for severance and benefits and other exit costs and a non-cash impairment of $19.9 million for buildings and equipment. During 2010, due to economic improvement and growing demand in Asia, worldwide demand for lead-acid battery separators improved from previous estimates. As a result, we are utilizing the previously idled portions of the facility and do not expect additional restructuring costs to be incurred.

        2008 restructuring plan.    A supply contract between our lead-acid battery separator business and a large customer expired on December 31, 2008 and was not renewed. In response, we implemented a restructuring plan for our energy storage segment to align lead-acid battery separator production capacity with demand, reduce costs and position ourselves to meet future growth opportunities. The plan included closing our facility in Potenza, Italy, streamlining production at our facility in Owensboro, Kentucky and reducing selling, general and administrative resources associated with the lead-acid battery separator business. The total cost of the restructuring plan, including $18.6 million for environmental costs recorded in the environmental reserve for the Potenza, Italy facility, was $61.4 million. The restructuring plan included costs associated with closing the Potenza, Italy facility and the termination of production employees at Potenza, Italy and Owensboro, Kentucky and certain selling, general and administrative employees. The restructuring charge also included a non-cash impairment charge of $28.9 million for buildings and machinery and equipment that will no longer be used in Potenza, Italy. On March 9, 2010, we sold 100% of the stock of our Italian subsidiary, Daramic S.r.l. As a result of the stock sale, the buyer acquired all assets and liabilities of Daramic S.r.l., including restructuring obligations associated with the Potenza, Italy facility of $7.2 million. Total cash costs for the plan, excluding the restructuring and environmental obligations assumed by the buyer of Daramic S.r.l., were $7.4 million.

        2006 restructuring plan.    In December 2006, our separations media segment exited the production of cellulosic membranes and realigned the cost structure at its Wuppertal, Germany facility. The total cost of the plan was $32.4 million, consisting of $9.1 million for employee layoffs, $5.8 million for other costs related to the shutdown of portions of the Wuppertal, Germany facility and a non-cash impairment charge of $17.5 million for buildings and equipment. In 2010, we reduced the cost of severance and benefits and related accrual by $1.3 million to reflect actual costs incurred.

  Foreign Operations

        At January 1, 2011, we manufacture our products at 14 strategically located facilities in North America, Europe and Asia. Net sales from the foreign locations were $415.3 million for fiscal 2010, $351.5 million for fiscal 2009 and $388.4 million for fiscal 2008. Typically, we sell our products in the currency of the country where the manufacturing facility that produces the product is located. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on our business or market opportunities within such governments' countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.

  Seasonality

        Operations at our European production facilities are traditionally subject to shutdowns for approximately one month during the third quarter of each year for employee vacations. As a result, operating income during the third quarter of fiscal 2010 was, and during the third quarter of any fiscal year in the future may be, lower than operating income in other quarters during the same fiscal year. In view of the seasonal fluctuations, we believe that comparisons of our operating results for the third quarter of any fiscal year with those of the other quarters during the same fiscal year may be of limited relevance in predicting our future financial performance.

Liquidity and capital resources

        Cash and cash equivalents decreased to $90.0 million at January 1, 2011 from $115.0 million at January 2, 2010, as we used cash on hand and cash provided by operating activities of $127.2 million to support capacity expansion projects, make certain payments associated with the sale of our Italian subsidiary and reduce and refinance our senior subordinated notes.

        Operating activities.    Net cash provided by operating activities was $127.2 million in fiscal 2010, consisting of cash flows from operations of $111.8 million and changes in operating assets and liabilities of $15.4 million. Accounts receivable and inventory increased due to higher sales and production volumes associated with strong demand. Days sales outstanding is consistent with the prior year, and we have not experienced significant changes in accounts receivable aging or customer payment terms and believe that we have adequately provided for potential bad debts. Inventory is produced based on customer orders and forecasts. Inventory is generally not subject to obsolescence and does not have a shelf life, and we do not believe there is a significant risk of inventory impairment. Accounts payable and accrued liabilities increased due to timing of payments and higher accrued variable incentive compensation under performance-based compensation plans.

        Investing activities.    Capital expenditures increased in 2010 as we started significant capacity expansion projects in our energy storage and separations media business segments. In energy storage, we have four lithium capacity expansion projects in progress, three of which are targeted at the EDV market and one for consumer electronics. The total cost of the lithium expansion projects is expected to be approximately $164.0 million, of which $49.3 million will be reimbursed under a grant from the

DOE. In our separations media segment, we announced in the second quarter of 2010 a $25.0 million expansion of hemodialysis membrane (PUREMA®) production capacity at our Wuppertal, Germany facility. Capital expenditures for these expansion projects are expected to be incurred beginning in 2010 through mid-2012. Total capital expenditures, including normal maintenance activities, were $68.8 million (net of DOE grant awards of $13.1 million) in fiscal 2010. Based on approved and announced investments, we currently expect capital expenditures to be approximately $110.0 million (net of the DOE grant awards) in fiscal 2011.

        As a result of the March 9, 2010 stock sale of our Italian subsidiary, Daramic S.r.l., the buyer acquired the Potenza, Italy manufacturing facility and assumed all liabilities of the subsidiary, including environmental obligations and severance costs associated with closing this facility in 2008. As a result of the stock sale, we were required to make net cash payments to the buyer of $21.5 million.

        Financing activities.    During fiscal 2010, we used $61.3 million of cash in financing activities. The primary financing activity consisted of a $65.5 million net use of cash from issuing new 7.5% senior notes, purchasing the 8.75% senior subordinated notes and paying related transaction expenses. We also made principal payments of $10.0 million on our term loans, including a $7.1 million mandatory prepayment associated with the fiscal 2009 excess cash flow calculation as defined in our senior secured credit agreement.

        We intend to fund our ongoing operations with cash on hand, cash generated by operations and borrowings available under the senior secured credit agreement.

        Our senior secured credit agreement provides for a U.S. dollar term loan facility ($305.3 million outstanding at January 1, 2011), a euro term loan facility ($45.0 million outstanding at January 1, 2011) and a $90.0 million revolving credit facility. At January 1, 2011, we had $80.9 million of borrowings available under the revolving credit facility, consisting of the $90.0 million facility less undrawn standby letters of credit. The term loans mature in July 2014 and the revolving credit facility matures in July 2013. Interest rates under the senior secured credit agreement are, at our option, equal to either an alternate base rate or the Eurocurrency base rate plus a specified margin. At January 1, 2011, interest rates on the U.S. dollar term loan and Eurodollar term loan were 2.27% and 2.72%, respectively.

        When loans are outstanding under the revolving credit facility, we are required to maintain a senior leverage ratio of indebtedness to Adjusted EBITDA of less than 3.00 to 1.00. At January 1, 2011, our senior leverage ratio was 1.62 to 1.00 and therefore, had no effect on borrowings available under the revolving credit facility.

        Adjusted EBITDA, as defined under the senior secured credit agreement, was as follows:

(in millions)	Fiscal 2010
Net income	$63.6
Add/Subtract:
Depreciation and amortization	47.9
Interest expense, net	46.7
Income taxes	25.0
Stock-based compensation	2.3
Foreign currency gain	(0.9)
Loss on disposal of property, plant and equipment	1.1
Business restructuring	(0.8)
Gain on sale of Italian subsidiary	(3.3)
Costs related to purchase of 8.75% senior subordinated notes	2.3
Costs related to the FTC litigation	1.1
Other non-cash or non-recurring charges	(0.1)

Adjusted EBITDA	$184.9

        The calculation of the senior leverage ratio as defined under the senior secured credit agreement as of January 1, 2011 was as follows:

(in millions)	Fiscal 2010
Indebtedness(1)	$300.3
Adjusted EBITDA	184.9
Actual leverage ratio	1.62x

(1)
Calculated as the sum of outstanding borrowings under the senior secured credit agreement, less cash on hand (not to exceed $50.0 million).

        The senior secured credit agreement contains certain restrictive covenants which, among other things, limit capital spending, the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. The agreement also contains certain customary events of default, subject to grace periods, as appropriate. We believe that annual capital expenditure limitations imposed by the senior credit agreement will not significantly inhibit us from meeting our ongoing capital expenditure needs.

        The 7.5% senior notes will mature on November 15, 2017 and are guaranteed by most of our existing and future domestic restricted subsidiaries, subject to certain exceptions. Except under certain circumstances, the 7.5% senior notes do not require principal payments prior to their maturity in 2017. Interest on the 7.5% senior notes is payable semi-annually on May 15 and November 15. The 7.5% senior notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments.

        Future principal debt service payments are expected to be paid out of cash flows from operations, borrowings on our revolving credit facility and future refinancing of our debt. Our cash interest requirements for the next twelve months are estimated to be $35.3 million.

        We believe we have sufficient liquidity to meet our cash requirements over both the short (next twelve months) and long term (in relation to our debt service requirements). In evaluating the sufficiency of our liquidity, we considered cash on hand, expected cash flow to be generated from operations and available borrowings under our senior secured credit agreement compared to our anticipated cash requirements for debt service, working capital, cash taxes and capital expenditures and funding requirements for long-term liabilities. We anticipate that our cash on hand and operating cash flow, together with borrowings under the revolving credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due for at least the next twelve months. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. See "Item 1A. Risk Factors" in this Annual Report on Form 10-K.

        From time to time, we may explore additional financing methods and other means to lower our cost of capital, which could include equity or debt financings and the application of the proceeds therefrom to the repayment of bank debt or other indebtedness. In addition, in connection with any future acquisitions, we may require additional funding which may be provided in the form of an additional equity or debt financing or a combination thereof. There can be no assurance that any additional financing will be available to us on acceptable terms or at all.

  Environmental matters

        Environmental obligations are accrued when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value. We do not currently anticipate any material loss in excess of the amounts accrued. Future remediation expenses may be affected by a number of uncertainties including, but not limited to, the difficulty in estimating the extent and method of remediation, the evolving nature of environmental regulations and the availability and application of technology. We do not expect the resolution of such uncertainties to have a material adverse effect on our consolidated financial position or liquidity. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. At January 1, 2011, environmental reserves, which are predominately euro-denominated, were $15.6 million.

        On March 9, 2010, we sold 100% of the stock of our Italian subsidiary, Daramic S.r.l. As a result of the stock sale, the buyer acquired all assets and liabilities of Daramic S.r.l., including the Potenza, Italy facility and environmental obligations of $22.3 million associated with the Potenza site. The buyer has fully indemnified us with regard to environmental, health and safety matters related to this site.

        In connection with the acquisition of Membrana in 2002, we recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for us to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. At January 1, 2011, the environmental reserve for the Membrana facility was $15.2 million. We anticipate that expenditures will be made over the next three to five years.

        We have indemnification agreements for certain environmental matters from Acordis and Akzo, the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis's successors. Akzo's indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. We will receive indemnification payments under the indemnification agreements as expenditures are made against approved claims. At January 1, 2011 amounts receivable under the indemnification agreements were $12.5 million.

Contractual Obligations

        The following table sets forth our contractual obligations at January 1, 2011. Some of the amounts included in this table are based on management's estimates and assumptions about these obligations, including their duration, anticipated actions by third parties and other actions. Because these estimates and assumptions are necessarily subjective, the timing and amount of payments under these obligations may vary from those reflected in this table. For more information on these obligations, see the notes to consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data."

	Payment due by Period
(in millions)	Total	2011	2012 - 2013	2014 - 2015	Thereafter
Long-term debt(1)	$350.3	$3.7	$7.4	$339.2	$—
7.5% senior notes	365.0	—	—	—	365.0
Cash interest payments(2)	220.4	35.3	71.6	58.7	54.8
Operating lease obligations(3)	7.6	2.1	2.3	0.9	2.3

	$943.3	$41.1	$81.3	$398.8	$422.1

(1)
The term loan facilities include euro-denominated debt held by one of our foreign subsidiaries. The table assumes that the dollar/euro exchange rate is the rate at January 1, 2011 for all periods presented and that the debt is held to its stated maturity.

(2)
Includes cash interest requirements on long-term debt and the 7.5% senior notes. Interest rates under the term loan facilities are variable and the table assumes that these rates are the same rates that were in effect at January 1, 2011. For the euro-denominated debt, the table assumes that the dollar/euro exchange rate is the rate at January 1, 2011 for all periods presented.

(3)
We lease certain equipment and facilities under operating leases. Some lease agreements provide us with the option to renew the lease agreement. Our future operating lease obligations would change if we exercised these renewal options. For euro-denominated leases, the table assumes that the dollar/euro exchange rate is the period average rate for 2010 and for all periods presented.

(4)
As discussed in the notes to consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data," we have long-term liabilities for pension and postretirement benefits of $73.8 million as of January 1, 2011. Our contributions for these benefit plans are not included in the table above since the timing and amount of payments are dependent upon many factors, including when an employee retires or leaves the Company, certain benefit elections by employees, return on plan assets, minimum funding requirements and foreign currency exchange rates. We estimate that contributions to the pension and postretirement plans in fiscal 2011 will be $1.9 million.

(5)
As discussed in the notes to consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data," we have net environmental obligations of $3.1 million, consisting of environmental obligations of $15.6 million less related indemnification receivables of $12.5 million. Payments related to these obligations are made and then submitted against approved indemnification claims. These amounts are not included in the table above since the timing of payments and receipts is not certain. In 2010, we received net cash receipts of $0.5 million and in 2011, we estimate net cash payments will be $7.7 million. We expect that net payments of $3.1 million will occur over the next three to five years.

(6)
As discussed in the notes to consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data," we have recorded a liability at January 1, 2011 of $8.4 million for uncertain tax positions. Payments related to this liability are not included in the table above since the timing and actual amounts of the payments, if any, are not known.

Off Balance Sheet Arrangements

        We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to various market risks, which are potential losses arising from adverse changes in market rates and prices, such as interest rates and foreign exchange fluctuations. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

  Interest rate risk

        At January 1, 2011, we had fixed rate debt of $365.0 million and variable rate debt of $350.3 million. To reduce the interest rate risk inherent in our variable rate debt, we may utilize interest rate swap agreements to convert all or a portion of the variable rate debt to a fixed rate obligation. As of January 1, 2011, there were no outstanding interest rate swap agreements. The pre-tax earnings and cash flow impact resulting from a 100 basis point increase in interest rates on our variable rate debt, holding other variables constant, would be $3.5 million per year.

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

        The dollar/euro exchange rates used in our financial statements for the fiscal years ended as set forth below were as follows:

	2010	2009	2008
Period end rate	1.3342	1.4317	1.3925
Period average rate	1.3294	1.3939	1.4715

        Our strategy for management of currency risk relies primarily on conducting our operations in a country's respective currency and may, from time to time, involve foreign currency derivatives. As of January 1, 2011, we did not have any foreign currency derivatives outstanding.

Item 8.    Financial Statements and Supplementary Data

        The Company's report of independent registered public accounting firm and consolidated financial statements and related notes appear on the following pages of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of Polypore International, Inc.

        We have audited the accompanying consolidated balance sheets of Polypore International, Inc. as of January 1, 2011 and January 2, 2010 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended January 1, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polypore International, Inc. at January 1, 2011 and January 2, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 1, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Polypore International, Inc.'s internal control over financial reporting as of January 1, 2011 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Charlotte, North Carolina
February 25, 2011

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of Polypore International, Inc.

        We have audited Polypore International, Inc.'s internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Polypore International, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Polypore International, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Polypore International, Inc. as of January 1, 2011 and January 2, 2010, and the related consolidated statement of operations, shareholders' equity, and cash flows for each of the three years in the period ended January 1, 2011, and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Charlotte, North Carolina
February 25, 2011

Polypore International, Inc.

Consolidated balance sheets

(in thousands, except share data)	January 1, 2011	January 2, 2010
Assets
Current assets:
Cash and cash equivalents	$89,955	$114,975
Accounts receivable, net	116,716	107,122
Inventories	76,954	72,498
Deferred income taxes	2,241	1,791
Prepaid and other	14,958	15,373

Total current assets	300,824	311,759
Property, plant and equipment, net	415,297	388,036
Goodwill	469,319	469,319
Intangibles and loan acquisition costs, net	152,556	165,971
Environmental indemnification receivable	7,249	14,667
Other	3,251	2,841

Total assets	$1,348,496	$1,352,593

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$29,585	$17,570
Accrued liabilities	67,099	59,835
Income taxes payable	5,262	608
Current portion of debt	3,696	10,860

Total current liabilities	105,642	88,873
Debt, less current portion	711,636	792,573
Pension and postretirement benefits, less current portion	71,986	66,269
Environmental reserve, less current portion	2,517	30,412
Deferred income taxes	66,158	74,160
Other	12,507	15,961
Commitments and contingencies
Shareholders' equity:
Preferred stock—15,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value—200,000,000 shares authorized, 45,582,557 and 44,417,326 issued and outstanding at January 1, 2011 and January 2, 2010	456	444
Paid-in capital	497,160	481,248
Accumulated deficit	(120,423)	(183,998)
Accumulated other comprehensive income (loss)	269	(13,349)

Total Polypore shareholders' equity	377,462	284,345
Noncontrolling interest	588	—

Total shareholders' equity	378,050	284,345

Total liabilities and shareholders' equity	$1,348,496	$1,352,593

See notes to consolidated financial statements

Polypore International, Inc.

Consolidated statements of operations

(in thousands, except per share data)	Year ended January 1, 2011	Year ended January 2, 2010	Year ended January 3, 2009
Net sales	$616,625	$516,855	$610,530
Cost of goods sold	369,767	321,056	397,210
Business interruption insurance recovery	—	—	(2,400)

Gross profit	246,858	195,799	215,720
Selling, general and administrative expenses	114,714	100,411	108,304
Business restructuring	(776)	21,324	59,887
Goodwill impairment	—	131,450	—

Operating income (loss)	132,920	(57,386)	47,529
Other (income) expense:
Interest expense, net	46,747	57,097	60,740
Gain on sale of Italian subsidiary	(3,327)	—	—
Gain on sale of synthetic paper business	—	—	(3,774)
Foreign currency and other	(1,347)	(704)	1,290
Costs related to purchase of 8.75% senior subordinated notes	2,263	—	—

	44,336	56,393	58,256

Income (loss) from continuing operations before income taxes	88,584	(113,779)	(10,727)
Income taxes	25,009	3,548	6,820

Income (loss) from continuing operations	63,575	(117,327)	(17,547)
Income from discontinued operations, net of income taxes	—	—	2,360

Net income (loss)	$63,575	$(117,327)	$(15,187)

Net income (loss) per share—basic:
Continuing operations	$1.43	$(2.64)	$(0.41)
Discontinued operations	—	—	0.06

Net income (loss) per share	$1.43	$(2.64)	$(0.36)

Net income (loss) per share—diluted:
Continuing operations	$1.39	$(2.64)	$(0.41)
Discontinued operations	—	—	0.06

Net income (loss) per share	$1.39	$(2.64)	$(0.36)

Weighted average shares outstanding—basic	44,562,421	44,385,552	42,777,531
Weighted average shares outstanding—diluted	45,748,058	44,385,552	42,777,531

See notes to consolidated financial statements

Polypore International, Inc.

Consolidated statements of shareholders' equity

(in thousands, except share data)	Shares of Common Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total	Comprehensive Income (Loss)
Balance at December 29, 2007	40,326,537	$403	$390,337	$(51,484)	$(3,925)	$2,950	$338,281
Net loss for the year ended January 3, 2009	—	—	—	(15,187)	—	—	(15,187)	$(15,187)
Follow-on offering, net of offering costs	3,750,000	38	84,809	—	—	—	84,847	—
Stock-based compensation	—	—	1,264	—	—	—	1,264	—
Stock option exercises	299,379	3	1,537	—	—	—	1,540	—
Excess tax benefit from stock-based compensation	—	—	1,495	—	—	—	1,495	—
Restricted stock grants	1,644	—	—	—	—	—	—	—
Unrealized loss on interest rate swap agreements, net of income tax benefit of $2,035	—	—	—	—	(3,442)	—	(3,442)	(3,442)
Change in net actuarial loss and prior service credit, net of income tax benefit of $330	—	—	—	—	(663)	—	(663)	(663)
Foreign currency translation adjustment, net of income tax benefit of $3,265	—	—	—	—	(12,322)	—	(12,322)	(12,322)

Balance at January 3, 2009	44,377,560	444	479,442	(66,671)	(20,352)	2,950	395,813
Comprehensive loss for the year ended January 3, 2009								$(31,614)

Net loss for the year ended January 2, 2010	—	—	—	(117,327)	—	—	(117,327)	$(117,327)
Stock-based compensation	—	—	2,265	—	—	—	2,265	—
Stock option exercises	36,602	—	191	—	—	—	191	—
Restricted stock grants	3,164	—	—	—	—	—	—	—
Noncontrolling interest	—	—	(650)	—	—	(2,950)	(3,600)	—
Reversal of unrealized loss on interest rate swap agreements, net of income tax expense of $2,035	—	—	—	—	3,442	—	3,442	3,442
Change in net actuarial loss and prior service credit, net of income tax expense of $1,398	—	—	—	—	3,197	—	3,197	3,197
Foreign currency translation adjustment, net of income tax expense of $978	—	—	—	—	364	—	364	364

Balance at January 2, 2010	44,417,326	444	481,248	(183,998)	(13,349)	—	284,345
Comprehensive loss for the year ended January 2, 2010								$(110,324)

Net income for the year ended January 1, 2011	—	—	—	63,575	—	—	63,575	$63,575
Stock-based compensation	—	—	2,295	—	—	—	2,295	—
Stock option exercises	1,161,815	12	6,848				6,860
Excess tax benefit from stock-based compensation	—	—	6,769	—	—	—	6,769	—
Restricted stock grants	3,416	—	—	—	—	—	—	—
Noncontrolling interest	—	—	—	—	—	581	581	—
Change in net actuarial loss and prior service credit, net of income tax benefit of $2,311	—	—	—	—	(5,165)	—	(5,165)	(5,165)
Foreign currency translation adjustment, net of income tax benefit of $2,008	—	—	—	—	18,783	7	18,790	18,783

Balance at January 1, 2011	45,582,557	$456	$497,160	$(120,423)	$269	$588	$378,050

Comprehensive income for the year ended January 1, 2011								$77,193

See notes to consolidated financial statements

Polypore International, Inc.

Consolidated statements of cash flows

(in thousands)	Year ended January 1, 2011	Year ended January 2, 2010	Year ended January 3, 2009
Operating activities:
Net income (loss)	$63,575	$(117,327)	$(15,187)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	31,492	34,616	36,459
Amortization expense	16,415	16,779	18,585
Amortization of loan acquisition costs	2,621	2,588	2,587
Stock-based compensation	2,295	2,265	1,264
Loss on disposal of property, plant and equipment	1,120	341	1,725
Foreign currency gain	(1,416)	(747)	(1,859)
Excess tax benefit from stock-based compensation	(6,769)	—	(1,495)
Deferred income taxes	4,292	(10,406)	(3,646)
Business restructuring	(776)	21,324	59,887
Gain on sale of Italian subsidiary	(3,327)	—	—
Gain on sale of synthetic paper business	—	—	(3,774)
Costs related to purchase of 8.75% senior subordinated notes	2,263	—	—
Goodwill impairment	—	131,450	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(11,984)	(6,174)	20,065
Inventories	(6,198)	(1,148)	(5,361)
Prepaid and other current assets	3,805	538	(556)
Accounts payable and accrued liabilities	22,626	(20,156)	(18,562)
Income taxes payable	2,597	6,919	(885)
Other, net	4,576	(7,731)	3,944

Net cash provided by operating activities	127,207	53,131	93,191
Investing activities:
Purchases of property, plant and equipment, net	(68,787)	(16,265)	(48,013)
Payments associated with the stock sale of Italian subsidiary, net	(21,519)	—	—
Acquisitions, net of cash acquired	—	—	(85,795)
Proceeds from sale of synthetic paper business	—	—	4,000

Net cash used in investing activities	(90,306)	(16,265)	(129,808)
Financing activities:
Proceeds from issuance of 7.5% senior notes	365,000	—	—
Payments for loan acquisition costs	(7,954)	—	—
Purchase of 8.75% senior subordinated notes	(422,549)	—	—
Principal payments on debt	(10,017)	(7,041)	(20,670)
Proceeds from revolving credit facility	—	—	46,000
Payments on revolving credit facility	—	—	(46,000)
Proceeds from stock option exercises	6,860	191	1,540
Excess tax benefit from stock-based compensation	6,769	—	1,495
Noncontrolling interest	581	(3,600)	—
Proceeds from issuance of common stock, net of underwriting fees and other offering related costs	—	—	84,847

Net cash provided by (used in) financing activities	(61,310)	(10,450)	67,212
Effect of exchange rate changes on cash and cash equivalents	(611)	5,538	(2,508)

Net increase (decrease) in cash and cash equivalents	(25,020)	31,954	28,087
Cash and cash equivalents at beginning of year	114,975	83,021	54,934

Cash and cash equivalents at end of year	$89,955	$114,975	$83,021

Supplemental cash flow information
Cash paid for interest, net of capitalized interest	$46,468	$55,573	$62,380
Cash paid for income taxes, net of refunds	16,323	7,035	12,585
Acquisitions
Fair value of assets acquired	$—	$—	$125,368
Liabilities assumed and incurred	—	—	39,573
Cash paid	—	—	85,795

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

Accounting Period

        The Company's fiscal year is the 52 or 53-week period ending the Saturday nearest to December 31. The fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009 included 52, 52 and 53 weeks, respectively.

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

Accounts Receivable and Concentrations of Credit Risk

        Accounts receivable potentially expose the Company to concentrations of credit risk. The Company provides credit in the normal course of business and performs ongoing credit evaluations on certain of its customers' financial condition, but generally does not require collateral to support such receivables. Accounts receivable, net of allowance for doubtful accounts, are carried at cost which approximates fair value. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The allowance for doubtful

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

2. Accounting Policies (Continued)

accounts was $2,521,000 and $7,179,000 at January 1, 2011 and January 2, 2010, respectively. The Company believes that the allowance for doubtful accounts is adequate to provide for potential losses resulting from uncollectible accounts. The Company charges accounts receivables off against the allowance for doubtful accounts when it deems them to be uncollectible on a specific identification basis. During 2010, the Company determined that $4,413,000 of specifically reserved accounts receivable were not collectible and wrote them off against the related allowance for doubtful accounts. Exide Technologies, a customer of the Company's energy storage segment, accounted for less than 10% of the Company's sales in 2010 and approximately 13% and 14% of the Company's sales in 2009 and 2008, respectively.

Inventories

        Inventories are carried at the lower of cost or market using the first-in, first-out method of accounting and consist of:

(in thousands)	January 1, 2011	January 2, 2010
Raw materials	$31,304	$30,466
Work-in-process	13,434	15,909
Finished goods	32,216	26,123

	$76,954	$72,498

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation is computed for financial reporting purposes on the straight-line method over the estimated useful lives of the related assets. The estimated useful lives for buildings and land improvements range from 20 to 40 years and the estimated useful lives for machinery and equipment range from 5 to 15 years. Costs of the construction of certain long-term assets include capitalized interest which is amortized over the estimated useful life of the related asset. The Company capitalized interest of $1,432,000 and $270,000 in 2010 and 2009, respectively.

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

Derivatives

        Derivative instruments are recorded at fair value on the balance sheet and changes in fair value are recorded to earnings or to shareholders' equity in "Accumulated other comprehensive income (loss)," depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. Ineffective portions of hedges, if any, are recognized in current earnings. The Company does not use derivatives for trading or speculative purposes. The Company enters into derivative instruments with high credit quality counterparties and has not experienced any credit losses on derivatives.

        To reduce the interest rate risk inherent in the Company's variable rate debt, the Company may utilize interest rate swap agreements to convert all or a portion of the variable rate debt to a fixed rate obligation. In January 2008, the Company entered into two interest rate swap agreements that effectively fixed the interest rate on a portion of its term debt. The interest rate swap agreements had notional amounts of $50,000,000 and $200,000,000 and expired on June 30, 2009 and December 31, 2009, respectively. The Company designated these swap agreements as cash flow hedges with changes in fair value, net of income taxes, recorded to "Accumulated other comprehensive income (loss)" in the accompanying consolidated balance sheets. The Company recognized additional interest expense of $6,683,000 and $1,015,000 in fiscal 2009 and 2008, respectively, representing the difference between the fixed interest rate on the swap agreements and the variable interest rate on the term debt.

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

Stock-Based Compensation

        The Company records stock-based compensation based on the fair value of the award at the grant date. Stock-based compensation expense is recorded over the requisite service period using the straight-line method for service based awards and in the service period corresponding to the performance target for performance based awards. Excess tax benefits from employee stock option exercises are recorded as an increase to additional paid-in capital if an incremental tax benefit is realized following the ordering provisions of the tax law. Excess tax benefits are reported as a financing cash inflow rather than as a reduction of income taxes paid in the statement of cash flows.

Research and Development

        The cost of research and development is charged to expense as incurred and is included in "Selling, general and administrative expenses" in the accompanying consolidated statements of operations. Research and development expense was $14,752,000, $16,789,000 and $18,167,000 in 2010, 2009 and 2008, respectively.

Government Grants

        Grant awards are recognized when there is reasonable assurance that the Company will receive the grant and comply with the conditions attached to the grant. For capital expenditures, the Company deducts grant awards from the cost of the related asset. For expense reimbursements, the Company deducts grant awards from the related expenses. On February 1, 2010, the Company finalized an agreement with the U.S. Department of Energy ("DOE"), formally awarding the Company a grant of $49,264,000 to help fund an estimated $102,000,000 expansion of its U.S. lithium battery separator production capacity. The Company also received state and local grants beginning in 2010 in connection with its U.S. expansions.

        The Company recognized grant awards for capital expenditures of $13,762,000 and $2,535,000 in 2010 and 2009, respectively. The Company recognized grant awards for expenses of $2,731,000 and $183,000 in 2010 and 2009, respectively. Amounts due from government agencies were $2,546,000 and $2,718,000 at January 1, 2011 and January 2, 2010, respectively, and are classified as "Prepaid and other" in the accompanying consolidated balance sheets.

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

Foreign Currency Translation

        The local currencies of the Company's foreign subsidiaries are the functional currencies. Assets and liabilities of the Company's foreign subsidiaries are translated into United States dollars at current exchange rates and resulting translation adjustments are reported in "Accumulated other comprehensive income (loss)." Income statement amounts are translated at weighted average exchange rates prevailing during the period. Transaction gains and losses are included in the determination of net income.

Fair Value of Financial Instruments

        The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates their fair value due to the short-term maturities of these assets and liabilities. The carrying amount of borrowings under the senior secured credit agreement approximates fair value because the interest rate adjusts to market interest rates. The fair value of the 7.5% senior notes, based on a quoted market price, was $375,038,000 at January 1, 2011.

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

        As of January 1, 2011, the Company did not have any financial assets and liabilities required to be measured at fair value on a recurring basis. See Note 9 for pension assets measured at fair value on a recurring basis. See Note 4 for goodwill measured at fair value in 2009 on a nonrecurring basis.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

3. Property, Plant and Equipment

        Property, plant and equipment consist of:

(in thousands)	January 1, 2011	January 2, 2010
Land	$22,995	$19,182
Buildings and land improvements	130,850	131,722
Machinery and equipment	387,397	398,984
Construction in progress	59,317	11,891

	600,559	561,779
Less accumulated depreciation	185,262	173,743

	$415,297	$388,036

4. Goodwill

        The changes in carrying amount of goodwill were as follows:

(in thousands)	Energy Storage	Separations Media	Total
Goodwill	$389,285	$212,279	$601,564
Accumulated impairment charges	—	—	—

Balance as of January 3, 2009	389,285	212,279	601,564
Purchase accounting adjustment related to Microporous acquisition	(795)	—	(795)
Goodwill impairment	(131,450)	—	(131,450)

Balance as of January 2, 2010 and January 1, 2011	$257,040	$212,279	$469,319

Goodwill	$388,490	$212,279	$600,769
Accumulated impairment charges	(131,450)	—	(131,450)

Balance as of January 1, 2011	$257,040	$212,279	$469,319

        The Company performs its annual impairment assessment as of the first day of the fourth quarter of each fiscal year. Based on the step one analysis performed in 2010, the Company determined that the fair value of its reporting units exceeded the carrying amount and there was no impairment of goodwill.

        In 2009, because of a decline in estimated future cash flows due to the economic environment and estimates of future lead-acid demand in North America at that time, the Company determined that the carrying value of the lead-acid reporting unit's goodwill exceeded its implied fair value and recorded a goodwill impairment charge of $131,450,000. Goodwill impairment was measured on a nonrecurring basis using the income approach, which utilizes inputs classified as level three in the fair value hierarchy.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

5. Intangibles, Loan Acquisition and Other Costs

        Intangibles, loan acquisition and other costs consist of:

		January 1, 2011		January 2, 2010
(in thousands)	Weighted Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible and other assets subject to amortization:
Customer relationships	18	$193,754	$75,172	$194,479	$63,903
Technology and patents	9	40,780	31,231	42,831	28,107
Loan acquisition costs	7	17,018	4,441	19,087	10,721
Trade names	15	400	76	400	49
Intangible assets not subject to amortization:
Trade names	Indefinite	11,524	—	11,954	—

		$263,476	$110,920	$268,751	$102,780

        Amortization expense, including amortization of loan acquisition costs classified as interest expense, was $19,036,000 in 2010, $19,367,000 in 2009 and $21,172,000 in 2008. The Company's estimate of amortization expense for the next five years is as follows:

(in thousands)
2011	$18,843
2012	15,811
2013	14,295
2014	14,286
2015	13,662

6. Accrued Liabilities

        Accrued liabilities consist of:

(in thousands)	January 1, 2011	January 2, 2010
Compensation expense and other fringe benefits	$27,803	$16,104
Current portion of environmental reserve	13,058	14,985
Taxes other than income	4,066	1,684
Accrued interest	2,936	5,092
Current portion of business restructuring	243	7,540
Other	18,993	14,430

	$67,099	$59,835

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

7. Debt

        Debt, in order of priority, consists of:

(in thousands)	January 1, 2011	January 2, 2010
Senior credit agreement:
Revolving credit facility	$—	$—
Term loan facilities	350,332	363,678
7.5% senior notes	365,000	—
8.75% senior subordinated notes	—	439,755

	715,332	803,433
Less current maturities	3,696	10,860

Long-term debt	$711,636	$792,573

        The senior secured credit agreement provides for a U.S. dollar term loan facility ($305,269,000 outstanding at January 1, 2011), a euro term loan facility ($45,063,000 outstanding at January 1, 2011) and a $90,000,000 revolving credit facility. At January 1, 2011, the Company had $80,949,000 of borrowings available under the revolving credit facility, consisting of the $90,000,000 facility less undrawn standby letters of credit. Interest rates under the senior secured credit facilities are, at the Company's option, equal to either an alternate base rate or the Eurocurrency base rate plus a specified margin. The Company is subject to limitations on capital spending and, when loans are outstanding under the revolving credit facility, a maximum net senior leverage ratio. The term loans mature in July 2014 and the revolving credit facility matures in July 2013.

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

        Under certain conditions, the Company is required to make a mandatory prepayment of term loans within ninety days of its fiscal year-end based on a specified percentage of excess cash flow, as defined in the credit agreement. The Company was not required to make an excess cash flow payment for the year ended January 1, 2011. In March 2010, the Company made an excess cash flow payment of $7,130,000 for the year ended January 2, 2010.

        In the fourth quarter of 2010, the Company issued $365,000,000 aggregate principal amount of 7.5% senior notes due 2017. The senior notes were issued in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Company has agreed to use reasonable best efforts to file with the Securities and Exchange Commission and cause to become effective a registration statement relating to an offer to exchange the notes for publicly tradable notes having substantially identical terms. Interest on the notes is payable semi-annually on May 15 and November 15. The notes are effectively subordinated to all of the Company's existing and future secured debt and will rank senior to any of the Company's existing and future senior subordinated debt. The Company's domestic subsidiaries, subject to certain exceptions, guarantee the notes. At any time prior to November 15, 2013, the Company may redeem the notes, in whole or in part, at a price equal to 100% of the principal amount of the notes plus a make-whole premium. On or after November 15, 2013, the Company may redeem some or all of the notes at redemption prices

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

7. Debt (Continued)

specified in the indenture governing the notes. In addition, the Company may on any one or more occasions redeem up to 35% of the notes using the proceeds of certain equity offerings completed before November 15, 2013 at the redemption price defined in the indenture. The Company incurred loan acquisition costs of $8,347,000 in connection with the issuance of the notes.

        The Company used proceeds from the issuance of the 7.5% senior notes and cash on hand to purchase and retire all of the outstanding 8.75% senior subordinated notes through tender offer or redemption. The total purchase price for the notes was $422,549,000, consisting of principal of $421,801,000 and tender premiums and expenses of $748,000. In connection with the purchase, the Company incurred a $2,263,000 charge to income, comprised of the tender premiums and expenses and write-off of unamortized loan acquisition costs of $1,515,000.

        Minimum scheduled principal repayments of the term loans are as follows:

(in thousands)
2011	$3,696
2012	3,696
2013	3,696
2014	339,244

$350,332

8. Income Taxes

        Significant components of deferred tax assets and liabilities consist of:

(in thousands)	January 1, 2011	January 2, 2010
Deferred tax assets:
Pension and postretirement benefits	$20,165	$18,074
Foreign tax credits	1,850	1,850
State tax credits	1,178	1,178
Net operating loss carryforwards	43,421	43,987
Environmental reserve	1,238	9,588
Other	7,174	7,061

Total deferred tax assets	75,026	81,738
Valuation allowance	(8,613)	(16,826)

Net deferred tax assets	66,413	64,912
Deferred tax liabilities:
Property, plant and equipment	(73,988)	(75,569)
Goodwill and intangibles	(52,971)	(56,009)
Other	(3,371)	(5,703)

Total deferred tax liabilities	(130,330)	(137,281)

Net deferred taxes	$(63,917)	$(72,369)

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

8. Income Taxes (Continued)

        The valuation allowance decreased due primarily to the sale of the Company's Italian subsidiary, Daramic S.r.l. on March 9, 2010 (Note 15). As a result of the stock sale, the buyer acquired all of the assets and liabilities of Daramic S.r.l., including deferred tax assets associated with environmental and restructuring obligations at the Potenza, Italy facility that were fully reserved by a valuation allowance at January 2, 2010. The decrease in the valuation allowance was somewhat offset by a $1,140,000 increase for net operating losses in foreign countries for which the benefit may never be realized.

        The Company had the following uncertain tax positions:

(in thousands)	January 1, 2011	January 2, 2010
Balance at beginning of year	$7,628	$8,040
Increase related to prior year positions	1,100	62
Decrease related to settlements with taxing authorities	(288)	(474)

Balance at end of year	$8,440	$7,628

        The Company recognizes accrued interest and penalties related to uncertain tax positions as a component of income tax expense in its financial statements. The accrual for potential payment of penalties and interest was $337,000 and $398,000 at January 1, 2011 and January 2, 2010, respectively.

        The Company has operations in North America, Europe and Asia and files tax returns in numerous tax jurisdictions. The Company is not subject to income tax adjustments in the U.S. for tax years before 2005 and in foreign jurisdictions for tax years prior to 2004. The Company has been notified that tax audits will be conducted on one of its German subsidiaries for the tax years 2004 through 2008. Although the outcome of tax audits is uncertain, management believes that adequate provisions for income taxes have been made for potential liabilities resulting from such matters. Because audit outcomes and the timing of audit settlements are subject to significant uncertainty, the Company cannot make a reasonable estimate of the impact on earnings in the next twelve months from these audits. Management is not aware of any issues for open tax years that upon final resolution will have a material adverse effect on the Company's consolidated financial position, cash flows or operating results. In 2009, the Company collected refunds in final settlement of U.S. and Austrian tax audits of $5,430,000 and $1,311,000, respectively.

        At January 1, 2011, the Company has net operating loss carryforwards in the United States of $98,264,000 that expire beginning in 2026. The Company also has foreign net operating losses of $28,833,000 that expire at various dates beginning in 2015. The Company utilized approximately $13,537,000 of net operating losses during 2010.

        Deferred taxes are reflected in the consolidated balance sheet as follows:

(in thousands)	January 1, 2011	January 2, 2010
Current deferred tax asset	$2,241	$1,791
Non-current deferred tax liability	(66,158)	(74,160)

Net deferred taxes	$(63,917)	$(72,369)

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

8. Income Taxes (Continued)

        Income (loss) from continuing operations before income taxes includes the following components:

	Year Ended
(in thousands)	January 1, 2011	January 2, 2010	January 3, 2009
United States	$17,900	$(168,493)	$4,610
Foreign	70,684	54,714	(15,337)

	$88,584	$(113,779)	$(10,727)

        Income tax expense from continuing operations consists of:

	Year Ended
(in thousands)	January 1, 2011	January 2, 2010	January 3, 2009
Current:
U.S. taxes on domestic income	$1,732	$501	$850
Foreign taxes	18,985	13,453	11,010

Total current	20,717	13,954	11,860
Deferred:
U.S. taxes on domestic income	8,120	(14,158)	1,813
Foreign taxes	(3,828)	3,752	(6,853)

Total deferred	4,292	(10,406)	(5,040)

	$25,009	$3,548	$6,820

        Income taxes on continuing operations at the Company's effective tax rate differed from income taxes at the statutory rate as follows:

	Year Ended
(in thousands)	January 1, 2011	January 2, 2010	January 3, 2009
Computed income taxes at the expected statutory rate	$31,004	$(39,823)	$(3,754)
State and local taxes	560	(569)	182
Foreign taxes	(10,712)	(2,931)	(2,081)
Valuation allowance	1,140	829	9,866
Goodwill impairment	—	44,808	—
Provision for uncertain tax positions	812	61	2,407
Other	2,205	1,173	200

Income tax expense	$25,009	$3,548	$6,820

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

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

8. Income Taxes (Continued)

practicable because of the complexities associated with its hypothetical calculations; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability.

        The Company has entered into an agreement with the Board of Investment in Thailand under which the Company's Thailand subsidiary is exempt from that country's corporate income tax on income derived from manufacturing activities. Subject to certain limitations, this agreement provides for 100% of the Company's income from manufacturing activities in Thailand to be tax-free through 2010 and portions of income to be tax-free for another five years. The income tax benefits recognized from this tax holiday were $2,128,000, $2,094,000 and $1,969,000 in 2010, 2009 and 2008, respectively.

9. Employee Benefit Plans

Pension and Other Postretirement Benefits

        The Company and its subsidiaries sponsor multiple defined benefit pension plans and an other postretirement benefit plan. The Company's pension plans are based in subsidiaries located outside of

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

9. Employee Benefit Plans (Continued)

the United States. The following table sets forth the funded status of the defined benefit pension plans and the postretirement plan.

	Pension Plans		Other Postretirement Benefits
(in thousands)	January 1, 2011	January 2, 2010	January 1, 2011	January 2, 2010
Change in benefit obligation
Benefit obligation at beginning of year	$(90,459)	$(88,834)	$(2,501)	$(2,181)
Service cost	(1,357)	(1,669)	(14)	(13)
Interest cost	(4,752)	(4,845)	(136)	(131)
Participant contributions	—	—	(22)	(29)
Actuarial (loss) gain	(6,426)	4,029	(85)	(263)
Benefit payments	3,140	3,309	109	116
Sale of Italian subsidiary	3,022	—	—	—
Foreign currency translation and other	5,951	(2,449)	—	—

Benefit obligation at end of year	(90,881)	(90,459)	(2,649)	(2,501)
Change in plan assets
Fair value of plan assets at beginning of year	22,591	21,170	—	—
Actual return on plan assets	51	2,047	—	—
Company contributions	1,773	2,066	87	87
Participant contributions	—	—	22	29
Benefit payments	(3,140)	(3,309)	(109)	(116)
Foreign currency translation and other	(1,546)	617	—	—

Fair value of plan assets at end of year	19,729	22,591	—	—

Funded status at end of year	$(71,152)	$(67,868)	$(2,649)	$(2,501)

Amounts recognized in the consolidated balance sheet consist of:
Accrued liabilities	$(1,661)	$(3,922)	$(154)	$(178)
Pension and postretirement benefits liabilities	(69,491)	(63,946)	(2,495)	(2,323)

Net amount recognized	$(71,152)	$(67,868)	$(2,649)	$(2,501)

Amounts recognized in accumulated other comprehensive income (loss), pre-tax, consist of:
Net actuarial loss	$8,873	$1,548	$479	$405
Prior service credit	(288)	(365)	—	—

Net amount recognized	$8,585	$1,183	$479	$405

        The accumulated benefit obligation for all defined benefit pension plans was $84,762,000 and $84,899,000 at January 1, 2011 and January 2, 2010, respectively. Each of the Company's defined benefit pension plans had accumulated benefit obligations in excess of plan assets at January 1, 2011.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

9. Employee Benefit Plans (Continued)

        The following table provides the components of net periodic benefit cost:

	Pension Plans
	Year ended
(in thousands)	January 1, 2011	January 2, 2010	January 3, 2009
Service cost	$1,357	$1,669	$2,344
Interest cost	4,752	4,845	4,433
Expected return on plan assets	(1,068)	(1,077)	(993)
Amortization of prior service cost	(52)	(55)	(82)
Recognized net actuarial (gain) loss	(41)	(50)	851
Other	82	—	—

Net periodic benefit cost	$5,030	$5,332	$6,553

	Other Postretirement Benefits
	Year ended
(in thousands)	January 1, 2011	January 2, 2010	January 3, 2009
Service cost	$14	$13	$15
Interest cost	136	131	119
Recognized net actuarial loss	11	—	—

Net periodic benefit cost	$161	$144	$134

        Weighted average assumptions used to determine the benefit obligation and net periodic benefit costs consist of:

	Pension Plans		Other Postretirement Benefits
Weighted average assumptions as of the end of year	January 1, 2011	January 2, 2010	January 1, 2011	January 2, 2010
Discount rate used to determine the benefit obligation	5.40%	6.00%	5.25%	5.75%
Discount rate used to determine the net periodic benefit costs	6.00%	5.70%	5.75%	6.25%
Expected return on plan assets	4.98%	4.99%	N/A	N/A
Rate of compensation increase	2.52%	2.52%	N/A	N/A

        The Company's pension plan assets are invested to obtain a reasonable long-term rate of return at an acceptable level of investment risk. Risk tolerance is established through consideration of plan liabilities, plan funded status and corporate financial condition. Investment risk is measured and monitored on an ongoing basis through periodic investment portfolio reviews, liability measurements and asset/liability studies. The Company's expected return on plan assets is based on historical market data for each asset class and expected market conditions. The assets in the pension plans are diversified across equity and fixed income investments, except for certain pension plans funded by insurance contracts. The investment portfolio has target allocations of approximately 23% equity and 77% fixed income. The actual portfolio allocation was 24% equity, 44% bonds and 32% insurance contracts at January 1, 2011 and was 8% equity, 64% bonds and 28% insurance contracts at January 2, 2010. The equity securities are considered level one securities in the fair value hierarchy and primarily include

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

9. Employee Benefit Plans (Continued)

investments in European companies. The bonds, which are primarily investment grade European bonds, and insurance contracts are level two securities.

        The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate for the medical plan) is 8.2% for 2011 and is assumed to trend down to 4.8% by 2026 and thereafter. A one-percentage-point change in the health care trend rates would not have a material effect on the post-retirement benefit obligation.

        In 2011, the Company expects to contribute $1,722,000 and $154,000 to its pension and postretirement benefit plans, respectively.

        The estimated future benefit payments expected to be paid for each of the next five years and the sum of payments expected for the next five years thereafter are:

(in thousands)	Pension Plans	Other Postretirement Benefits
2011	$3,298	$154
2012	3,476	146
2013	3,646	133
2014	3,751	147
2015	3,957	156
2016 - 2020	25,104	801

401(k) Plans

        The Company sponsors a 401(k) plan for U.S. salaried employees. Salaried employees are eligible to participate in the plan on January 1, April 1, July 1 or October 1 after their date of employment. Under the plan, employer contributions are defined as 5% of a participant's base salary plus a matching of employee contributions allowing for a maximum matching contribution of 3% of a participant's earnings. The cost of the plan recognized as expense was $2,557,000, $2,661,000 and $2,545,000 in 2010, 2009 and 2008, respectively.

        The Company sponsors a 401(k) plan for U.S. hourly employees subject to collective bargaining agreements. Depending on the applicable collective bargaining agreement, employer basic contributions are defined as 3.00% or 3.50% of a participant's base earnings plus a matching of employee contributions allowing for a maximum matching contribution of 3.80% or 3.40% of a participant's earnings. The Company also makes a separate contribution for employees hired prior to January 1, 2000 and who are not eligible for the postretirement benefit plan. The cost of the plan recognized as expense was $592,000, $503,000 and $546,000 in 2010, 2009 and 2008, respectively.

10. Environmental Matters

        Environmental obligations are accrued when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

10. Environmental Matters (Continued)

their present value. The Company does not currently anticipate any material loss in excess of the amounts accrued. However, the Company's future remediation expenses may be affected by a number of uncertainties including, but not limited to, the difficulty in estimating the extent and method of remediation, the evolving nature of environmental regulations and the availability and application of technology. The Company does not expect the resolution of such uncertainties to have a material adverse effect on its consolidated financial position or liquidity. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. Environmental reserves, which are predominately euro-denominated, were $15,575,000 and $45,397,000 as of January 1, 2011 and January 2, 2010, respectively.

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

        In connection with the acquisition of Membrana GmbH ("Membrana") in 2002, the Company recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for the Company to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. The environmental reserve for the Membrana facility was $15,202,000 and $19,852,000 at January 1, 2011 and January 2, 2010, respectively. The Company anticipates that expenditures will be made over the next three to five years.

        The Company has indemnification agreements for certain environmental matters from Acordis A.G. ("Acordis") and Akzo Nobel N.V. ("Akzo"), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis's successors. Akzo's indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. The Company will receive indemnification payments under the indemnification agreements as expenditures are made against approved claims. At January 1, 2011 and January 2, 2010, amounts receivable under the indemnification agreements were $12,465,000 and $17,618,000, respectively. The current portion of the indemnification receivable is included in "Prepaid and other" in the accompanying consolidated balance sheets.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

11. Business Restructuring

2009 Restructuring Plan

        In 2009, the North American market for lead-acid battery separators had significant excess capacity and a highly consolidated customer base. As a result of these factors and management estimates at that time about future demand requirements in North America, the Company implemented a restructuring plan in its energy storage segment to better align lead-acid battery separator production capacity with demand in North America. The restructuring plan included idling capacity and reducing headcount at the Company's manufacturing facility in Owensboro, Kentucky. The Company recognized total costs in connection with the plan of $20,417,000, consisting of $521,000 for severance and benefits and other exit costs and a non-cash impairment of $19,896,000 for buildings and equipment. During 2010, due to economic improvement and growing demand in Asia, worldwide demand for lead-acid battery separators improved from previous estimates. As a result, the Company is utilizing the previously idled portions of the facility and does not expect additional restructuring costs to be incurred.

2008 Restructuring Plan

        A supply contract between the Company's lead-acid battery separator business and a large customer expired on December 31, 2008 and was not renewed. In response, the Company implemented a restructuring plan for its energy storage segment to align lead-acid battery separator production capacity with demand, reduce costs and position the Company to meet future growth opportunities. The plan included closing the Company's facility in Potenza, Italy, streamlining production at the Company's facility in Owensboro, Kentucky and reducing selling, general and administrative resources associated with the lead-acid battery separator business. The total cost of the restructuring plan, including $18,560,000 for environmental costs recorded in the environmental reserve for the Potenza, Italy facility, was $61,407,000. The restructuring plan included costs associated with closing the Potenza, Italy facility and the termination of production employees at Potenza, Italy and Owensboro, Kentucky and certain selling, general and administrative employees. The restructuring charge also included a non-cash impairment charge of $28,929,000 for buildings and machinery and equipment that will no longer be used in Potenza, Italy. On March 9, 2010, the Company sold 100% of the stock of its Italian subsidiary, Daramic S.r.l. (Note 15). As a result of the stock sale, the buyer acquired all of the assets and liabilities of Daramic S.r.l., including restructuring obligations associated with the Potenza, Italy facility of $7,207,000. Total cash costs for the plan, excluding the restructuring and environmental obligations assumed by the buyer of Daramic S.r.l., were $7,408,000.

2006 Restructuring Plan

        In December 2006, the Company's separations media segment exited the production of cellulosic membranes and realigned the cost structure at its Wuppertal, Germany facility. The total cost of the plan was $32,419,000, consisting of $9,132,000 for employee layoffs, $5,795,000 for other costs related to the shutdown of portions of the Wuppertal, Germany facility and a noncash impairment charge of $17,492,000 for buildings and equipment. In 2010, the Company reduced the cost of severance and benefits and related accrual by $1,334,000 to reflect actual costs incurred.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

11. Business Restructuring (Continued)

        Restructuring reserve activity in 2010, including the impact of the stock sale of Daramic S.r.l. on the 2008 plan, consisted of:

(in thousands)	Balance at January 2, 2010	Restructuring Charges	Other	Cash Payments	Foreign Currency Translation	Balance at January 1, 2011
2009 Restructuring Plan:
Severance and benefits	$132	$(44)	$—	$(60)	$—	$28
Other	—	360	—	(360)	—	—

	132	316	—	(420)	—	28
2008 Restructuring Plan:
Severance and benefits	7,312	—	(6,616)	(337)	(359)	—
Other	617	242	(591)	(242)	(26)	—

	7,929	242	(7,207)	(579)	(385)	—
2006 Restructuring Plan:
Severance and benefits	2,674	(1,334)	—	(294)	(258)	788

Total	$10,735	$(776)	$(7,207)	$(1,293)	$(643)	$816

        Restructuring reserve activity in 2009 consisted of:

(in thousands)	Balance at January 3, 2009	Restructuring Charges	Non-Cash Charges	Cash Payments	Foreign Currency Translation	Balance at January 2, 2010
2009 Restructuring Plan:
Severance and benefits	$—	$132	$—	$—	$—	$132
Impairment	—	19,896	(19,896)	—	—	—
Other	—	73	—	(73)	—	—

	—	20,101	(19,896)	(73)	—	132
2008 Restructuring Plan:
Severance and benefits	9,847	(826)	—	(1,899)	190	7,312
Other	829	2,049	—	(2,245)	(16)	617

	10,676	1,223	—	(4,144)	174	7,929
2006 Restructuring Plan:
Severance and benefits	2,884	—	—	(284)	74	2,674
Other	492	—	—	(472)	(20)	—

	3,376	—	—	(756)	54	2,674

Total	$14,052	$21,324	$(19,896)	$(4,973)	$228	$10,735

12. Commitments and Contingencies

Leases

        The Company leases certain equipment and facilities under operating leases. Rent expense was $2,279,000, $1,508,000 and $1,534,000 in 2010, 2009 and 2008, respectively.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

12. Commitments and Contingencies (Continued)

        Future minimum operating lease payments at January 1, 2011 are:

(in thousands)
2011	$2,063
2012	1,446
2013	879
2014	551
2015	318

$5,257

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

Collective Bargaining Agreements

        On January 1, 2011, approximately 35% of the Company's employees are represented under collective bargaining agreements. A majority of those employees are located in Germany and France and are represented under industry-wide agreements that are subject to national and local government regulations. Labor unions also represent the Company's employees in Owensboro, Kentucky and Corydon, Indiana.

Federal Trade Commission Litigation

        On September 9, 2008, the Federal Trade Commission ("FTC") issued an administrative complaint against the Company alleging that its actions and the acquisition of Microporous have substantially lessened competition in North American markets for lead-acid battery separators. The Company filed an answer to the complaint on October 15, 2008 denying the material allegations of the complaint. The matter was presented before an Administrative Law Judge ("ALJ") of the FTC and the hearing concluded on June 12, 2009. In October 2009, the ALJ granted the Company's request to re-open the record to take additional evidence. On February 22, 2010, the FTC's ALJ issued an initial decision in which he recommended to the FTC that it order the Company to divest substantially all of the acquired Microporous assets, which include the manufacturing facilities located in Piney Flats, Tennessee and Feistritz, Austria and restore the competitive environment to that which existed prior to the acquisition, while ruling in the Company's favor on other portions of the complaint. On March 15, 2010, the Company filed a Notice of Appeal with the FTC. On November 5, 2010, the Company was notified that the FTC commissioners affirmed the relief initially granted by the FTC's ALJ issued on February 22, 2010. The Commissioners ordered that the Company proceed with the ALJ's recommendations to divest substantially all of the Microporous assets acquired in February 2008.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

12. Commitments and Contingencies (Continued)

        The Company believes that this decision is inconsistent with the law and the facts presented at the hearing and that the Microporous acquisition is and will continue to be beneficial to its customers and the industry. On January 28, 2011, the Company filed a petition with the U.S. Court of Appeals for the 11th Circuit to review the FTC's November 5, 2010 order and opinion. It is not possible to predict with certainty whether the Company will be successful in the appellate process or the timing of a final decision. If the appellate court affirms the FTC's decision, and the Company chooses not to seek Supreme Court review or the Supreme Court denies its petition seeking review of the case, then the Company will be required to divest substantially all of the assets acquired in the Microporous acquisition, and the Company will be subject to some prospective restrictions on its future conduct.

        The Company believes that a final judicial resolution to the challenge by the FTC to the Microporous acquisition could take one or more years. The Company believes that the final resolution of this matter will not have a material adverse impact on its business, financial condition or results of operations.

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

13. Stock-Based Compensation Plans

        The Company offers stock option plans to attract, retain, motivate and reward key officers, non-employee directors and employees. The 2007 Stock Incentive Plan ("2007 Plan") allows for the grant of stock options, restricted stock and other instruments for up to a total of 1,751,963 shares of common stock. Stock options granted under the 2007 Plan have 10-year terms and are issued with an exercise price not less than the fair market value of the Company's stock on the grant date. Stock options granted under the 2007 Plan may vest based on satisfaction of certain annual performance criteria or may vest over time. Stock options granted under the 2006 Stock Option Plan ("2006 Plan") have a 10-year term and are fully vested as of January 1, 2011.

        Stock option compensation expense was $2,295,000, $2,265,000 and $1,264,000 in 2010, 2009 and 2008, respectively, and was included in "Selling, general and administrative expenses" in the accompanying consolidated statements of operations. The income tax benefit related to stock-based compensation expense was $850,000, $838,000 and $468,000 in 2010, 2009 and 2008, respectively. As of January 1, 2011, the Company had $3,936,000 of total unrecognized stock option compensation expense, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 1.4 years.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

13. Stock-Based Compensation Plans (Continued)

        A summary of the status of the Company's stock option plans is as follows:

	Stock Options	Weighted- average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at January 2, 2010	3,376,377	$8.12
Granted	120,000	20.04
Exercised	(1,161,815)	6.08
Forfeited	(27,997)	14.13

Outstanding at January 1, 2011	2,306,565	9.69	7.5	$71,598

Vested and exercisable at January 1, 2011	1,249,023	8.17	6.6	40,674
Expected to vest	1,051,542	11.44	8.4	30,800

        Exercise prices for options outstanding at January 1, 2011 ranged from $5.24 to $26.39. The total intrinsic value of options exercised during 2010 and 2009 amounted to $35,805,000 and $193,000, respectively. The total fair value of options vested during 2010, 2009 and 2008 were $2,098,000, $2,038,000 and $634,000, respectively.

        The Company is required to estimate the fair value of stock options on the grant date using an option-pricing model. The weighted average grant-date fair value of options granted during 2010, 2009 and 2008 amounted to $9.40, $4.03 and $1.89 per share, respectively. The fair value of each stock option granted was estimated on the date of grant based on the Black-Scholes option pricing model with the following weighted-average assumptions:

	Weighted average assumptions
	2010	2009	2008
Weighted-average expected life (years)	4.5	4.0	4.0
Risk-free interest rate	1.9%	1.9%	1.3%
Expected volatility	55.7%	49.9%	40.9%
Dividend yield	—	—	—

        The potential expected life of the stock options range from the vesting period of the options (three years to four years) to the contractual life of the options of ten years. During 2010, 2009 and 2008, the Company determined the expected life of the options based primarily on the Company's historical experience, the vesting periods, the structure of the option plans and the contractual lives of the options.

        The Company's risk-free interest rate is based on the interest rate of U.S. Treasury bills with a term approximating the expected life of the option and is measured at the date of the stock option grant. Since the Company's common stock has only been publicly traded since June 28, 2007, the expected volatility was estimated based on a mix of the historical volatility of certain publicly-traded peer companies and the Company since its initial public offering. The Company does not anticipate paying dividends.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

13. Stock-Based Compensation Plans (Continued)

        Under the 2007 Plan, the Company granted restricted shares to members of its Board of Directors for service to the Company of 3,416, 3,164 and 1,644 in 2010, 2009 and 2008, respectively. The cost associated with these restricted stock grants, which vest over three years, was $41,000, $29,000 and $16,000 in 2010, 2009 and 2008, respectively, and was included in "Selling, general and administrative expenses" in the accompanying consolidated statements of operations.

        A summary of the status of the Company's unvested restricted stock is as follows:

	Restricted stock	Weighted-average grant-date fair value
Unvested at January 2, 2010	4,876	$15.73
Granted	3,416	35.14
Vested	(2,219)	16.52

Unvested at January 1, 2011	6,073	26.36

14. Accumulated Other Comprehensive Income (Loss)

        The components of accumulated other comprehensive income (loss) were as follows:

(in thousands)	January 1, 2011	January 2, 2010
Foreign currency translation adjustment	$6,524	$(12,259)
Net actuarial loss and prior service credit	(6,255)	(1,090)

Accumulated other comprehensive income (loss)	$269	$(13,349)

15. Sale of Italian Subsidiary

        On March 9, 2010, the Company sold 100% of the stock of its wholly-owned Italian subsidiary, Daramic S.r.l., for €13,385,000 ($18,175,000 at March 9, 2010). The Company recognized a gain of $3,327,000 on the sale, net of direct transaction costs. As a result of the stock sale, the buyer acquired all of the assets and liabilities of Daramic S.r.l., including the Potenza, Italy facility, which was closed in 2008, and environmental and restructuring obligations associated with the Potenza site. In addition to assuming all assets and liabilities, the buyer fully indemnified the Company with regard to all environmental, health and safety matters related to this site. In connection with the sale, the Company was required to make net cash payments to the buyer of €16,047,000, consisting of the settlement of an acquired intercompany receivable due to Daramic S.r.l. from affiliates of the Company, reduced by the purchase price of Daramic S.r.l. due from the buyer. The Company paid €11,047,000 ($14,908,000) at closing and paid the remaining €5,000,000 ($6,611,000) on December 15, 2010.

16. Related Party Transactions

        The Company's German subsidiary has a 33% equity investment in a patent and trademark service provider and a 25% equity investment in a research company. The investments are accounted for under the equity method of accounting. The Company's equity investment balance for these two investments was $585,000 and $434,000 at January 1, 2011 and January 2, 2010, respectively. During the year ended January 1, 2011, the Company increased its ownership interest in the patent and trademark provider

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

16. Related Party Transactions (Continued)

from 25% to 33% for an additional investment of $183,000. Charges from the affiliates for work performed were $1,269,000, $1,250,000 and $1,550,000 in 2010, 2009 and 2008, respectively. Amounts due to the affiliates were $99,000 and $123,000 at January 1, 2011 and January 2, 2010, respectively.

17. Noncontrolling Interest

        In 2010, the Company entered into a joint venture agreement with a customer, Camel Group Co., Ltd ("Camel"), a leading battery manufacturer in China, to produce lead-acid battery separators primarily for Camel's use. The joint venture, Daramic Xiangfan Battery Separator Co., Ltd. ("Daramic Xiangfan"), will be located at Camel's facility in Xiangfan, China and is expected to start production in early 2012. The Company will contribute redeployed production assets from its former facility in Potenza, Italy and cash for a 65% ownership interest in the joint venture. Camel will contribute land, buildings, utilities and cash for a 35% ownership interest.

        In December 2009, the Company acquired the remaining 40% noncontrolling interest in Daramic NSG Tianjin PE Separator Co., LTD ("DNPET") for $3,600,000. DNPET is a lead-acid battery separator manufacturing facility located in Tianjin, China. The purchase price in excess of the carrying amount of the noncontrolling interest was recorded as additional paid-in capital.

18. Issuance of Common Stock

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

19. Acquisitions

        On February 29, 2008, the Company purchased 100% of the capital stock of Microporous Holding Corporation ("Microporous"). The acquisition broadened the Company's participation in the deep-cycle industrial battery market, added to its membrane technology portfolio and product breadth, enhanced service to common customers and added cost-effective production capacity. The purchase price for Microporous stock, including acquisition-related costs, was $26,980,000. The Company also repaid $33,643,000 in indebtedness of Microporous and assumed $14,235,000 of debt. The assumed debt was repaid subsequent to the acquisition. The purchase agreement provided for additional cash payments to the seller for the three years following the acquisition contingent upon the acquired business meeting defined earn-out provisions. At January 3, 2009, the Company estimated that the additional purchase price for the fiscal 2008 earn-out was $1,062,000 and allocated this amount to goodwill. In July 2009, the Company reached an agreement with the seller that effectively eliminated the Company's current and future obligations under the earn-out provision in exchange for releasing the seller from all claims under the original purchase agreement, including its environmental indemnification obligations. The impact of this agreement on amounts previously recognized in purchase accounting was a net reduction in future cash payments of $795,000. These amounts were reversed through purchase accounting with a corresponding decrease to goodwill. In addition to the amounts previously recognized, the Company

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

19. Acquisitions (Continued)

did not have to make earn-out payments that would have been due under the original agreement for 2009 and 2010.

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

20. Business Interruption Insurance Recovery

        On September 30, 2007, a customer in the Company's energy storage segment experienced a fire at one of their facilities. The Company filed a business interruption insurance claim with its insurance provider and recovered $2,400,000 in 2008 related to this claim.

21. Discontinued Operations

        In January 2008, the Company sold a non-core synthetic paper business, a component of the energy storage segment, for $4,000,000, resulting in a gain on sale of $2,372,000, net of income taxes of $1,402,000. The results of operations and the gain on sale from the synthetic paper business are presented as discontinued operations in the Company's accompanying 2008 consolidated statements of operations.

22. Segment Information

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

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

22. Segment Information (Continued)

        The Company evaluates the performance of segments and allocates resources to segments based on operating income before depreciation and amortization. In addition, it evaluates business segment performance before business restructuring charges, goodwill impairment and other non-recurring costs. Financial information relating to the reportable operating segments is presented below:

	Year ended
(in thousands)	January 1, 2011	January 2, 2010	January 3, 2009
Net sales to external customers (by major product group):
Lead-acid battery separators	$314,727	$281,456	$348,240
Lithium battery separators	131,036	86,136	101,964

Energy storage	445,763	367,592	450,204
Healthcare	107,345	102,088	103,029
Filtration and specialty	63,517	47,175	57,297

Separations media	170,862	149,263	160,326

Total net sales to external customers	$616,625	$516,855	$610,530

Operating income:
Energy storage	$91,531	$70,204	$89,737
Separations media	43,946	31,134	27,251
Corporate	(2,295)	(2,265)	(1,009)

Segment operating income	133,182	99,073	115,979
Business restructuring	(776)	21,324	59,887
Goodwill impairment	—	131,450	—
Non-recurring costs	1,038	3,685	8,563

Total operating income (loss)	132,920	(57,386)	47,529
Reconciling items:
Interest expense, net	46,747	57,097	60,740
Gain on sale of Italian subsidiary	(3,327)	—	—
Gain on sale of synthetic paper business	—	—	(3,774)
Foreign currency and other	(1,347)	(704)	1,290
Costs related to purchase of 8.75% senior subordinated notes	2,263	—	—

Income (loss) from continuing operations before income taxes	$88,584	$(113,779)	$(10,727)

Depreciation and amortization:
Energy storage	$33,267	$35,253	$37,121
Separations media	14,640	16,142	17,923

Total depreciation and amortization	$47,907	$51,395	$55,044

Capital expenditures:
Energy storage	$54,843	$12,459	$38,742
Separations media	13,944	3,806	9,271

Total capital expenditures	$68,787	$16,265	$48,013

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

22. Segment Information (Continued)

(in thousands)	January 1, 2011	January 2, 2010
Assets:
Energy storage	$819,161	$786,677
Separations media	486,272	485,515
Corporate	43,063	80,401

Total assets	$1,348,496	$1,352,593

        Net sales by geographic location, based on the country from which the product is shipped, were as follows:

	Year ended
(in thousands)	January 1, 2011	January 2, 2010	January 3, 2009
Net sales to unaffiliated customers:
United States	$201,307	$165,357	$222,146
Germany	155,539	148,500	152,754
France	74,897	70,250	86,409
China	78,171	56,299	50,971
Other	106,711	76,449	98,250

Total	$616,625	$516,855	$610,530

        Property, plant and equipment by geographic location were as follows:

(in thousands)	January 1, 2011	January 2, 2010
United States	$133,268	$117,859
Germany	149,340	158,335
Thailand	47,977	47,428
Other	84,712	64,414

Total	$415,297	$388,036

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

23. Quarterly Results of Operations (Unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended January 1, 2011:
Net sales	$145,339	$150,118	$151,650	$169,518
Gross profit	58,339	61,138	57,288	70,093
Net income	17,548	15,942	12,372	17,713

Net income per share—basic	$0.39	$0.36	$0.28	$0.40

Net income per share—diluted	$0.38	$0.34	$0.27	$0.38

Fiscal year ended January 2, 2010:
Net sales	$108,910	$118,179	$137,737	$152,029
Gross profit	43,403	46,578	47,960	57,858
Net income (loss)	2,961	4,210	6,461	(130,959)
Net income (loss) per share—basic	$0.07	$0.09	$0.15	$(2.95)

Net income (loss) per share—diluted	$0.07	$0.09	$0.14	$(2.95)

        During the fourth quarter of 2009, the Company recorded total restructuring charges of $20,568,000 and a goodwill impairment charge of $131,450,000.

24. Financial Statements of Guarantors

        The Company's senior notes are unconditionally guaranteed, jointly and severally, on a senior basis by certain of the Company's 100% owned domestic subsidiaries ("Guarantors"). Management has determined that separate complete financial statements of the Guarantors would not be material to users of the financial statements.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

24. Financial Statements of Guarantors (Continued)

        The following sets forth condensed consolidating financial statements of the Guarantors and non-Guarantor subsidiaries.

Condensed consolidating balance sheet
January 1, 2011

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$58,172	$31,783	$—	$89,955
Accounts receivable, net	45,695	71,021	—	—	116,716
Inventories	29,571	47,383	—	—	76,954
Deferred income taxes	2,121	120	—	—	2,241
Prepaid and other	5,175	9,684	99	—	14,958

Total current assets	82,562	186,380	31,882	—	300,824
Due from affiliates	409,124	270,060	301,211	(980,395)	—
Investment in subsidiaries	177,296	302,297	455,914	(935,507)	—
Property, plant and equipment, net	174,717	240,580	—	—	415,297
Goodwill	—	—	469,319	—	469,319
Intangibles and loan acquisition costs, net	5	—	152,551	—	152,556
Other	1,769	8,731	—	—	10,500

Total assets	$845,473	$1,008,048	$1,410,877	$(1,915,902)	$1,348,496

Liabilities and shareholders' equity
Accounts payable and accrued liabilities	$38,286	$54,555	$3,843	$—	$96,684
Income taxes payable	—	5,032	230	—	5,262
Current portion of debt	—	467	3,229		3,696

Total current liabilities	38,286	60,054	7,302	—	105,642
Due to affiliates	413,554	214,588	352,253	(980,395)	—
Debt, less current portion	—	44,595	667,041	—	711,636
Pension and postretirement benefits, less current portion	3,544	68,442	—	—	71,986
Environmental reserve, less current portion	360	2,157	—	—	2,517
Deferred income taxes and other	25,652	46,782	6,231	—	78,665
Shareholders' equity	364,077	571,430	378,050	(935,507)	378,050

Total liabilities and shareholders' equity	$845,473	$1,008,048	$1,410,877	$(1,915,902)	$1,348,496

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

24. Financial Statements of Guarantors (Continued)

Condensed consolidating balance sheet
January 2, 2010

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$45,585	$69,390	$—	$114,975
Accounts receivable, net	40,965	66,157	—	—	107,122
Inventories	27,094	45,404	—	—	72,498
Deferred income taxes	2,369	(578)	—	—	1,791
Prepaid and other	5,180	10,131	62	—	15,373

Total current assets	75,608	166,699	69,452	—	311,759
Due from affiliates	348,934	326,033	293,841	(968,808)	—
Investment in subsidiaries	186,148	308,965	366,661	(861,774)	—
Property, plant and equipment, net	133,738	254,298	—	—	388,036
Goodwill	—	—	469,319	—	469,319
Intangibles and loan acquisition costs, net	18	—	165,953	—	165,971
Other	2,283	15,225	—	—	17,508

Total assets	$746,729	$1,071,220	$1,365,226	$(1,830,582)	$1,352,593

Liabilities and shareholders' equity
Accounts payable and accrued liabilities	$17,547	$54,754	$5,104	$—	$77,405
Income taxes payable	—	287	321	—	608
Current portion of debt	—	501	10,359		10,860

Total current liabilities	17,547	55,542	15,784	—	88,873
Due to affiliates	380,397	279,283	309,128	(968,808)	—
Debt, less current portion	—	48,356	744,217	—	792,573
Pension and postretirement benefits, less current portion	3,026	63,243	—	—	66,269
Environmental reserve, less current portion	1,101	29,311	—	—	30,412
Deferred income taxes and other	35,630	42,739	11,752	—	90,121
Shareholders' equity	309,028	552,746	284,345	(861,774)	284,345

Total liabilities and shareholders' equity	$746,729	$1,071,220	$1,365,226	$(1,830,582)	$1,352,593

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

24. Financial Statements of Guarantors (Continued)

Condensed consolidating statement of operations
Year ended January 1, 2011

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net sales	$213,491	$403,134	$—	$—	$616,625
Cost of goods sold	87,714	282,053	—	—	369,767

Gross profit	125,777	121,081	—	—	246,858
Selling, general and administrative expenses	74,493	38,174	2,047	—	114,714
Business restructuring	233	(1,009)	—	—	(776)

Operating income (loss)	51,051	83,916	(2,047)	—	132,920
Interest expense and other	(8,631)	7,775	46,256	—	45,400
Gain on sale of Italian subsidiary	—	(3,327)	—	—	(3,327)
Costs related to purchase of 8.75% senior subordinated notes	—	—	2,263	—	2,263
Equity in earnings of subsidiaries	—	—	(85,932)	85,932	—

Income before income taxes	59,682	79,468	35,366	(85,932)	88,584
Income taxes	35,882	17,336	(28,209)	—	25,009

Net income	$23,800	$62,132	$63,575	$(85,932)	$63,575

Condensed consolidating statement of operations
Year ended January 2, 2010

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net sales	$171,736	$345,119	$—	$—	$516,855
Cost of goods sold	79,977	241,079	—	—	321,056

Gross profit	91,759	104,040	—	—	195,799
Selling, general and administrative expenses	63,590	34,988	1,833	—	100,411
Business restructuring	20,101	1,223	—	—	21,324
Goodwill impairment	—	—	131,450	—	131,450

Operating income (loss)	8,068	67,829	(133,283)	—	(57,386)
Interest expense and other	(4,800)	7,291	53,902	—	56,393
Equity in earnings of subsidiaries	—	—	(43,700)	43,700	—

Income (loss) before income taxes	12,868	60,538	(143,485)	(43,700)	(113,779)
Income taxes	11,455	18,251	(26,158)	—	3,548

Net income (loss)	$1,413	$42,287	$(117,327)	$(43,700)	$(117,327)

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

24. Financial Statements of Guarantors (Continued)

Condensed consolidating statement of operations
Year ended January 3, 2009

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net sales	$230,838	$379,692	$—	$—	$610,530
Cost of goods sold	115,626	281,584			397,210
Business interruption insurance recovery	(2,400)	—	—	—	(2,400)

Gross profit	117,612	98,108	—	—	215,720
Selling, general and administrative expenses	69,656	37,637	1,011	—	108,304
Business restructuring	—	59,887	—	—	59,887

Operating income (loss)	47,956	584	(1,011)	—	47,529
Interest expense and other	(4,098)	11,689	54,439	—	62,030
Gain on sale of synthetic paper business	(3,774)	—	—	—	(3,774)
Equity in earnings of subsidiaries	—	—	(10,275)	10,275	—

Income (loss) before income taxes	55,828	(11,105)	(45,175)	(10,275)	(10,727)
Income taxes	28,695	5,753	(27,628)	—	6,820

Income (loss) from continuing operations	$27,133	$(16,858)	$(17,547)	$(10,275)	$(17,547)

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

24. Financial Statements of Guarantors (Continued)

Condensed consolidating statement of cash flows
Year ended January 1, 2011

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$96,565	$78,646	$(52,953)	$4,949	$127,207
Investing activities:
Purchases of property, plant and equipment, net	(52,679)	(16,108)	—	—	(68,787)
Payments associated with the stock sale of Italian subsidiary, net	—	(21,519)	—	—	(21,519)

Net cash used in investing activities	(52,679)	(37,627)	—	—	(90,306)
Financing activities:
Proceeds from issuance of 7.5% senior notes	—	—	365,000	—	365,000
Payments for loan acquisition costs	—	—	(7,954)	—	(7,954)
Purchase of 8.75% senior subordinated notes	—	—	(422,549)	—	(422,549)
Principal payments on debt	—	(456)	(9,561)	—	(10,017)
Proceeds from stock option exercises	—	—	6,860	—	6,860
Excess tax benefit from stock-based compensation	—	—	6,769	—	6,769
Noncontrolling interest	—	—	581	—	581
Intercompany transactions, net	(45,100)	(26,151)	76,200	(4,949)	—

Net cash provided by (used in) financing activities	(45,100)	(26,607)	15,346	(4,949)	(61,310)
Effect of exchange rate changes on cash and cash equivalents	1,214	(1,825)	—	—	(611)

Net increase (decrease) in cash and cash equivalents	—	12,587	(37,607)	—	(25,020)
Cash and cash equivalents at beginning of year	—	45,585	69,390	—	114,975

Cash and cash equivalents at end of year	$—	$58,172	$31,783	$—	$89,955

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

24. Financial Statements of Guarantors (Continued)

Condensed consolidating statement of cash flows
Year ended January 2, 2010

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$36,801	$54,855	$(27,176)	$(11,349)	$53,131
Investing activities:
Purchases of property, plant and equipment, net	(9,382)	(6,883)	—	—	(16,265)

Net cash used in investing activities	(9,382)	(6,883)	—	—	(16,265)
Financing activities:
Principal payments on debt	(3,319)	(496)	(3,226)	—	(7,041)
Proceeds from stock option exercises	—	—	191	—	191
Noncontrolling interest	—	—	(3,600)	—	(3,600)
Intercompany transactions, net	(24,474)	(32,712)	45,837	11,349	—

Net cash provided by (used in) financing activities	(27,793)	(33,208)	39,202	11,349	(10,450)
Effect of exchange rate changes on cash and cash equivalents	374	5,164	—	—	5,538

Net increase in cash and cash equivalents	—	19,928	12,026	—	31,954
Cash and cash equivalents at beginning of year	—	25,657	57,364	—	83,021

Cash and cash equivalents at end of year	$—	$45,585	$69,390	$—	$114,975

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

24. Financial Statements of Guarantors (Continued)

Condensed consolidating statement of cash flows
Year ended January 3, 2009

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$60,565	$65,313	$(38,571)	$5,884	$93,191
Investing activities:
Purchases of property, plant and equipment, net	(23,128)	(24,885)	—	—	(48,013)
Acquisitions, net of cash acquired	—	—	(85,795)	—	(85,795)
Proceeds from sale of synthetic paper business	4,000	—	—	—	4,000

Net cash used in investing activities	(19,128)	(24,885)	(85,795)	—	(129,808)
Financing activities:
Principal payments on debt	(6,248)	(10,391)	(4,031)	—	(20,670)
Proceeds from stock option exercises	—	—	1,540	—	1,540
Excess tax benefit from stock-based compensation	—	—	1,495	—	1,495
Proceeds from issuance of common stock, net of underwriting fees and other offering related costs	—	—	84,847	—	84,847
Intercompany transactions, net	(35,663)	(41,453)	83,000	(5,884)	—

Net cash provided by (used in) financing activities	(41,911)	(51,844)	166,851	(5,884)	67,212
Effect of exchange rate changes on cash and cash equivalents	474	(2,982)	—	—	(2,508)

Net increase (decrease) in cash and cash equivalents	—	(14,398)	42,485	—	28,087
Cash and cash equivalents at beginning of year	—	40,055	14,879	—	54,934

Cash and cash equivalents at end of year	$—	$25,657	$57,364	$—	$83,021

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        An evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) was performed under the supervision, and with the participation of, the Company's management, including the Chief Executive Officer and Chief Financial Officer. The Company's disclosure controls were designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 1, 2011 to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting

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

        Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of January 1, 2011, based on criteria in Internal Control—Integrated Framework issued by the COSO.

        The effectiveness of the Company's internal control over financial reporting as of January 1, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young LLP has issued an attestation report to the Company's internal control over financial reporting, which appears in Item 8 of Part II of this Annual Report on Form 10-K under the heading "Report of Independent Registered Public Accounting Firm."

Changes in Internal Control over Financial Reporting

        During the Company's fourth fiscal quarter of fiscal year 2010, there has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item is incorporated by reference from the information contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2011 Annual Meeting of Stockholders to be held on May 12, 2011.

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

Item 11.    Executive Compensation

        The information required by this Item is incorporated by reference from the information contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2011 Annual Meeting of Stockholders to be held on May 12, 2011.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item is incorporated by reference from the information contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2011 Annual Meeting of Stockholders to be held on May 12, 2011.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item is incorporated by reference from the information contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2011 Annual Meeting of Stockholders to be held on May 12, 2011.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item is incorporated by reference from the information contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2011 Annual Meeting of Stockholders to be held on May 12, 2011.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
Documents filed as part of this report:

        1.     Financial Statements.    The following items, including Consolidated Financial Statements of the Company, are set forth in Item 8 of this Annual Report on Form 10-K:

  •
  Reports of Independent Registered Public Accounting Firm

  •
  Consolidated Balance Sheets as of January 1, 2011 and January 2, 2010

  •
  Consolidated Statements of Operations for the years ended January 1, 2011, January 2, 2010 and January 3, 2009

  •
  Consolidated Statements of Shareholders' Equity for the years ended January 1, 2011, January 2, 2010 and January 3, 2009

  •
  Consolidated Statements of Cash Flows for the years ended January 1, 2011, January 2, 2010 and January 3, 2009

  •
  Notes to Consolidated Financial Statements

        2.     Financial Statement Schedules.    The following schedule is set forth on page S-1 of this Annual Report on Form 10-K.

  •
  Valuation and Qualifying Accounts for the years ended January 1, 2011, January 2, 2010 and January 3, 2009

        Information required by other schedules has either been incorporated in the consolidated financial statements and accompanying notes or is not applicable to us.

        3.     Exhibits.

Exhibit Number	Exhibit Description
3.1	Form of Amended and Restated Certificate of Incorporation of Polypore International, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company's Registration Statement on Form S-1 filed on June 15, 2007 (Commission File No. 333-141273))
3.2	Form of Amended and Restated Bylaws of Polypore International, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on October 29, 2008)
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

Exhibit Number		Exhibit Description
4.6		Supplemental Indenture, dated as of November 30, 2010, among Polypore International, Inc., the guarantors named therein and the Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, filed on December 2, 2010)
4.7
Indenture, dated as of November 26, 2010 among Polypore International, Inc., the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on December 2, 2010) (the "7.5% Indenture")
4.8		Form of 7.5% Senior Notes due 2017 (incorporated by reference to Exhibit B of the 7.5% Indenture)
4.9
Registration Rights Agreement, dated as of November 26, 2010, among Polypore International, Inc., the guarantors named therein and J.P. Morgan Securities LLC for itself and on behalf of several purchasers listed therein (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed on December 2, 2010)
10.1
Stock Purchase Agreement, dated as of January 30, 2004, by and among Polypore, Inc., PP Acquisition Corporation and the stockholders of Polypore, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4 filed on April 18, 2005 (Commission File No. 333-124142))
10.2
Guarantee and Collateral Agreement, dated as of May 13, 2004, by and among PP Holding Corporation, PP Acquisition Corporation and the subsidiaries of PP Acquisition Corporation identified therein (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-4 filed on April 18, 2005 (Commission File No. 333-124142))
10.3
Tax Sharing Agreement, dated as of May 13, 2004, by and among Polypore International, Inc., PP Holding Corporation and Polypore, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-4 filed on April 18, 2005 (Commission File No. 333-124142))
10.4
Stockholders' Agreement, dated as of May 13, 2004, by and among Warburg Pincus Private Equity VIII, L.P., Warburg Pincus International Partners, L.P., PP Holding, LLC and Polypore International, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4 filed on April 18, 2005 (Commission File No. 333-124142))
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
Amended and Restated Employment Agreement, dated as of April 28, 2008, by and between Polypore International, Inc. and Robert B. Toth (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on May 1, 2008)
10.8	*
Amendment to Employment Agreement, dated as of December 18, 2008, by and between Polypore International, Inc. and Robert B. Toth (incorporated by reference to Exhibit 10.8 to the company's Annual Report on Form 10-K filed on March 12, 2009)

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
Polypore International, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8, filed on July 25, 2007 (Commission File No. 333-144846))
10.15
Form of Restricted Stock Grant Notice and Agreement under the Polypore International, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed on July 25, 2007 (Commission File No. 333-144846))
10.16
Form of Option Grant Notice and Agreement under the Polypore International, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 filed on July 25, 2007 (Commission File No. 333-144846))
10.17
Amended and Restated Credit Agreement, dated as of July 3, 2007, among PP Holding Corporation, Polypore, Inc., Daramic Holding S.A.S., JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents and lenders named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 10, 2007)
10.18
First Amendment and Reaffirmation Agreement, dated as of July 3, 2007, among PP Holding Corporation, Polypore, Inc., all of Polypore, Inc.'s domestic restricted subsidiaries and J.P. Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on July 10, 2007)
10.19
Underwriting Agreement, dated as of December 7, 2010, among certain stockholders of Polypore International, Inc. and Barclays Capital Inc. (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K, filed on December 13, 2010)
21.1		Subsidiaries of Polypore International, Inc.
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit Description
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Management contract or compensatory plan or arrangement

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYPORE INTERNATIONAL, INC.
By:	/s/ ROBERT B. TOTH Robert B. Toth President and Chief Executive Officer

Date: February 25, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROBERT B. TOTH Robert B. Toth	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2011
/s/ LYNN AMOS Lynn Amos	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2011
/s/ MICHAEL GRAFF Michael Graff	Chairman of the Board	February 25, 2011
/s/ DAVID BARR David Barr	Director	February 25, 2011
/s/ CHARLES L. COONEY Charles L. Cooney	Director	February 25, 2011
/s/ WILLIAM DRIES William Dries	Director	February 25, 2011
/s/ FREDERICK C. FLYNN, JR. Frederick C. Flynn, Jr.	Director	February 25, 2011
/s/ W. NICHOLAS HOWLEY W. Nicholas Howley	Director	February 25, 2011
/s/ KEVIN KRUSE Kevin Kruse	Director	February 25, 2011

Schedule II

Polypore International, Inc.
Financial statement schedule—Valuation and qualifying accounts

        For the years ended January 1, 2011, January 2, 2010 and January 3, 2009:

		Additions
(in thousands)	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of year
Year ended January 1, 2011:
Allowance for doubtful accounts	$7,179	$750	$(995	)(1)	$(4,413	)(2)	$2,521
Valuation allowance of deferred tax asset	16,826	1,140	—		(9,353	)(3)	8,613

	$24,005	$1,890	$(995)		$(13,766)		$11,134

Year ended January 2, 2010:
Allowance for doubtful accounts	$7,742	$237	$198	(1)	$(998	)(2)	$7,179
Valuation allowance of deferred tax asset	15,423	829	574	(3)	—		16,826

	$23,165	$1,066	$772		$(998)		$24,005

Year ended January 3, 2009:
Allowance for doubtful accounts	$8,812	$(152)	$(302	)(1)	$(616	)(2)	$7,742
Valuation allowance of deferred tax asset	6,050	9,866	—		(493	)(3)	15,423

	$14,862	$9,714	$(302)		$(1,109)		$23,165

(1)
Foreign currency translation adjustment.

(2)
Charge-offs net of recoveries.

(3)
Valuation allowance related to temporary differences not impacting Consolidated Statement of Operations.

S-1