Form 10-Q
period 2011-04-02
Polypore International, Inc.
filed 2011-05-06
CIK 1292556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 2, 2011

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

There were 45,976,764 shares of the registrant’s common stock outstanding as of May 2, 2011.

Polypore International, Inc.

Index to Quarterly Report on Form 10-Q

For the Three Months Ended April 2, 2011

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

These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Many factors mentioned in our discussion in this Quarterly Report on Form 10-Q, including the risks outlined under the caption entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, will be important in determining future results. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including with respect to Polypore International, the following, among other things:

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Polypore International, Inc.

Condensed consolidated balance sheets

(in thousands, except share data)	April 2, 2011 (unaudited)	January 1, 2011*
Assets
Current assets:
Cash and cash equivalents	$102,867	$89,955
Accounts receivable, net	131,835	116,716
Inventories	79,825	76,954
Deferred income taxes	2,126	2,241
Prepaid and other	16,843	14,958
Total current assets	333,496	300,824
Property, plant and equipment, net	448,582	415,297
Goodwill	469,319	469,319
Intangibles and loan acquisition costs, net	148,665	152,556
Environmental indemnification receivable	8,421	7,249
Other	3,454	3,251
Total assets	$1,411,937	$1,348,496

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$36,499	$29,585
Accrued liabilities	68,213	67,099
Income taxes payable	6,431	5,262
Current portion of debt	3,725	3,696
Total current liabilities	114,868	105,642
Debt, less current portion	712,665	711,636
Pension and postretirement benefits, less current portion	77,259	71,986
Environmental reserve, less current portion	2,449	2,517
Deferred income taxes	75,944	66,158
Other	12,360	12,507
Commitments and contingencies

Shareholders’ equity:
Preferred stock — 15,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value — 200,000,000 shares authorized, 45,971,420 and 45,582,557 issued and outstanding at April 2, 2011 and January 1, 2011	460	456
Paid-in capital	500,486	497,160
Accumulated deficit	(94,742)	(120,423)
Accumulated other comprehensive income	9,608	269
Total Polypore shareholders’ equity	415,812	377,462
Noncontrolling interest	580	588
Total shareholders’ equity	416,392	378,050
Total liabilities and shareholders’ equity	$1,411,937	$1,348,496

* Derived from audited consolidated financial statements

See notes to condensed consolidated financial statements

Polypore International, Inc.

Condensed consolidated statements of income (unaudited)

	Three Months Ended
(in thousands, except per share data)	April 2, 2011	April 3, 2010
Net sales	$185,674	$145,339
Cost of goods sold	106,208	87,000
Gross profit	79,466	58,339
Selling, general and administrative expenses	30,550	27,267
Business restructuring	—	455
Operating income	48,916	30,617
Other (income) expense:
Interest expense, net	8,899	12,277
Gain on sale of Italian subsidiary	—	(3,327)
Foreign currency and other	1,598	(452)
	10,497	8,498
Income before income taxes	38,419	22,119
Income taxes	12,738	4,571
Net income	$25,681	$17,548

Net income per share:
Basic	$0.56	$0.39
Diluted	$0.55	$0.38

Weighted average shares outstanding:
Basic	45,685,520	44,445,282
Diluted	46,797,646	45,681,835

See notes to condensed consolidated financial statements

Polypore International, Inc.

Condensed consolidated statements of cash flows (unaudited)

	Three Months Ended
(in thousands)	April 2, 2011	April 3, 2010
Operating activities:
Net income	$25,681	$17,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	7,962	8,074
Amortization expense	4,121	4,131
Amortization of loan acquisition costs	608	647
Stock-based compensation	1,035	528
Loss on disposal of property, plant and equipment	163	33
Foreign currency (gain) loss	1,726	(588)
Deferred income taxes	6,778	338
Business restructuring	—	455
Gain on sale of Italian subsidiary	—	(3,327)
Changes in operating assets and liabilities:
Accounts receivable	(11,998)	6,491
Inventories	(784)	(1,020)
Prepaid and other current assets	(2,126)	(1,059)
Accounts payable and accrued liabilities	5,532	13,499
Income taxes payable	956	815
Other, net	(1,574)	1,187
Net cash provided by operating activities	38,080	47,752
Investing activities:
Purchases of property, plant and equipment, net	(29,677)	(11,963)
Payments associated with the stock sale of Italian subsidiary, net	—	(14,908)
Net cash used in investing activities	(29,677)	(26,871)
Financing activities:
Payments for loan acquisition costs	(275)	—
Principal payments on debt	(1,738)	(8,056)
Proceeds from stock option exercises	2,295	637
Noncontrolling interest	(14)	—
Net cash provided by (used in) financing activities	268	(7,419)
Effect of exchange rate changes on cash and cash equivalents	4,241	(1,692)
Net increase in cash and cash equivalents	12,912	11,770
Cash and cash equivalents at beginning of period	89,955	114,975
Cash and cash equivalents at end of period	$102,867	$126,745

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, the unaudited condensed consolidated financial statements and notes do not contain certain information included in the Company’s annual financial statements. In the opinion of management, all normal and recurring adjustments that are necessary for a fair presentation have been made. Certain amounts previously presented in the condensed consolidated financial statements for prior periods have been reclassified to conform to current classifications.  Operating results for the three months ended April 2, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

2.             Inventories

Inventories are carried at the lower of cost or market using the first-in, first-out method of accounting and consist of:

(in thousands)	April 2, 2011	January 1, 2011
Raw materials	$32,303	$31,304
Work-in-process	12,759	13,434
Finished goods	34,763	32,216
	$79,825	$76,954

3.             Debt

Debt, in order of priority, consists of:

(in thousands)	April 2, 2011	January 1, 2011
Senior credit agreement:
Revolving credit facility	$—	$—
Term loan facilities	351,390	350,332
7.5% senior notes	365,000	365,000
	716,390	715,332
Less current maturities	3,725	3,696
Long-term debt	$712,665	$711,636

4.             Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates their fair value due to the short-term maturities of these assets and liabilities. The carrying amount of borrowings under the senior secured credit agreement approximates fair value because the interest rate adjusts to market interest rates. The fair value of the 7.5% senior notes, based on a quoted market price, was $374,581,000 at April 2, 2011.

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

5.             Income Taxes

The income tax provision for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis. Income tax expense recorded in the financial statements differs from the federal statutory income tax rate due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates and changes in estimates of permanent differences and valuation allowances. In the three months ended April 3, 2010, the Company’s effective tax rate was also impacted by the sale of its Italian subsidiary, Daramic S.r.l. (Note 10).

6.             Employee Benefit Plans

The Company and its subsidiaries sponsor multiple defined benefit pension plans and an other postretirement benefit plan. The Company’s pension plans are based in subsidiaries located outside of the United States. The following table provides the components of net periodic benefit cost:

	Pension Plans		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
(in thousands)	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Service cost	$380	$351	$4	$3
Interest cost	1,230	1,155	34	34
Expected return on plan assets	(223)	(199)	—	—
Amortization of prior service cost	(13)	(13)	—	—
Recognized net actuarial (gain) loss	19	(6)	5	3
Net periodic benefit cost	$1,393	$1,288	$43	$40

7.             Environmental Matters

Environmental obligations are accrued when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value. The Company does not currently anticipate any material loss in excess of the amounts accrued. However, the Company’s future remediation expenses may be affected by a number of uncertainties including, but not limited to, the difficulty in estimating the extent and method of remediation, the evolving nature of environmental regulations and the availability and application of technology. The Company does not expect the resolution of such uncertainties to have a material adverse effect on its consolidated financial position or liquidity. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. Environmental reserves, which are predominately euro-denominated, were $16,043,000 and $15,575,000 as of April 2, 2011 and January 1, 2011, respectively.

In connection with the acquisition of Membrana GmbH (“Membrana”) in 2002, the Company recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for the Company to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. The environmental reserve for the Membrana facility was $15,670,000 and $15,202,000 at April 2, 2011 and January 1, 2011, respectively. The Company anticipates that expenditures will be made over the next three to five years.

The Company has indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel N.V. (“Akzo”), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. The Company receives indemnification payments under the indemnification agreements as expenditures are made against approved claims. At April 2, 2011 and January 1, 2011, amounts receivable under the indemnification agreements were $13,239,000 and $12,465,000, respectively. The current portion of the indemnification receivable is included in “Prepaid and other” in the accompanying condensed consolidated balance sheets.

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

8.             Comprehensive Income

Comprehensive income is as follows:

	Three Months Ended
(in thousands)	April 2, 2011	April 3, 2010
Net income	$25,681	$17,548
Foreign currency translation adjustment, net of deferred taxes	9,707	7,388
Net actuarial gain (loss) and prior service credit, net of deferred taxes	(368)	45
Comprehensive income	$35,020	$24,981

9.             Government Grants

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

The Company recognized grant awards for capital expenditures of $6,416,000 and $2,384,000 for the three months ended April 2, 2011 and April 3, 2010, respectively. The Company recognized grant awards for expenses of $532,000 and $873,000 for the three months ended April 2, 2011 and April 3, 2010, respectively. Amounts due from government agencies were $3,405,000 and $2,546,000 at April 2, 2011 and January 1, 2011, respectively, and are classified as “Prepaid and other” in the accompanying condensed consolidated balance sheets.

10.          Sale of Italian Subsidiary

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

11.          Related Party Transactions

The Company’s German subsidiary has a 33% equity investment in a patent and trademark service provider and a 25% equity investment in a research company. The investments are accounted for under the equity method of accounting and were $743,000 and $585,000 at April 2, 2011 and January 1, 2011, respectively. Charges from the affiliates for work performed were $281,000 and $381,000 for the three months ended April 2, 2011 and April 3, 2010, respectively. Amounts due to the affiliates were $47,000 and $99,000 at April 2, 2011 and January 1, 2011, respectively.

12.          Noncontrolling Interest

In 2010, the Company entered into a joint venture agreement with a customer, Camel Group Co., Ltd (“Camel”), a leading battery manufacturer in China, to produce lead-acid battery separators primarily for Camel’s use. The joint venture, Daramic Xiangfan Battery Separator Co., Ltd. (“Daramic Xiangfan”), will be located at Camel’s facility and is expected to start production in 2012. The Company will contribute redeployed production assets from its former facility in Potenza, Italy and cash for a 65% ownership interest in the joint venture. Camel will contribute land, buildings, utilities and cash for a 35% ownership interest.

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

13.          Segment Information

The Company’s operations are principally managed on a products basis and are comprised of three operating segments that have been aggregated into two reportable segments: energy storage and separations media. The energy storage segment produces and markets membranes that provide the critical function of separating the cathode and anode in a variety of battery markets, including transportation, industrial and consumer electronics applications. The separations media segment produces and markets membranes used as the high technology filtration element in various medical and industrial applications.

The Company evaluates the performance of segments and allocates resources to segments based on operating income before depreciation and amortization. In addition, it evaluates business segment performance before non-recurring costs. Financial information relating to the reportable operating segments is presented below:

	Three Months Ended
(in thousands)	April 2, 2011	April 3, 2010
Net sales to external customers (by major product group):
Lead-acid battery separators	$94,440	$71,013
Lithium battery separators	42,144	30,399
Energy storage	136,584	101,412
Healthcare	30,531	28,925
Filtration and specialty	18,559	15,002
Separations media	49,090	43,927
Total net sales to external customers	$185,674	$145,339

Operating income:
Energy storage	$34,895	$19,368
Separations media	15,306	12,482
Corporate	(1,035)	(528)
Segment operating income	49,166	31,322
Non-recurring costs	250	705
Total operating income	48,916	30,617
Reconciling items:
Interest expense, net	8,899	12,277
Gain on sale of Italian subsidiary	—	(3,327)
Foreign currency and other	1,598	(452)
Income before income taxes	$38,419	$22,119

Depreciation and amortization:
Energy storage	$8,322	$8,539
Separations media	3,761	3,666
Total depreciation and amortization	$12,083	$12,205

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

14.          Financial Statements of Guarantors

The Company’s senior notes are unconditionally guaranteed, jointly and severally, on a senior basis by certain of the Company’s 100% owned subsidiaries (“Guarantors”). Management has determined that separate complete financial statements of the Guarantors would not be material to users of the financial statements.

The following sets forth condensed consolidating financial statements of the Guarantors and non-Guarantor subsidiaries.

Condensed consolidating balance sheet
April 2, 2011

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$70,072	$32,795	$—	$102,867
Accounts receivable, net	46,789	85,046	—	—	131,835
Inventories	26,602	53,223	—	—	79,825
Prepaid and other	6,586	12,191	192	—	18,969
Total current assets	79,977	220,532	32,987	—	333,496
Due from affiliates	437,533	296,891	310,364	(1,044,788)	—
Investment in subsidiaries	161,329	315,072	496,884	(973,285)	—
Property, plant and equipment, net	151,062	297,520	—	—	448,582
Goodwill	—	—	469,319	—	469,319
Intangibles and loan acquisition costs, net	2	—	148,663	—	148,665
Other	151	11,724	—	—	11,875
Total assets	$830,054	$1,141,739	$1,458,217	$(2,018,073)	$1,411,937

Liabilities and shareholders’ equity
Accounts payable and accrued liabilities	$35,839	$58,766	$10,107	$—	$104,712
Income taxes payable	—	6,032	399	—	6,431
Current portion of debt	—	496	3,229	—	3,725
Total current liabilities	35,839	65,294	13,735	—	114,868
Due to affiliates	421,744	260,526	362,518	(1,044,788)	—
Debt, less current portion	—	47,239	665,426	—	712,665
Pension and postretirement benefits, less current portion	2,677	74,582	—	—	77,259
Deferred income taxes and other	38,721	51,886	146	—	90,753
Shareholders’ equity	331,073	642,212	416,392	(973,285)	416,392
Total liabilities and shareholders’ equity	$830,054	$1,141,739	$1,458,217	$(2,018,073)	$1,411,937

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Condensed consolidating balance sheet
January 1, 2011

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$58,172	$31,783	$—	$89,955
Accounts receivable, net	45,695	71,021	—	—	116,716
Inventories	29,571	47,383	—	—	76,954
Prepaid and other	7,296	9,804	99	—	17,199
Total current assets	82,562	186,380	31,882	—	300,824
Due from affiliates	409,124	270,060	301,211	(980,395)	—
Investment in subsidiaries	177,296	302,297	455,914	(935,507)	—
Property, plant and equipment, net	174,717	240,580	—	—	415,297
Goodwill	—	—	469,319	—	469,319
Intangibles and loan acquisition costs, net	5	—	152,551	—	152,556
Other	1,769	8,731	—	—	10,500
Total assets	$845,473	$1,008,048	$1,410,877	$(1,915,902)	$1,348,496

Liabilities and shareholders’ equity
Accounts payable and accrued liabilities	$38,286	$54,555	$3,843	$—	$96,684
Income taxes payable	—	5,032	230	—	5,262
Current portion of debt	—	467	3,229	—	3,696
Total current liabilities	38,286	60,054	7,302	—	105,642
Due to affiliates	413,554	214,588	352,253	(980,395)	—
Debt, less current portion	—	44,595	667,041	—	711,636
Pension and postretirement benefits, less current portion	3,544	68,442	—	—	71,986
Deferred income taxes and other	26,012	48,939	6,231	—	81,182
Shareholders’ equity	364,077	571,430	378,050	(935,507)	378,050
Total liabilities and shareholders’ equity	$845,473	$1,008,048	$1,410,877	$(1,915,902)	$1,348,496

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Condensed consolidating statement of income
For the three months ended April 2, 2011

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net sales	$61,745	$123,929	$—	$—	$185,674
Cost of goods sold	19,390	86,818	—	—	106,208
Gross profit	42,355	37,111	—	—	79,466
Selling, general and administrative expenses	17,015	12,431	1,104	—	30,550
Operating income (loss)	25,340	24,680	(1,104)	—	48,916
Interest expense and other	(837)	2,505	8,829	—	10,497
Equity in earnings of subsidiaries	—	—	(33,515)	33,515	—
Income before income taxes	26,177	22,175	23,582	(33,515)	38,419
Income taxes	8,964	5,873	(2,099)	—	12,738
Net income	$17,213	$16,302	$25,681	$(33,515)	$25,681

Condensed consolidating statement of income
For the three months ended April 3, 2010

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net sales	$46,193	$99,146	$—	$—	$145,339
Cost of goods sold	20,824	66,176	—	—	87,000
Gross profit	25,369	32,970	—	—	58,339
Selling, general and administrative expenses	16,024	10,715	528	—	27,267
Business restructuring	201	254	—	—	455
Operating income (loss)	9,144	22,001	(528)	—	30,617
Interest expense and other	(2,970)	2,361	12,434	—	11,825
Gain on sale of Italian subsidiary	—	(3,327)	—	—	(3,327)
Equity in earnings of subsidiaries	—	—	(23,574)	23,574	—
Income before income taxes	12,114	22,967	10,612	(23,574)	22,119
Income taxes	6,353	5,154	(6,936)	—	4,571
Net income	$5,761	$17,813	$17,548	$(23,574)	$17,548

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Condensed consolidating statement of cash flows
For the three months ended April 2, 2011

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$29,374	$9,990	$(2,466)	$1,182	$38,080
Investing activities:
Purchases of property, plant and equipment, net	(20,615)	(9,062)	—	—	(29,677)
Net cash used in investing activities	(20,615)	(9,062)	—	—	(29,677)
Financing activities:
Principal payments on debt	—	(123)	(1,615)	—	(1,738)
Proceeds from stock option exercises	—	—	2,295	—	2,295
Intercompany transactions, net	(8,759)	6,854	3,087	(1,182)	—
Other	—	—	(289)	—	(289)
Net cash provided by (used in) financing activities	(8,759)	6,731	3,478	(1,182)	268
Effect of exchange rate changes on cash and cash equivalents	—	4,241	—	—	4,241
Net increase in cash and cash equivalents	—	11,900	1,012	—	12,912
Cash and cash equivalents at beginning of period	—	58,172	31,783	—	89,955
Cash and cash equivalents at end of period	$—	$70,072	$32,795	$—	$102,867

Condensed consolidating statement of cash flows
For the three months ended April 3, 2010

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$23,802	$21,422	$(2,888)	$5,416	$47,752
Investing activities:
Purchases of property, plant and equipment, net	(10,300)	(1,663)	—	—	(11,963)
Payments associated with the stock sale of Italian subsidiary, net	—	(14,908)	—	—	(14,908)
Net cash used in investing activities	(10,300)	(16,571)	—	—	(26,871)
Financing activities:
Principal payments on debt	—	(119)	(7,937)	—	(8,056)
Proceeds from stock option exercises	—	—	637	—	637
Intercompany transactions, net	(13,488)	5,684	13,220	(5,416)	—
Net cash provided by (used in) financing activities	(13,488)	5,565	5,920	(5,416)	(7,419)
Effect of exchange rate changes on cash and cash equivalents	(14)	(1,678)	—	—	(1,692)
Net increase in cash and cash equivalents	—	8,738	3,032	—	11,770
Cash and cash equivalents at beginning of period	—	45,585	69,390	—	114,975
Cash and cash equivalents at end of period	$—	$54,323	$72,422	$—	$126,745

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

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

We are experiencing strong demand in both of our business segments and operating at high rates of capacity utilization. During 2010, we announced significant investments in new capacity and on March 14, 2011, announced an additional $65.0 million lithium battery separator expansion targeted at electric drive vehicle (“EDV”) applications at our Concord, NC facility under construction. During the first quarter of 2011, the first phase of new lithium battery separator capacity began to ramp up and additional capacity across both business segments will come online in the second half of 2011 and in 2012. We believe long-term demand drivers in our businesses remain positive, and we will continue to assess capacity needs and make investments to capitalize on these future growth opportunities.

Energy Storage Segment

In the energy storage segment, our membrane separators are a critical performance component in lithium batteries, which are primarily used in consumer electronics and EDV applications, and lead-acid batteries, which are used globally in transportation and numerous industrial applications. We believe that the long-term growth drivers for the energy storage business — growth in Asia, strong demand for consumer electronics and growing demand for EDVs — are positive.

Lithium batteries are the power source in a wide variety of applications, including consumer electronics applications such as notebook computers, tablets, mobile phones and cordless power tools, and emerging applications such as EDVs and electricity grid storage or energy storage systems (“ESS”). Growth in lithium batteries is being driven by strong demand in consumer electronic applications and accelerating demand in EDVs. In order to meet the growing demand, we have announced the following capacity expansions:

Facility	Amount (millions)		Expected Start-up Time	Target Applications
Charlotte, NC/Concord, NC	$102.0	*	1st quarter 2011/Mid-2012	EDV
Charlotte, NC	32.0		Late 2011	EDV
Concord, NC	65.0		Late 2012	EDV
Ochang, Korea	30.0		Late 2011	Consumer electronics

* Partially funded by a $49.3 million grant from the U.S. Department of Energy (“DOE”).

In the lead-acid battery market, the high proportion of aftermarket replacement sales and the steady growth of the worldwide fleet of motor vehicles provide us with a growing recurring revenue base in lead-acid battery separators. Worldwide demand for lead-acid battery separators is expected to continue to grow at slightly more than annual economic growth. The Asia-Pacific region is the fastest growing market for lead-acid battery separators. Growth in this region is driven by the increasing penetration of automobile ownership, growth in industrial and manufacturing sectors, export incentives and ongoing conversion to the polyethylene-based membrane separators we produce. We have positioned ourselves to benefit from growth in Asia by expanding capacity at our Prachinburi, Thailand facility; acquiring battery separator manufacturing assets and subsequently expanding our operations in Bangalore, India; acquiring a production facility in Tianjin, China; and establishing an Asian Technical Center in Thailand. In 2010, we reached an agreement to enter into a joint venture with a customer, Camel Group Co., Ltd. (“Camel”), a leading battery manufacturer in China, to produce lead-acid battery separators primarily for Camel’s use. The joint venture, Daramic Xiangfan Battery Separator Co., Ltd. (“Daramic Xiangfan”), will be located at

Camel’s facility in Xiangyang (formerly known as Xiangfan), China and is expected to start production in 2012. In February 2011, we approved an additional expansion at our Prachinburi, Thailand facility to be completed by mid-2012.

Separations Media Segment

In the separations media segment, our filtration membranes and modules are used in healthcare and high-performance filtration and specialty applications. We believe that the separations media segment will continue to benefit from continued growth in demand for higher levels of purity in a growing number of applications.

Healthcare applications include hemodialysis, blood oxygenation and plasmapheresis. Growth in demand for hemodialysis membranes is driven by the increasing worldwide population of end-stage renal disease patients. We believe that conversion to single-use dialyzers and increasing treatment frequency will result in additional dialyzer market growth. In the third quarter of 2010, we began a $25.0 million expansion of PUREMA ® hemodialysis membrane production capacity at our Wuppertal, Germany facility and expect to start production in the second half of 2011.

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

Critical accounting policies

Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations, and that require the use of complex and subjective estimates based on past experience and management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. These policies are critical to the understanding of our operating results and financial condition and include the policies related to the allowance for doubtful accounts, the impairment of intangibles and goodwill, pension and other postretirement benefits and environmental matters. For a discussion of each of these policies, please see the discussion entitled “Critical Accounting Policies” under Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 1, 2011.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data in amount and as a percentage of net sales:

			Percentage of Net Sales
	Three Months Ended		Three Months Ended
($’s in millions)	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Net sales	$185.7	$145.3	100.0%	100.0%

Gross profit	79.5	58.3	42.8	40.1
Selling, general and administrative expenses	30.6	27.2	16.5	18.7
Business restructuring	—	0.5	—	0.3
Operating income	48.9	30.6	26.3	21.1
Interest expense, net	8.9	12.3	4.8	8.5
Other	1.6	(3.8)	0.8	(2.6)
Income before income taxes	38.4	22.1	20.7	15.2
Income taxes	12.7	4.6	6.9	3.2
Net income	$25.7	$17.5	13.8%	12.0%

Comparison of the three months ended April 2, 2011 with the three months ended April 3, 2010

Net sales.  Net sales for the three months ended April 2, 2011 were $185.7 million, an increase of $40.4 million, or 27.8%, from the same period in the prior year. Energy storage sales for the three months ended April 2, 2011 were $136.6 million, an increase of $35.2 million, or 34.7%. Lithium battery separator sales increased by $11.7 million due to strong demand in consumer electronics, growing demand in EDVs and the incremental benefit of the first phase of new capacity ramping up during the quarter. Lead-acid battery separator sales increased by $23.5 million due to strong demand across all geographic regions. The impact of foreign currency translation was not significant for the three months ended April 2, 2011. In the energy storage segment, we operated at high capacity utilization rates and expect that to continue in the near term. The first phase of lithium battery separator capacity will continue to ramp up and additional capacity will come online in the second half of 2011 and in 2012. The lead-acid expansion at our Thailand facility is expected to start production in mid-2012.

Separations media sales for the three months ended April 2, 2011 were $49.1 million, an increase of $5.2 million, or 11.8%, from the same period in the prior year. Healthcare sales increased by $1.6 million, or 5.5%, due to strong demand in hemodialysis and blood oxygenation applications. We operated at high capacity utilization rates and expect that to continue until new capacity comes online in the second half of 2011. Filtration and specialty product sales increased by $3.6 million, or 24.0%, due to economic improvement and strong demand in all key applications.

Gross profit.  Gross profit as a percent of net sales was 42.8% for the three months ended April 2, 2011, as compared to 40.1% in the same period of the prior year. Energy storage gross profit as a percent of sales was 41.4% for the three months ended April 2, 2011, as compared to 37.0% in the same period of the prior year. The increase in gross profit margin was due to higher production volumes and production efficiencies. Separations media gross profit as a percent of net sales was 46.6% for the three months ended April 2, 2011, consistent with the same period of the prior year.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $3.4 million for the three months ended April 2, 2011 as compared to the prior year, primarily due to growth investments.

Interest expense.  Interest expense for the three months ended April 2, 2011 decreased by $3.4 million compared to the prior year primarily due to the repayment and refinancing of our senior notes in late 2010.

Income taxes.  The income tax provision for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis. The effective tax rate was 33.2% for the three months ended April 2, 2011, as compared to 20.7% for the same period in the prior year. The effective tax rate fluctuates due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates and changes in estimates of permanent differences and valuation allowances.

The mix of earnings between the tax jurisdictions has a significant impact on the effective tax rate. Each tax jurisdiction has its own set of tax laws and tax rates and income earned by our subsidiaries is taxed independently by these various jurisdictions.  Currently, the applicable statutory income tax rates in the jurisdictions in which we operate range from 0% to 39%. Therefore, the amount of income tax expense in each jurisdiction as compared to our consolidated income before income taxes has a significant impact on our annual effective tax rate.

The effect of each of these items on our effective tax rate is quantified in the table below:

	Three Months Ended
	April 2, 2011	April 3, 2010
U.S. federal statutory rate	35.0%	35.0%
State income taxes	1.2	0.4
Mix of income in taxing jurisdictions	(3.3)	(8.9)
Other permanent differences and valuation allowances	0.3	1.2
Sale of Italian subsidiary	—	(7.0)
Total effective tax rate	33.2%	20.7%

Liquidity and Capital Resources

Cash and cash equivalents increased to $102.9 million at April 2, 2011 from $90.0 million at January 1, 2011. The increase in cash primarily consists of net cash provided by operating activities somewhat offset by capital expenditures.

Operating activities.  Net cash provided by operating activities was $38.1 million in the three months ended April 2, 2011, consisting of cash generated from operations partially offset by a net increase in working capital. Accounts receivable increased due to higher sales associated with strong demand across both business segments. Days sales outstanding was consistent with the prior year, and we have not experienced significant changes in accounts receivable aging or customer payment terms and believe that we have adequately provided for potential bad debts. Inventory levels remained consistent and we continued to operate at high capacity utilization rates. Inventory is generally not subject to obsolescence and does not have a shelf life, and we do not believe there is a significant risk of inventory impairment. Accounts payable and accrued liabilities increased due to timing of payments.

Investing activities.  In the three months ended April 2, 2011, total capital expenditures were $29.7 million (net of DOE grant awards of $6.4 million). Total capital spending for fiscal year 2011, based on currently approved projects, is expected to be approximately $150.0 million, net of DOE grant awards.

Financing activities.  During the three months ended April 2, 2011, financing activities consisted primarily of scheduled principal payments under our credit agreement and proceeds from the exercise of stock options. During the same period of the prior year, we made a $7.1 million mandatory prepayment associated with the 2009 excess cash flow calculation as defined in our credit agreement.

We intend to fund our ongoing operations with cash on hand, cash generated by operations and borrowings under the senior secured credit agreement.

Our senior secured credit agreement provides for a U.S. dollar term loan facility ($303.7 million outstanding at April 2, 2011), a euro term loan facility ($47.7 million outstanding at April 2, 2011) and a $90.0 million revolving credit facility. At April 2, 2011, we had $87.3 million of borrowings available under the revolving credit facility, consisting of the $90.0 million facility less undrawn standby letters of credit. The term loans mature in July 2014 and the revolving credit facility matures in July 2013. Interest rates under the senior secured credit agreement are, at our option, equal to either an alternate base rate or Eurocurrency base rate plus a specified margin. At April 2, 2011, interest rates on the U.S. dollar term loan and euro term loan were 2.25% and 2.90%, respectively.

When loans are outstanding under the revolving credit facility, we are required to maintain a senior leverage ratio of indebtedness to Adjusted EBITDA of less than 3.00 to 1.00. At April 2, 2011, our senior leverage ratio was 1.48 to 1.00 and therefore, had no effect on borrowings available under the revolving credit facility. Adjusted EBITDA, as defined under the senior secured credit agreement, was as follows:

(in millions)	Twelve Months Ended April 2, 2011
Net income	$71.7
Add/Subtract:
Depreciation and amortization expense	47.8
Interest expense, net	43.4
Income taxes	33.1
Stock-based compensation	2.8
Foreign currency loss	1.4
Loss on disposal of property, plant and equipment	1.3
Business restructuring	(1.3)
Costs related to purchase of 8.75% senior subordinated notes	2.3
Costs related to the FTC litigation	1.0
Other non-cash or non-recurring charges	(0.3)
Adjusted EBITDA	$203.2

The calculation of the senior leverage ratio, as defined under the senior secured credit agreement, as of April 2, 2011 was as follows:

(in millions)
Indebtedness (1)	$301.4
Adjusted EBITDA	$203.2
Actual leverage ratio	1.48x

(1)          Calculated as the sum of outstanding borrowings under the senior secured credit agreement, less cash on hand (not to exceed $50.0 million).

The senior secured credit agreement contains certain restrictive covenants which, among other things, limit capital spending, the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. The agreement also contains certain customary events of default, subject to grace periods, as appropriate. We believe that limitations imposed by the senior credit agreement will not significantly inhibit us from meeting our ongoing capital expenditure needs.

The 7.5% senior notes mature on November 15, 2017 and are guaranteed by most of our existing and future domestic restricted subsidiaries, subject to certain exceptions. Except under certain circumstances, the 7.5% senior notes do not require principal payments prior to their maturity in 2017. Interest on the 7.5% senior notes is payable semi-annually on May 15 and November 15. The 7.5% senior notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments.

Future debt service payments are expected to be paid out of cash flows from operations, borrowings on our revolving credit facility and future refinancing of our debt. Our cash interest requirements for the next twelve months are estimated to be $35.4 million.

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

Foreign Operations

As of April 2, 2011, we manufacture our products at 14 strategically located facilities in North America, Europe and Asia. Net sales from the foreign locations were approximately $123.9 million and $101.2 million for the three months ended April 2, 2011 and April 3, 2010, respectively. Typically, we sell our products in the currency of the country where the manufacturing facility that produces the product is located. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on our business or market opportunities within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.

Environmental matters

Environmental obligations are accrued when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value. We do not currently anticipate any material loss in excess of the amounts accrued. Future remediation expenses may be affected by a number of uncertainties including, but not limited to, the difficulty in estimating the extent and method of remediation, the evolving nature of environmental regulations and the availability and application of technology. We do not expect the resolution of such uncertainties to have a material adverse effect on our consolidated financial position or liquidity. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. At April 2, 2011, environmental reserves, which are predominately euro-denominated, were $16.0 million.

In connection with the acquisition of Membrana GmbH (“Membrana”) in 2002, we recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for us to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. At April 2, 2011, the environmental reserve for the Membrana facility was $15.7 million. We anticipate that expenditures will be made over the next three to five years.

We have indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel N.V. (“Akzo”), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. We will receive indemnification payments under the indemnification agreements as expenditures are made against approved claims. At April 2, 2011, amounts receivable under the indemnification agreements were $13.2 million.

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

Interest rate risk

At April 2, 2011, we had fixed rate debt of $365.0 million and variable rate debt of $351.4 million. To reduce the interest rate risk inherent in our variable rate debt, we may utilize interest rate derivatives. As of April 2, 2011, there were no outstanding interest rate derivatives. The pre-tax earnings and cash flow impact resulting from a 100 basis point increase in interest rates on our variable rate debt, holding other variables constant, would be $3.5 million per year.

Currency risk

Outside of the United States, we maintain assets and operations in Europe and Asia. The results of operations and financial position of our foreign operations are principally measured in their respective currency and translated into U.S. dollars. As a result, exposure to foreign currency fluctuations exists. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency. Our subsidiaries and affiliates also purchase and sell products and services in various currencies. As a result, we may be exposed to cost increases relative to the local currencies in the markets in which we sell. Because the percentage of our sales in foreign currencies differs from the percentage of our costs in foreign currencies, a change in the relative value of the U.S. dollar could have a disproportionate impact on our sales compared to our costs, which could impact our margins. A portion of our assets are based in our foreign locations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected in accumulated other comprehensive income. Accordingly, our consolidated shareholders’ equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency, primarily the euro.

The dollar/euro exchange rates used in our financial statements for the periods ended as set forth below were as follows:

	April 2, 2011	April 3, 2010
Period end rate	1.4170	1.3541
Period average rate for the three months ended	1.3659	1.3856

Our strategy for management of currency risk relies primarily on conducting our operations in a country’s respective currency and may, from time to time, involve foreign currency derivatives. As of April 2, 2011, we did not have any foreign currency derivatives outstanding.

Item 4.  Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) was performed under the supervision, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 2, 2011 to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended April 2, 2011, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 9, 2008, the FTC issued an administrative complaint against us alleging that our actions and the acquisition of Microporous have substantially lessened competition in North American markets for lead-acid battery separators. We filed an answer to the complaint on October 15, 2008 denying the material allegations of the complaint. The matter was presented before an Administrative Law Judge (“ALJ”) of the FTC and the hearing concluded on June 12, 2009. In October 2009, the ALJ granted our request to re-open the record to take additional evidence. On February 22, 2010, the FTC’s ALJ issued an initial decision in which he recommended to the FTC that it order us to divest substantially all of the acquired Microporous assets, which include the manufacturing facilities located in Piney Flats, Tennessee and Feistritz, Austria and restore the competitive environment to that which existed prior to the acquisition, while ruling in our favor on other portions of the complaint. On March 15, 2010, we filed a Notice of Appeal with the FTC. On November 5, 2010, we were notified that the FTC commissioners affirmed the relief initially granted by the FTC’s ALJ issued on February 22, 2010. The Commissioners ordered that we proceed with the ALJ’s recommendations to divest substantially all of the Microporous assets acquired in February 2008.

We believe that this decision is inconsistent with the law and the facts presented at the hearing and that the Microporous acquisition is and will continue to be beneficial to our customers and the industry. On January 28, 2011, we filed a petition with the U.S. Court of Appeals for the 11th Circuit to review the FTC’s November 5, 2010 order and opinion. It is not possible to predict with certainty whether we will be successful in the appellate process or the timing of a final decision. If the appellate court affirms the FTC’s decision, and we choose not to seek Supreme Court review or the Supreme Court denies our petition seeking review of the case, then we will be required to divest substantially all of the assets acquired in the Microporous acquisition, and we will be subject to some prospective restrictions on our future conduct.

We believe that a final judicial resolution to the challenge by the FTC to the Microporous acquisition could take one or more years. We believe that the final resolution of this matter will not have a material adverse impact on our business, financial condition or results of operations.

Item 6.    Exhibits

Exhibit No.	Exhibit Description

10.1	Employment Agreement, dated April 1, 2011, by and among Daramic LLC and certain of its affiliates, Polypore International, Inc. and Pierre Hauswald
10.2	Employment Contract, dated April 1, 2011, between Daramic SAS and Pierre Hauswald
10.3	Agreement Organizing the Extension of the Expatriation of Mr. Pierre Hauswald in P.R. China with a Local Employment Contract, dated April 1, 2011, between Daramic SAS and Pierre Hauswald
10.4

Underwriting Agreement, dated March 17, 2011, among Polypore International, Inc., Barclays Capital Inc., as underwriter, and certain selling stockholders named therein (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on March 23, 2011)

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

Date: May 6, 2011		POLYPORE INTERNATIONAL, INC.
(Registrant)

	By:	/s/ Robert B. Toth
Robert B. Toth
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Lynn Amos
Lynn Amos
Chief Financial Officer
(principal financial officer and principal accounting officer)