Form 10-Q
period 2011-07-02
Polypore International, Inc.
filed 2011-08-05
CIK 1292556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 2, 2011

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

There were 46,434,872 shares of the registrant’s common stock outstanding as of July 27, 2011.

Polypore International, Inc.

Index to Quarterly Report on Form 10-Q

For the Three Months Ended July 2, 2011

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

These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Many factors mentioned in our discussion in this Quarterly Report on Form 10-Q, including the risks outlined under the caption entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011 and under the caption entitled “Risk Factors” in Amendment No. 2 to the Registration Statement on Form S-4 filed on May 13, 2011 (Commission File No. 333-173313), will be important in determining future results. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including with respect to Polypore International, the following, among other things:

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Polypore International, Inc.

Condensed consolidated balance sheets

	July 2, 2011
(in thousands, except share data)	(unaudited)	January 1, 2011*
Assets
Current assets:
Cash and cash equivalents	$95,816	$89,955
Accounts receivable, net	133,230	116,716
Inventories	87,866	76,954
Deferred income taxes	2,097	2,241
Prepaid and other	20,738	14,958
Total current assets	339,747	300,824
Property, plant and equipment, net	487,907	415,297
Goodwill	469,319	469,319
Intangibles and loan acquisition costs, net	144,368	152,556
Other	13,045	10,500
Total assets	$1,454,386	$1,348,496

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$33,367	$29,585
Accrued liabilities	58,939	67,099
Income taxes payable	9,939	5,262
Current portion of debt	3,736	3,696
Total current liabilities	105,981	105,642
Debt, less current portion	712,845	711,636
Pension and postretirement benefits, less current portion	80,207	71,986
Deferred income taxes	85,573	66,158
Other	15,374	15,024
Commitments and contingencies

Shareholders’ equity:
Preferred stock — 15,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value — 200,000,000 shares authorized, 46,324,872 and 45,582,557 issued and outstanding at July 2, 2011 and January 1, 2011	463	456
Paid-in capital	504,254	497,160
Accumulated deficit	(65,235)	(120,423)
Accumulated other comprehensive income	12,617	269
Total Polypore shareholders’ equity	452,099	377,462
Noncontrolling interest	2,307	588
Total shareholders’ equity	454,406	378,050
Total liabilities and shareholders’ equity	$1,454,386	$1,348,496

* Derived from audited consolidated financial statements

See notes to condensed consolidated financial statements

Polypore International, Inc.

Condensed consolidated statements of income (unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net sales	$196,376	$150,118	$382,050	$295,457
Cost of goods sold	108,862	88,980	215,070	175,980
Gross profit	87,514	61,138	166,980	119,477
Selling, general and administrative expenses	34,493	28,729	65,043	55,996
Business restructuring	—	(1,332)	—	(877)
Operating income	53,021	33,741	101,937	64,358
Other (income) expense:
Interest expense, net	8,463	11,037	17,362	23,314
Gain on sale of Italian subsidiary	—	—	—	(3,327)
Foreign currency and other	(894)	(382)	704	(834)
	7,569	10,655	18,066	19,153
Income before income taxes	45,452	23,086	83,871	45,205
Income taxes	15,945	7,144	28,683	11,715
Net income	$29,507	$15,942	$55,188	$33,490

Net income per share:
Basic	$0.64	$0.36	$1.20	$0.75
Diluted	$0.63	$0.34	$1.18	$0.73

Weighted average shares outstanding:
Basic	46,118,266	44,510,737	45,901,893	44,478,009
Diluted	47,067,552	46,243,097	46,951,121	46,004,799

See notes to condensed consolidated financial statements

Polypore International, Inc.

Condensed consolidated statements of cash flows (unaudited)

	Six Months Ended
(in thousands)	July 2, 2011	July 3, 2010
Operating activities:
Net income	$55,188	$33,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	16,246	15,807
Amortization expense	8,276	8,209
Amortization of loan acquisition costs	1,224	1,294
Stock-based compensation	2,093	1,058
Loss on disposal of property, plant and equipment	166	51
Foreign currency (gain) loss	468	(507)
Deferred income taxes	15,328	1,630
Business restructuring	—	(877)
Gain on sale of Italian subsidiary	—	(3,327)
Changes in operating assets and liabilities:
Accounts receivable	(11,997)	2,382
Inventories	(7,742)	(4,273)
Prepaid and other current assets	(2,783)	292
Accounts payable and accrued liabilities	(11,532)	11,964
Income taxes payable	4,464	4,063
Other, net	503	1,905
Net cash provided by operating activities	69,902	73,161
Investing activities:
Purchases of property, plant and equipment, net	(70,944)	(24,501)
Payments associated with the stock sale of Italian subsidiary, net	—	(14,908)
Net cash used in investing activities	(70,944)	(39,409)
Financing activities:
Payments for loan acquisition costs	(540)	—
Principal payments on debt	(2,673)	(8,973)
Proceeds from stock option exercises	5,008	845
Noncontrolling interest	519	—
Net cash provided by (used in) financing activities	2,314	(8,128)
Effect of exchange rate changes on cash and cash equivalents	4,589	(4,878)
Net increase in cash and cash equivalents	5,861	20,746
Cash and cash equivalents at beginning of period	89,955	114,975
Cash and cash equivalents at end of period	$95,816	$135,721

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all majority owned subsidiaries after elimination of intercompany accounts and transactions.  The unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, the unaudited condensed consolidated financial statements and notes do not contain certain information included in the Company’s annual financial statements. In the opinion of management, all normal and recurring adjustments that are necessary for a fair presentation have been made. Certain amounts previously presented in the condensed consolidated financial statements for prior periods have been reclassified to conform to current classifications. Operating results for the three months ended July 2, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

2.             Recent Accounting Pronouncements

In June 2011, the FASB issued guidance on the disclosure and presentation requirements for comprehensive income.  This new guidance requires comprehensive income to be presented in either a single continuous financial statement or in two separate but consecutive financial statements. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

3.             Inventories

Inventories are carried at the lower of cost or market using the first-in, first-out method of accounting and consist of:

(in thousands)	July 2, 2011	January 1, 2011
Raw materials	$34,296	$31,304
Work-in-process	13,861	13,434
Finished goods	39,709	32,216
	$87,866	$76,954

4.             Debt

Debt, in order of priority, consists of:

(in thousands)	July 2, 2011	January 1, 2011
Senior credit agreement:
Revolving credit facility	$—	$—
Term loan facilities	351,581	350,332
7.5% senior notes	365,000	365,000
	716,581	715,332
Less current maturities	3,736	3,696
Long-term debt	$712,845	$711,636

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

5.             Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates their fair value due to the short-term maturities of these assets and liabilities. The carrying amount of borrowings under the senior credit agreement approximates fair value because the interest rates adjust to market interest rates. The fair value of the 7.5% senior notes, based on a quoted market price, was $385,988,000 at July 2, 2011.

6.             Income Taxes

The income tax provision for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis. Income tax expense recorded in the financial statements differs from the federal statutory income tax rate due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates and changes in estimates of permanent differences and valuation allowances. In the six months ended July 3, 2010, the Company’s effective tax rate was also impacted by the sale of its Italian subsidiary, Daramic S.r.l. (Note 13).

7.             Employee Benefit Plans

The Company and its subsidiaries sponsor multiple defined benefit pension plans and an other postretirement benefit plan. The Company’s pension plans are based in subsidiaries located outside of the United States. The following table provides the components of net periodic benefit cost:

	Pension Plans
	Three Months Ended		Six Months Ended
(in thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Service cost	$399	$326	$779	$677
Interest cost	1,297	1,064	2,527	2,219
Expected return on plan assets	(235)	(183)	(458)	(382)
Amortization of prior service cost	(14)	(12)	(27)	(25)
Recognized net actuarial (gain) loss	20	(6)	39	(12)
Net periodic benefit cost	$1,467	$1,189	$2,860	$2,477

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
(in thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Service cost	$4	$3	$8	$6
Interest cost	34	34	68	68
Recognized net actuarial loss	5	3	10	6
Net periodic benefit cost	$43	$40	$86	$80

8.             Environmental Matters

Environmental obligations are accrued when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value. The Company does not currently anticipate any material loss in excess of the amounts accrued. However, the Company’s future remediation expenses may be affected by a number of uncertainties including, but not limited to, the difficulty in estimating the extent and method of remediation, the evolving nature of environmental regulations and the availability and application of technology. The Company does not expect the resolution of such uncertainties to have a material adverse effect on its consolidated financial position or liquidity. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. At July 2, 2011, the environmental reserve, which is predominately euro-denominated, was

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

$15,963,000, of which $14,089,000 was classified as current in the accompanying condensed consolidated balance sheets.  At January 1, 2011, the environmental reserve was $15,575,000, of which $13,058,000 was classified as current in the accompanying condensed consolidated balance sheets.

In connection with the acquisition of Membrana GmbH (“Membrana”) in 2002, the Company recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for the Company to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. The environmental reserve for the Membrana facility was $15,590,000 and $15,202,000 at July 2, 2011 and January 1, 2011, respectively. The Company anticipates that expenditures will be made over the next three to five years.

The Company has indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel N.V. (“Akzo”), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. The Company receives indemnification payments under the indemnification agreements as expenditures are made against approved claims. At July 2, 2011 and January 1, 2011, amounts receivable under the indemnification agreements were $13,551,000 and $12,465,000, respectively.

9.             Comprehensive Income

Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net income	$29,507	$15,942	$55,188	$33,490
Foreign currency translation adjustment, net of deferred taxes	3,157	4,985	12,864	12,373
Net actuarial gain (loss) and prior service credit, net of deferred taxes	(148)	58	(516)	103
Comprehensive income	$32,516	$20,985	$67,536	$45,966

10.          Government Grants

On February 1, 2010, the Company finalized an agreement with the U.S. Department of Energy (“DOE”), formally awarding the Company a grant of $49,264,000 to help fund an estimated $102,000,000 expansion of its U.S. lithium battery separator production capacity.  The Company was also awarded state and local grants in connection with certain of its U.S. expansions.

For the six months ended July 2, 2011, the Company recognized total grant awards of $13,429,000, of which $11,714,000 and $1,715,000 was recorded as an offset to property, plant and equipment and operating expenses, respectively.  For the six months ended July 3, 2010, the Company recognized total grant awards of $7,634,000, of which $6,147,000 and $1,487,000 was recorded as an offset to property, plant and equipment and operating expenses, respectively.  At July 2, 2011 and January 1, 2011, amounts due from government agencies were $3,877,000 and $2,546,000, respectively.

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

11.          Related Party Transactions

The Company’s German subsidiary has a 33% equity investment in a patent and trademark service provider and a 25% equity investment in a research company. The investments are accounted for under the equity method of accounting and were $659,000 and $585,000 at July 2, 2011 and January 1, 2011, respectively. Charges from the affiliates for work performed were $232,000 and $513,000 for the three and six months ended July 2, 2011, respectively. Charges from the affiliates for work performed were $256,000 and $637,000 for the three and six months ended July 3, 2010, respectively. Amounts due to the affiliates were $49,000 and $99,000 at July 2, 2011 and January 1, 2011, respectively.

12.          Noncontrolling Interest

In 2010, the Company entered into a joint venture agreement with a customer, Camel Group Co., Ltd. (“Camel”), a leading battery manufacturer in China, to produce lead-acid battery separators primarily for Camel’s use. The joint venture, Daramic Xiangfan Battery Separator Co., Ltd. (“Daramic Xiangfan”), will be 65% owned by the Company. The joint venture will be located at Camel’s facility and is expected to start production in 2012.

13.          Sale of Italian Subsidiary

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

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

The Company evaluates the performance of segments and allocates resources to segments based on operating income before depreciation and amortization. In addition, it evaluates business segment performance before business restructuring and certain non-recurring costs. Financial information relating to the reportable operating segments is presented below:

	Three Months Ended		Six Months Ended
(in thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net sales to external customers (by major product group):
Lead-acid battery separators	$96,982	$74,906	$191,422	$145,919
Lithium battery separators	50,821	32,592	92,965	62,991
Energy storage	147,803	107,498	284,387	208,910
Healthcare	29,925	25,535	60,456	54,460
Filtration and specialty	18,648	17,085	37,207	32,087
Separations media	48,573	42,620	97,663	86,547
Total net sales to external customers	$196,376	$150,118	$382,050	$295,457

Operating income:
Energy storage	$40,367	$21,195	$75,262	$40,563
Separations media	13,962	12,033	29,268	24,515
Corporate	(1,058)	(530)	(2,093)	(1,058)
Segment operating income	53,271	32,698	102,437	64,020
Business restructuring	—	(1,332)	—	(877)
Non-recurring costs	250	289	500	539
Total operating income	53,021	33,741	101,937	64,358
Reconciling items:
Interest expense, net	8,463	11,037	17,362	23,314
Gain on sale of Italian subsidiary	—	—	—	(3,327)
Foreign currency and other	(894)	(382)	704	(834)
Income before income taxes	$45,452	$23,086	$83,871	$45,205

Depreciation and amortization:
Energy storage	$8,451	$8,387	$16,773	$16,926
Separations media	3,988	3,424	7,749	7,090
Total depreciation and amortization	$12,439	$11,811	$24,522	$24,016

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

The following sets forth condensed consolidating financial statements of the Guarantors and non-Guarantor subsidiaries.

Condensed consolidating balance sheet

July 2, 2011

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$72,603	$23,213	$—	$95,816
Accounts receivable, net	52,616	80,614	—	—	133,230
Inventories	27,410	60,456	—	—	87,866
Prepaid and other	6,891	15,712	232	—	22,835
Total current assets	86,917	229,385	23,445	—	339,747
Due from affiliates	480,681	320,384	338,880	(1,139,945)	—
Investment in subsidiaries	161,696	319,133	532,680	(1,013,509)	—
Property, plant and equipment, net	174,525	313,382	—	—	487,907
Goodwill	—	—	469,319	—	469,319
Intangibles and loan acquisition costs, net	—	—	144,368	—	144,368
Other	157	12,888	—	—	13,045
Total assets	$903,976	$1,195,172	$1,508,692	$(2,153,454)	$1,454,386

Liabilities and shareholders’ equity
Accounts payable and accrued liabilities	$34,642	$53,915	$3,749	$—	$92,306
Income taxes payable	—	10,338	(399)	—	9,939
Current portion of debt	—	507	3,229	—	3,736
Total current liabilities	34,642	64,760	6,579	—	105,981
Due to affiliates	472,444	284,559	382,942	(1,139,945)	—
Debt, less current portion	—	48,226	664,619	—	712,845
Pension and postretirement benefits, less current portion	2,854	77,353	—	—	80,207
Deferred income taxes and other	46,178	54,623	146	—	100,947
Shareholders’ equity	347,858	665,651	454,406	(1,013,509)	454,406
Total liabilities and shareholders’ equity	$903,976	$1,195,172	$1,508,692	$(2,153,454)	$1,454,386

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

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Condensed consolidating statement of income

For the three months ended July 2, 2011

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net sales	$73,173	$123,203	$—	$—	$196,376
Cost of goods sold	22,231	86,631	—	—	108,862
Gross profit	50,942	36,572	—	—	87,514
Selling, general and administrative expenses	19,117	14,253	1,123	—	34,493
Operating income (loss)	31,825	22,319	(1,123)	—	53,021
Interest expense and other	(2,077)	1,070	8,576	—	7,569
Equity in earnings of subsidiaries	—	—	(32,898)	32,898	—
Income before income taxes	33,902	21,249	23,199	(32,898)	45,452
Income taxes	15,333	6,920	(6,308)	—	15,945
Net income	$18,569	$14,329	$29,507	$(32,898)	$29,507

Condensed consolidating statement of income
For the three months ended July 3, 2010

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net sales	$52,135	$97,983	$—	$—	$150,118
Cost of goods sold	22,323	66,657	—	—	88,980
Gross profit	29,812	31,326	—	—	61,138
Selling, general and administrative expenses	17,411	10,789	529	—	28,729
Business restructuring	—	(1,332)	—	—	(1,332)
Operating income (loss)	12,401	21,869	(529)	—	33,741
Interest expense and other	(2,050)	1,871	10,834	—	10,655
Equity in earnings of subsidiaries	—	—	(19,795)	19,795	—
Income before income taxes	14,451	19,998	8,432	(19,795)	23,086
Income taxes	8,775	5,879	(7,510)	—	7,144
Net income	$5,676	$14,119	$15,942	$(19,795)	$15,942

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Condensed consolidating statement of income

For the six months ended July 2, 2011

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net sales	$134,918	$247,132	$—	$—	$382,050
Cost of goods sold	41,621	173,449	—	—	215,070
Gross profit	93,297	73,683	—	—	166,980
Selling, general and administrative expenses	36,132	26,684	2,227	—	65,043
Operating income (loss)	57,165	46,999	(2,227)	—	101,937
Interest expense and other	(2,914)	3,575	17,405	—	18,066
Equity in earnings of subsidiaries	—	—	(66,413)	66,413	—
Income before income taxes	60,079	43,424	46,781	(66,413)	83,871
Income taxes	24,297	12,793	(8,407)	—	28,683
Net income	$35,782	$30,631	$55,188	$(66,413)	$55,188

Condensed consolidating statement of income

For the six months ended July 3, 2010

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net sales	$98,328	$197,129	$—	$—	$295,457
Cost of goods sold	43,147	132,833	—	—	175,980
Gross profit	55,181	64,296	—	—	119,477
Selling, general and administrative expenses	33,435	21,504	1,057	—	55,996
Business restructuring	201	(1,078)	—	—	(877)
Operating income (loss)	21,545	43,870	(1,057)	—	64,358
Interest expense and other	(5,020)	905	23,268	—	19,153
Equity in earnings of subsidiaries	—	—	(43,369)	43,369	—
Income before income taxes	26,565	42,965	19,044	(43,369)	45,205
Income taxes	15,128	11,033	(14,446)	—	11,715
Net income	$11,437	$31,932	$33,490	$(43,369)	$33,490

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Condensed consolidating statement of cash flows

For the six months ended July 2, 2011

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$61,590	$27,705	$(21,422)	$2,029	$69,902
Investing activities:
Purchases of property, plant and equipment, net	(46,738)	(24,206)	—	—	(70,944)
Net cash used in investing activities	(46,738)	(24,206)	—	—	(70,944)
Financing activities:
Principal payments on debt	—	(251)	(2,422)	—	(2,673)
Proceeds from stock option exercises	—	—	5,008	—	5,008
Intercompany transactions, net	(14,852)	6,594	10,287	(2,029)	—
Other	—	—	(21)	—	(21)
Net cash provided by (used in) financing activities	(14,852)	6,343	12,852	(2,029)	2,314
Effect of exchange rate changes on cash and cash equivalents	—	4,589	—	—	4,589
Net increase (decrease) in cash and cash equivalents	—	14,431	(8,570)	—	5,861
Cash and cash equivalents at beginning of period	—	58,172	31,783	—	89,955
Cash and cash equivalents at end of period	$—	$72,603	$23,213	$—	$95,816

Condensed consolidating statement of cash flows

For the six months ended July 3, 2010

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$49,034	$40,931	$(22,595)	$5,791	$73,161
Investing activities:
Purchases of property, plant and equipment, net	(20,843)	(3,658)	—	—	(24,501)
Payments associated with the stock sale of Italian subsidiary, net	—	(14,908)	—	—	(14,908)
Net cash used in investing activities	(20,843)	(18,566)	—	—	(39,409)
Financing activities:
Principal payments on debt	—	(226)	(8,747)	—	(8,973)
Proceeds from stock option exercises	—	—	845	—	845
Intercompany transactions, net	(27,549)	(2,704)	36,044	(5,791)	—
Net cash provided by (used in) financing activities	(27,549)	(2,930)	28,142	(5,791)	(8,128)
Effect of exchange rate changes on cash and cash equivalents	(642)	(4,236)	—	—	(4,878)
Net increase in cash and cash equivalents	—	15,199	5,547	—	20,746
Cash and cash equivalents at beginning of period	—	45,585	69,390	—	114,975
Cash and cash equivalents at end of period	$—	$60,784	$74,937	$—	$135,721

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

We are experiencing strong demand and operating at high rates of capacity utilization in both of our business segments. Since August 2009, we have initiated significant capacity expansions in all of our businesses, including our latest announcement in July 2011 for an additional $105.0 million investment in lithium separator capacity at our Concord, NC facility.  Capacity from these expansions started to come online during the first half of 2011 and will continue to come online in late 2011 and throughout 2012 and 2013. We believe long-term demand drivers in our businesses remain positive, and we will continue to assess capacity needs and make investments to capitalize on these future growth opportunities.

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

Lithium batteries are the power source in a wide variety of applications, including consumer electronics applications such as notebook computers, tablets, mobile phones and cordless power tools, and emerging applications such as EDVs and electricity grid storage or energy storage systems (“ESS”). Growth in lithium batteries is being driven by strong demand in consumer electronic applications and accelerating demand in EDVs. In order to meet the growing demand, we have initiated the following capacity expansions:

Facility	Estimated Cost (millions)		Actual or Expected Start-up Time	Target Applications
Charlotte, NC/Concord, NC	$102.0	*	1st quarter 2011/Mid-2012	EDV
Charlotte, NC	32.0		Late 2011	EDV
Concord, NC	65.0		Late 2012	EDV
Concord, NC	105.0		Late 2013	EDV
Ochang, Korea	30.0		Late 2011	Consumer electronics

* Partially funded by a $49.3 million grant from the U.S. Department of Energy (“DOE”).

In the lead-acid battery market, the high proportion of aftermarket replacement sales and the steady growth of the worldwide fleet of motor vehicles provide us with a growing recurring revenue base in lead-acid battery separators. Worldwide demand for lead-acid battery separators is expected to continue to grow at slightly more than annual economic growth. The Asia-Pacific region is the fastest growing market for lead-acid battery separators. Growth in this region is driven by the increasing penetration of automobile ownership, growth in industrial and manufacturing sectors, export incentives and ongoing conversion to the polyethylene-based membrane separators we produce. We have positioned ourselves to benefit from growth in Asia by expanding capacity at our Prachinburi, Thailand facility; acquiring battery separator manufacturing assets and subsequently expanding our operations in Bangalore, India; acquiring a production facility in Tianjin, China; establishing an Asian Technical Center in Thailand; and entering into a joint venture with a customer, Camel Group Co., Ltd. (“Camel”), to produce lead-acid battery separators in China primarily for Camel’s use, that is expected to start production in 2012. In February 2011, we approved an additional expansion at our Prachinburi, Thailand facility to be completed by mid-2012.

Separations Media Segment

In the separations media segment, our filtration membranes and modules are used in healthcare and high-performance filtration and specialty applications. We believe that the separations media segment will continue to benefit from continued growth in demand for higher levels of purity in a growing number of applications.

Healthcare applications include hemodialysis, blood oxygenation and plasmapheresis. Growth in demand for hemodialysis membranes is driven by the increasing worldwide population of end-stage renal disease patients. We believe that conversion to single-use dialyzers and increasing treatment frequency will result in additional dialyzer market growth. In the third quarter of 2010, we began a $25.0 million expansion of PUREMA ® hemodialysis membrane production capacity at our Wuppertal, Germany facility and expect to start production and customer qualification in late 2011.

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

Results of Operations

The following table sets forth, for the periods indicated, certain operating data in amount and as a percentage of net sales:

			Percentage of Net Sales
	Three Months Ended		Three Months Ended
($’s in millions)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net sales	$196.4	$150.1	100.0%	100.0%

Gross profit	87.5	61.1	44.6	40.7
Selling, general and administrative expenses	34.5	28.7	17.6	19.1
Business restructuring	—	(1.3)	—	(0.8)
Operating income	53.0	33.7	27.0	22.4
Interest expense, net	8.5	11.0	4.3	7.3
Other	(0.9)	(0.3)	(0.4)	(0.2)
Income before income taxes	45.4	23.0	23.1	15.3
Income taxes	15.9	7.1	8.1	4.7
Net income	$29.5	$15.9	15.0%	10.6%

			Percentage of Net Sales
	Six Months Ended		Six Months Ended
($’s in millions)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net sales	$382.1	$295.5	100.0%	100.0%

Gross profit	167.0	119.5	43.7	40.4
Selling, general and administrative expenses	65.1	56.0	17.0	18.9
Business restructuring	—	(0.9)	—	(0.3)
Operating income	101.9	64.4	26.7	21.8
Interest expense, net	17.4	23.3	4.5	7.9
Other	0.6	(4.1)	0.2	(1.4)
Income before income taxes	83.9	45.2	22.0	15.3
Income taxes	28.7	11.7	7.6	4.0
Net income	$55.2	$33.5	14.4%	11.3%

Comparison of the three months ended July 2, 2011 with the three months ended July 3, 2010

Net sales.  Net sales for the three months ended July 2, 2011 were $196.4 million, an increase of $46.3 million, or 30.8%, from the same period in the prior year. Energy storage sales for the three months ended July 2, 2011 were $147.8 million, an increase of $40.3 million, or 37.5%. Lithium battery separator sales increased by $18.2 million due to strong demand in consumer electronics, growing demand in EDVs and the benefit of new capacity at our Charlotte, NC facility. Lead-acid battery separator sales increased by $22.1 million due to strong demand across all geographic regions, economic improvement over the prior year and foreign currency translation of $4.1 million. In the energy storage segment, we operated at high capacity utilization rates and expect that to continue in the near term.

Separations media sales for the three months ended July 2, 2011 were $48.6 million, an increase of $6.0 million, or 14.1%, from the same period in the prior year, including foreign currency translation of $4.2 million. Healthcare sales increased by $4.4 million, or 17.3%, due to solid demand in hemodialysis and blood oxygenation applications and foreign currency translation. Filtration and specialty product sales increased by $1.6 million, or 9.4%, due to growth across all key applications and foreign currency translation.

Gross profit.  Gross profit as a percent of net sales was 44.6% for the three months ended July 2, 2011, as compared to 40.7% in the same period of the prior year. Energy storage gross profit as a percent of sales was 43.8% for the three months ended July 2, 2011, as compared to 37.8% in the same period of the prior year. The increase in gross profit margin was due to higher production volumes and production efficiencies. Separations media gross profit as a percent of net sales was 46.9% for the three months ended July 2, 2011, which was comparable to 48.1% in the same period of the prior year. During the third quarter, operations at our European facilities shut down production for a period of time for employee vacations, which typically results in lower gross profit margins in the energy storage and separations media segments in the third quarter as compared to the rest of the year.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $5.8 million for the three months ended July 2, 2011 compared to the prior year, primarily due to growth investments.

Interest expense.  Interest expense for the three months ended July 2, 2011 decreased by $2.5 million compared to the prior year, primarily due to the repayment and refinancing of our senior notes in late 2010.

Income taxes.  The income tax provision for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis. The effective tax rate was 35.1% for the three months ended July 2, 2011, as compared to 30.9% for the same period in the prior year. The effective tax rate fluctuates due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates and changes in estimates of permanent differences and valuation allowances.

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

The effect of each of these items on our effective tax rate is quantified in the table below:

	Three Months Ended
	July 2, 2011	July 3, 2010
U.S. federal statutory rate	35.0%	35.0%
State income taxes	1.2	0.6
Mix of income in taxing jurisdictions	(2.6)	(7.5)
Other permanent differences and valuation allowances	1.5	2.8
Total effective tax rate	35.1%	30.9%

Comparison of the six months ended July 2, 2011 with the six months ended July 3, 2010

Net sales.  Net sales for the six months ended July 2, 2011 were $382.1 million, an increase of $86.6 million, or 29.3%, from the same period in the prior year. Energy storage sales for the six months ended July 2, 2011 were $284.4 million, an increase of $75.5 million, or 36.1%. Lithium battery separator sales increased by $30.0 million due to strong demand in consumer electronics, growing demand in EDVs and the benefit of new capacity at our Charlotte, NC facility. Lead-acid battery separator sales increased by $45.5 million due to strong demand across all geographic regions, economic improvement over the prior year and foreign currency translation of $4.3 million.  In the energy storage segment, we operated at high capacity utilization rates and expect that to continue in the near term.

Separations media sales for the six months ended July 2, 2011 were $97.7 million, an increase of $11.1 million, or 12.8%, from the same period in the prior year, including foreign currency translation of $3.8 million. Healthcare sales increased by $6.0 million, or 11.0%, due to strong demand in hemodialysis and blood oxygenation applications and foreign currency translation. Filtration and specialty product sales increased by $5.1 million, or 15.9%, due to growth across all key applications and foreign currency translation.

Gross profit.  Gross profit as a percent of net sales was 43.7% for the six months ended July 2, 2011, as compared to 40.4% in the same period of the prior year. Energy storage gross profit as a percent of sales was 42.7% for the six months ended July 2, 2011, as compared to 37.4% in the same period of the prior year. The increase in gross profit margin was due to higher production volumes and production efficiencies. Separations media gross profit as a percent of net sales was 46.7% for the six months ended July 2, 2011, which was comparable to 47.7% in the same period of the prior year. During the third quarter, operations at our European facilities shut down production for a period of time for employee vacations, which typically results in lower gross profit margins in the energy storage and separations media segments in the third quarter as compared to the rest of the year.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $9.1 million for the six months ended July 2, 2011 compared to the prior year, primarily due to growth investments.

Interest expense.  Interest expense for the six months ended July 2, 2011 decreased by $5.9 million compared to the prior year, primarily due to the repayment and refinancing of our senior notes in late 2010.

Income taxes.  The income tax provision for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis. The effective tax rate was 34.2% for the six months ended July 2, 2011, as compared to 25.9% for the same period in the prior year. The effective tax rate fluctuates due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates and changes in estimates of permanent differences and valuation allowances.

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

The effect of each of these items on our effective tax rate is quantified in the table below:

	Six Months Ended
	July 2, 2011	July 3, 2010
U.S. federal statutory rate	35.0%	35.0%
State income taxes	1.2	0.6
Mix of income in taxing jurisdictions	(2.1)	(7.5)
Other permanent differences and valuation allowances	0.1	1.4
Sale of Italian subsidiary	—	(3.6)
Total effective tax rate	34.2%	25.9%

Liquidity and Capital Resources

Cash and cash equivalents increased by $5.9 million since January 1, 2011, as cash from operations was used to fund capital expenditures associated with capacity expansion projects.

Operating activities.  Net cash provided by operating activities was $69.9 million in the six months ended July 2, 2011, consisting of cash generated from operations of $99.0 million, partially offset by an increase in operating assets and liabilities of $29.1 million. Accounts receivable increased due to higher sales across both business segments. Days sales outstanding was consistent with the prior year, and we have not experienced significant changes in accounts receivable aging or customer payment terms and believe that we have adequately provided for potential bad debts. Inventory increased due to the timing of production and customer orders. Inventory is generally not subject to obsolescence and does not have a shelf life, and we do not believe there is a significant risk of inventory impairment. Accounts payable and accrued liabilities decreased due to timing of payments.

Investing activities.  In the six months ended July 2, 2011, total capital expenditures were $70.9 million, net of DOE grant awards of $11.7 million. Total capital spending for fiscal year 2011, based on currently approved projects, is expected to be approximately $200.0 million, net of DOE grant awards.

Financing activities.  During the six months ended July 2, 2011, financing activities consisted primarily of scheduled principal payments under our credit agreement and proceeds from the exercise of stock options. During the same period of the prior year, we made a $7.1 million mandatory prepayment associated with the 2009 excess cash flow calculation as defined in our credit agreement.

We intend to fund our ongoing operations with cash on hand, cash generated by operations and borrowings under the senior secured credit agreement.

Our senior secured credit agreement provides for a U.S. dollar term loan facility ($302.9 million outstanding at July 2, 2011), a euro term loan facility ($48.7 million outstanding at July 2, 2011) and a $90.0 million revolving credit facility. At July 2, 2011, we had $87.2 million of borrowings available under the revolving credit facility, consisting of the $90.0 million facility less undrawn standby letters of credit. The term loans mature in July 2014 and the revolving credit facility matures in July 2013. Interest rates under the senior secured credit agreement are, at our option, equal to either an alternate base rate or Eurocurrency base rate plus a specified margin. At July 2, 2011, interest rates on the U.S. dollar term loan and euro term loan were 2.19% and 3.27%, respectively.

When loans are outstanding under the revolving credit facility, we are required to maintain a senior leverage ratio of indebtedness to Adjusted EBITDA of less than 3.00 to 1.00. At July 2, 2011, our senior leverage ratio was 1.34 to 1.00 and therefore, had no effect on borrowings available under the revolving credit facility. Adjusted EBITDA, as defined under the senior secured credit agreement, was as follows:

(in millions)	Twelve Months Ended July 2, 2011
Net income	$85.3
Add/Subtract:
Depreciation and amortization expense	48.5
Interest expense, net	40.8
Income taxes	41.9
Stock-based compensation	3.3
Foreign currency loss	0.9
Loss on disposal of property, plant and equipment	1.2
Business restructuring	0.1
Costs related to purchase of 8.75% senior subordinated notes	2.3
Costs related to the FTC litigation	1.0
Other non-cash or non-recurring charges	(0.2)
Adjusted EBITDA	$225.1

The calculation of the senior leverage ratio, as defined under the senior secured credit agreement, as of July 2, 2011 was as follows:

(in millions)
Indebtedness (1)	$301.6
Adjusted EBITDA	$225.1
Actual leverage ratio	1.34x

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

Future debt service payments are expected to be paid out of cash flows from operations, borrowings on our revolving credit facility and future refinancing of our debt. Our cash interest requirements for the next twelve months are estimated to be $36.2 million.

We believe we have sufficient liquidity to meet our cash requirements over both the short (next twelve months) and long term (in relation to our debt service requirements). In evaluating the sufficiency of our liquidity, we considered cash on hand, expected cash flow to be generated from operations and available borrowings under our senior secured credit agreement compared to our anticipated cash requirements for debt service, working capital, cash taxes and capital expenditures and funding requirements for long-term liabilities. We anticipate that our cash on hand and operating cash flow, together with borrowings under the revolving credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due for at least the next twelve months. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. See “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K and “Risk Factors” in Amendment No. 2 to the Registration Statement on Form S-4 filed on May 13, 2011 (Commission File No. 333-173313).

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

Foreign Operations

As of July 2, 2011, we manufacture our products at 14 strategically located facilities in North America, Europe and Asia. Net sales from the foreign locations were approximately $247.1 million and $201.5 million for the six months ended July 2, 2011 and July 3, 2010, respectively. Typically, we sell our products in the currency of the country where the manufacturing facility that produces the product is located. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on our business or market opportunities within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.

Environmental matters

Environmental obligations are accrued when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value. We do not currently anticipate any material loss in excess of the amounts accrued. Future remediation expenses may be affected by a number of uncertainties including, but not limited to, the difficulty in estimating the extent and method of remediation, the evolving nature of environmental regulations and the availability and application of technology. We do not expect the resolution of such uncertainties to have a material adverse effect on our consolidated financial position or liquidity. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. At July 2, 2011, environmental reserves, which are predominately euro-denominated, were $16.0 million.

In connection with the acquisition of Membrana GmbH (“Membrana”) in 2002, we recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for us to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. At July 2, 2011, the environmental reserve for the Membrana facility was $15.6 million. We anticipate that expenditures will be made over the next three to five years.

We have indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel N.V. (“Akzo”), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. We will receive indemnification payments under the indemnification agreements as expenditures are made against approved claims. At July 2, 2011, amounts receivable under the indemnification agreements were $13.6 million.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Standards

See Note 2 to the condensed consolidated financial statements for information related to new accounting standards.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, which are potential losses arising from adverse changes in market rates and prices, such as interest rates and foreign exchange fluctuations. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest rate risk

At July 2, 2011, we had fixed rate debt of $365.0 million and variable rate debt of $351.6 million. To reduce the interest rate risk inherent in our variable rate debt, we may utilize interest rate derivatives. As of July 2, 2011, there were no outstanding interest rate derivatives. The pre-tax earnings and cash flow impact resulting from a 100 basis point increase in interest rates on our variable rate debt, holding other variables constant, would be $3.5 million per year.

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

The dollar/euro exchange rates used in our financial statements for the periods ended as set forth below were as follows:

	July 2, 2011	July 3,2010
Period end rate	1.4504	1.2538
Period average rate for the three months ended	1.4397	1.2764
Period average rate for the six months ended	1.4028	1.3310

Our strategy for management of currency risk relies primarily on conducting our operations in a country’s respective currency and may, from time to time, involve foreign currency derivatives. As of July 2, 2011, we did not have any foreign currency derivatives outstanding.

Item 4.  Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) was performed under the supervision, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 2, 2011 to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended July 2, 2011, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

On March 20, 2008, we received a letter from the United States Federal Trade Commission (the “FTC”) requesting that we voluntarily provide certain documents and information to the FTC regarding our acquisition of Microporous Holding Corporation, the parent company of Microporous Products L.P. (“Microporous”), which was completed on February 29, 2008. The letter stated that the FTC was conducting an investigation to determine whether the Microporous acquisition will substantially lessen competition in any relevant market and thereby violate federal antitrust laws. We voluntarily responded to the letter in writing and through supplemental telephone conversations and meetings.

On April 7, 2008, we and our wholly-owned subsidiary, Daramic LLC, each received from the FTC a subpoena and interrogatories requesting substantially similar documents and information as requested in the FTC’s initial letter, as well as additional documents and information. We responded fully to this request and met on several occasions with various members of the FTC staff and FTC commissioners (“Commissioners”) in an effort to answer their questions and resolve the investigation.

On September 9, 2008, the FTC issued an administrative complaint against us alleging that our actions and the acquisition of Microporous have substantially lessened competition in North American markets for lead-acid battery separators. We filed an answer to the complaint on October 15, 2008 denying the material allegations of the complaint. The matter was presented before an Administrative Law Judge (“ALJ”) of the FTC and the hearing concluded on June 12, 2009. In October 2009, the ALJ granted our request to re-open the record to take additional evidence. On February 22, 2010, the FTC’s ALJ issued an initial decision in which he recommended to the FTC that it order us to divest substantially all of the acquired Microporous assets, which include the manufacturing facilities located in Piney Flats, Tennessee and Feistritz, Austria and restore the competitive environment to that which existed prior to the acquisition, while ruling in our favor on other portions of the complaint. On March 15, 2010, we filed a Notice of Appeal with the FTC. On November 5, 2010, we were notified that the Commissioners affirmed the relief initially granted by the FTC’s ALJ issued on February 22, 2010. The Commissioners ordered that we proceed with the ALJ’s recommendations to divest substantially all of the Microporous assets acquired in February 2008.

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

10.1

Polypore International, Inc. 2007 Stock Incentive Plan (amended and restated effective as of May 12, 2011) (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed on May 13, 2011 (Commission File No. 333-174172) (the “May 13, 2011 Form S-8”))

10.2

Form of Restricted Stock Grant Notice and Agreement under the Polypore International, Inc. 2007 Stock Incentive Plan (amended and restated effective as of May 12, 2011) (incorporated by reference to Exhibit 99.2 to the May 13, 2011 Form S-8)

10.3

Form of Option Grant Notice and Agreement under the Polypore International, Inc. 2007 Stock Incentive Plan (amended and restated effective as of May 12, 2011) (incorporated by reference to Exhibit 99.3 to the May 13, 2011 Form S-8)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2011		POLYPORE INTERNATIONAL, INC.
(Registrant)

	By:	/s/ Robert B. Toth
Robert B. Toth
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Lynn Amos
Lynn Amos
Chief Financial Officer
(principal financial officer and principal accounting officer)