Form 10-Q
period 2011-10-01
Polypore International, Inc.
filed 2011-11-04
CIK 1292556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 1, 2011

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

There were 46,498,087 shares of the registrant’s common stock outstanding as of October 26, 2011.

Polypore International, Inc.

Index to Quarterly Report on Form 10-Q

For the Three Months Ended October 1, 2011

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Polypore International, Inc.

Condensed consolidated balance sheets

(in thousands, except share data)	October 1, 2011 (unaudited)	January 1, 2011*

Assets
Current assets:
Cash and cash equivalents	$104,192	$89,955
Accounts receivable, net	124,322	116,716
Inventories	88,557	76,954
Deferred income taxes	2,124	2,241
Prepaid and other	19,198	14,958
Total current assets	338,393	300,824
Property, plant and equipment, net	499,810	415,297
Goodwill	469,319	469,319
Intangibles and loan acquisition costs, net	138,788	152,556
Other	12,823	10,500
Total assets	$1,459,133	$1,348,496

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$29,087	$29,585
Accrued liabilities	67,444	67,099
Income taxes payable	5,523	5,262
Current portion of debt	3,702	3,696
Total current liabilities	105,756	105,642
Debt, less current portion	708,607	711,636
Pension and postretirement benefits, less current portion	75,658	71,986
Deferred income taxes	88,169	66,158
Other	14,807	15,024
Commitments and contingencies

Shareholders’ equity:
Preferred stock — 15,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value — 200,000,000 shares authorized, 46,498,087 and 45,582,557 issued and outstanding at October 1, 2011 and January 1, 2011	465	456
Paid-in capital	508,342	497,160
Accumulated deficit	(41,630)	(120,423)
Accumulated other comprehensive income (loss)	(3,387)	269
Total Polypore shareholders’ equity	463,790	377,462
Noncontrolling interest	2,346	588
Total shareholders’ equity	466,136	378,050
Total liabilities and shareholders’ equity	$1,459,133	$1,348,496

* Derived from audited consolidated financial statements

See notes to condensed consolidated financial statements

Polypore International, Inc.

Condensed consolidated statements of income (unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net sales	$190,062	$151,650	$572,112	$447,107
Cost of goods sold	113,158	94,362	328,228	270,342
Gross profit	76,904	57,288	243,884	176,765
Selling, general and administrative expenses	33,086	28,277	98,129	84,273
Business restructuring	—	91	—	(786)
Operating income	43,818	28,920	145,755	93,278
Other (income) expense:
Interest expense, net	8,504	12,125	25,866	35,439
Gain on sale of Italian subsidiary	—	—	—	(3,327)
Foreign currency and other	(357)	47	347	(787)
	8,147	12,172	26,213	31,325
Income before income taxes	35,671	16,748	119,542	61,953
Income taxes	12,066	4,376	40,749	16,091
Net income	$23,605	$12,372	$78,793	$45,862

Net income per share:
Basic	$0.51	$0.28	$1.71	$1.03
Diluted	$0.50	$0.27	$1.67	$0.99

Weighted average shares outstanding:
Basic	46,434,965	44,527,914	46,079,584	44,494,644
Diluted	47,215,037	46,641,636	47,050,245	46,277,995

See notes to condensed consolidated financial statements

Polypore International, Inc.

Condensed consolidated statements of cash flows (unaudited)

	Nine Months Ended
(in thousands)	October 1, 2011	October 2, 2010
Operating activities:
Net income	$78,793	$45,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	25,244	23,716
Amortization expense	12,419	12,295
Amortization of loan acquisition costs	1,837	1,941
Stock-based compensation	4,552	1,672
Loss on disposal of property, plant and equipment	175	59
Foreign currency gain	(116)	(395)
Deferred income taxes	22,762	3,190
Business restructuring	—	(786)
Gain on sale of Italian subsidiary	—	(3,327)
Changes in operating assets and liabilities:
Accounts receivable	(6,577)	2,579
Inventories	(11,783)	(4,102)
Prepaid and other current assets	(2,318)	2,693
Accounts payable and accrued liabilities	(1,105)	22,531
Income taxes payable	45	2,874
Other, net	(1,752)	1,710
Net cash provided by operating activities	122,176	112,512
Investing activities:
Purchases of property, plant and equipment, net	(111,319)	(41,467)
Payments associated with the stock sale of Italian subsidiary, net	—	(14,908)
Net cash used in investing activities	(111,319)	(56,375)
Financing activities:
Payments for loan acquisition costs	(627)	—
Principal payments on debt	(3,598)	(9,900)
Proceeds from stock option exercises	6,639	1,019
Noncontrolling interest	540	—
Net cash provided by (used in) financing activities	2,954	(8,881)
Effect of exchange rate changes on cash and cash equivalents	426	503
Net increase in cash and cash equivalents	14,237	47,759
Cash and cash equivalents at beginning of period	89,955	114,975
Cash and cash equivalents at end of period	$104,192	$162,734

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all majority owned subsidiaries after elimination of intercompany accounts and transactions.  The unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, the unaudited condensed consolidated financial statements and notes do not contain certain information included in the Company’s annual financial statements. In the opinion of management, all normal and recurring adjustments that are necessary for a fair presentation have been made. Certain amounts previously presented in the condensed consolidated financial statements for prior periods have been reclassified to conform to current classifications. Operating results for the three months ended October 1, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

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

In September 2011, the FASB amended the guidance on the annual testing of goodwill for impairment. The amended guidance will allow companies to assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

3.                                      Inventories

Inventories are carried at the lower of cost or market using the first-in, first-out method of accounting and consist of:

(in thousands)	October 1, 2011	January 1, 2011
Raw materials	$35,450	$31,304
Work-in-process	12,907	13,434
Finished goods	40,200	32,216
	$88,557	$76,954

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

4.                                      Debt

Debt, in order of priority, consists of:

(in thousands)	October 1, 2011	January 1, 2011
Senior credit agreement:
Revolving credit facility	$—	$—
Term loan facilities	347,309	350,332
7.5% senior notes	365,000	365,000
	712,309	715,332
Less current maturities	3,702	3,696
Long-term debt	$708,607	$711,636

5.                                      Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates their fair value due to the short-term maturities of these assets and liabilities. The carrying amount of borrowings under the senior credit agreement approximates fair value because the interest rates adjust to market interest rates. The fair value of the 7.5% senior notes, based on a quoted market price, was $366,825,000 at October 1, 2011.

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

7.                                      Employee Benefit Plans

The Company and its subsidiaries sponsor multiple defined benefit pension plans and an other postretirement benefit plan. The Company’s pension plans are based in subsidiaries located outside of the United States. The following table provides the components of net periodic benefit cost:

	Pension Plans
	Three Months Ended		Nine Months Ended
(in thousands)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Service cost	$395	$331	$1,174	$1,008
Interest cost	1,276	1,078	3,803	3,297
Expected return on plan assets	(231)	(185)	(689)	(567)
Amortization of prior service cost	(14)	(13)	(41)	(38)
Recognized net actuarial (gain) loss	19	(6)	58	(18)
Net periodic benefit cost	$1,445	$1,205	$4,305	$3,682

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
(in thousands)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Service cost	$4	$4	$12	$10
Interest cost	34	34	102	102
Recognized net actuarial loss	5	3	15	9
Net periodic benefit cost	$43	$41	$129	$121

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

8.                                      Environmental Matters

Environmental obligations are accrued when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value. The Company does not currently anticipate any material loss in excess of the amounts accrued. However, the Company’s future remediation expenses may be affected by a number of uncertainties including, but not limited to, the difficulty in estimating the extent and method of remediation, the evolving nature of environmental regulations and the availability and application of technology. The Company does not expect the resolution of such uncertainties to have a material adverse effect on its consolidated financial position or liquidity. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. At October 1, 2011, the environmental reserve, which is predominately euro-denominated, was $13,940,000, of which $12,293,000 was classified as current in the accompanying condensed consolidated balance sheets.  At January 1, 2011, the environmental reserve was $15,575,000, of which $13,058,000 was classified as current in the accompanying condensed consolidated balance sheets.

In connection with the acquisition of Membrana GmbH (“Membrana”) in 2002, the Company recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for the Company to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. The environmental reserve for the Membrana facility was $13,567,000 and $15,202,000 at October 1, 2011 and January 1, 2011, respectively. The Company anticipates that expenditures will be made over the next three to five years.

The Company has indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel N.V. (“Akzo”), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. The Company receives indemnification payments under the indemnification agreements as expenditures are made against approved claims. At October 1, 2011 and January 1, 2011, amounts receivable under the indemnification agreements were $12,620,000 and $12,465,000, respectively.

9.                                      Comprehensive Income

Comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net income	$23,605	$12,372	$78,793	$45,862
Foreign currency translation adjustment, net of deferred taxes	(16,447)	320	(3,583)	12,693
Net actuarial gain (loss) and prior service credit, net of deferred taxes	443	(69)	(73)	34
Comprehensive income	$7,601	$12,623	$75,137	$58,589

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

For the nine months ended October 1, 2011, the Company recognized total grant awards of $21,512,000, of which $18,693,000 and $2,819,000 was recorded as an offset to property, plant and equipment and operating expenses, respectively. For the nine months ended October 2, 2010, the Company recognized total grant awards of $11,431,000, of which $9,152,000 and

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

$2,279,000 was recorded as an offset to property, plant and equipment and operating expenses, respectively. At October 1, 2011 and January 1, 2011, amounts due from government agencies were $2,285,000 and $2,546,000, respectively.

11.                               Related Party Transactions

The Company’s German subsidiary has a 33% equity investment in a patent and trademark service provider and a 25% equity investment in a research company. The investments are accounted for under the equity method of accounting and were $613,000 and $585,000 at October 1, 2011 and January 1, 2011, respectively. Charges from the affiliates for work performed were $284,000 and $797,000 for the three and nine months ended October 1, 2011, respectively. Charges from the affiliates for work performed were $405,000 and $1,042,000 for the three and nine months ended October 2, 2010, respectively. Amounts due to the affiliates were $33,000 and $99,000 at October 1, 2011 and January 1, 2011, respectively.

12.                               Noncontrolling Interest

In 2010, the Company entered into a joint venture agreement with a customer, Camel Group Co., Ltd. (“Camel”), a leading battery manufacturer in China, to produce lead-acid battery separators primarily for Camel’s use. The joint venture, Daramic Xiangfan Battery Separator Co., Ltd. (“Daramic Xiangfan”), is 65% owned by the Company. The joint venture is located at Camel’s facility and is expected to start production in 2012.

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

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

The Company evaluates the performance of segments and allocates resources to segments based on operating income before depreciation and amortization. In addition, it evaluates business segment performance before business restructuring and certain non-recurring and other costs. Financial information relating to the reportable operating segments is presented below:

	Three Months Ended		Nine Months Ended
(in thousands)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net sales to external customers (by major product group):
Lead-acid battery separators	$89,887	$79,154	$281,309	$225,073
Lithium battery separators	56,070	34,143	149,035	97,134
Energy storage	145,957	113,297	430,344	322,207
Healthcare	27,986	22,941	88,442	77,401
Filtration and specialty	16,119	15,412	53,326	47,499
Separations media	44,105	38,353	141,768	124,900
Total net sales to external customers	$190,062	$151,650	$572,112	$447,107

Operating income:
Energy storage	$38,601	$23,222	$113,806	$63,809
Separations media	7,852	6,661	37,152	31,203
Segment operating income	46,453	29,883	150,958	95,012
Stock-based compensation	2,459	615	4,552	1,673
Business restructuring	—	91	—	(786)
Non-recurring and other costs	176	257	651	847
Total operating income	43,818	28,920	145,755	93,278
Reconciling items:
Interest expense, net	8,504	12,125	25,866	35,439
Gain on sale of Italian subsidiary	—	—	—	(3,327)
Foreign currency and other	(357)	47	347	(787)
Income before income taxes	$35,671	$16,748	$119,542	$61,953

Depreciation and amortization:
Energy storage	$8,886	$8,527	$25,659	$25,453
Separations media	4,255	3,468	12,004	10,558
Total depreciation and amortization	$13,141	$11,995	$37,663	$36,011

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

The following sets forth condensed consolidating financial statements of the Guarantors and non-Guarantor subsidiaries.

Condensed consolidating balance sheet

October 1, 2011

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$72,499	$31,693	$—	$104,192
Accounts receivable, net	52,705	71,617	—	—	124,322
Inventories	31,635	56,922	—	—	88,557
Prepaid and other	5,559	15,670	93	—	21,322
Total current assets	89,899	216,708	31,786	—	338,393
Due from affiliates	513,261	260,158	359,745	(1,133,164)	—
Investment in subsidiaries	180,448	317,101	540,068	(1,037,617)	—
Property, plant and equipment, net	199,957	299,853	—	—	499,810
Goodwill	—	—	469,319	—	469,319
Intangibles and loan acquisition costs, net	—	—	138,788	—	138,788
Other	157	12,666	—	—	12,823
Total assets	$983,722	$1,106,486	$1,539,706	$(2,170,781)	$1,459,133

Liabilities and shareholders’ equity
Accounts payable and accrued liabilities	$32,362	$53,560	$10,609	$—	$96,531
Income taxes payable	—	5,922	(399)	—	5,523
Current portion of debt	—	473	3,229	—	3,702
Total current liabilities	32,362	59,955	13,439	—	105,756
Due to affiliates	513,980	223,011	396,173	(1,133,164)	—
Debt, less current portion	—	44,795	663,812	—	708,607
Pension and postretirement benefits, less current portion	2,725	72,933	—	—	75,658
Deferred income taxes and other	51,439	51,391	146	—	102,976
Shareholders’ equity	383,216	654,401	466,136	(1,037,617)	466,136
Total liabilities and shareholders’ equity	$983,722	$1,106,486	$1,539,706	$(2,170,781)	$1,459,133

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

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Condensed consolidating statement of income
For the three months ended October 1, 2011

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net sales	$71,842	$118,220	$—	$—	$190,062
Cost of goods sold	23,200	89,958	—	—	113,158
Gross profit	48,642	28,262	—	—	76,904
Selling, general and administrative expenses	18,315	12,629	2,142	—	33,086
Operating income (loss)	30,327	15,633	(2,142)	—	43,818
Interest expense and other	(3,007)	1,949	9,205	—	8,147
Equity in earnings of subsidiaries	—	—	(26,439)	26,439	—
Income before income taxes	33,334	13,684	15,092	(26,439)	35,671
Income taxes	15,809	4,770	(8,513)	—	12,066
Net income	$17,525	$8,914	$23,605	$(26,439)	$23,605

Condensed consolidating statement of income
For the three months ended October 2, 2010

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net sales	$54,638	$97,012	$—	$—	$151,650
Cost of goods sold	20,915	73,447	—	—	94,362
Gross profit	33,723	23,565	—	—	57,288
Selling, general and administrative expenses	17,458	10,113	706	—	28,277
Business restructuring	22	69	—	—	91
Operating income (loss)	16,243	13,383	(706)	—	28,920
Interest expense and other	(1,528)	2,746	10,954	—	12,172
Equity in earnings of subsidiaries	—	—	(16,188)	16,188	—
Income before income taxes	17,771	10,637	4,528	(16,188)	16,748
Income taxes	9,299	2,921	(7,844)	—	4,376
Net income	$8,472	$7,716	$12,372	$(16,188)	$12,372

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Condensed consolidating statement of income
For the nine months ended October 1, 2011

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net sales	$206,760	$365,352	$—	$—	$572,112
Cost of goods sold	64,821	263,407	—	—	328,228
Gross profit	141,939	101,945	—	—	243,884
Selling, general and administrative expenses	54,447	39,313	4,369	—	98,129
Operating income (loss)	87,492	62,632	(4,369)	—	145,755
Interest expense and other	(5,921)	5,524	26,610	—	26,213
Equity in earnings of subsidiaries	—	—	(92,852)	92,852	—
Income before income taxes	93,413	57,108	61,873	(92,852)	119,542
Income taxes	40,106	17,563	(16,920)	—	40,749
Net income	$53,307	$39,545	$78,793	$(92,852)	$78,793

Condensed consolidating statement of income
For the nine months ended October 2, 2010

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net sales	$152,966	$294,141	$—	$—	$447,107
Cost of goods sold	64,062	206,280	—	—	270,342
Gross profit	88,904	87,861	—	—	176,765
Selling, general and administrative expenses	50,893	31,617	1,763	—	84,273
Business restructuring	223	(1,009)	—	—	(786)
Operating income (loss)	37,788	57,253	(1,763)	—	93,278
Interest expense and other	(6,548)	3,651	34,222	—	31,325
Equity in earnings of subsidiaries	—	—	(59,557)	59,557	—
Income before income taxes	44,336	53,602	23,572	(59,557)	61,953
Income taxes	24,427	13,954	(22,290)	—	16,091
Net income	$19,909	$39,648	$45,862	$(59,557)	$45,862

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Condensed consolidating statement of cash flows
For the nine months ended October 1, 2011

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$97,315	$46,692	$(23,627)	$1,796	$122,176
Investing activities:
Purchases of property, plant and equipment, net	(74,901)	(36,418)	—	—	(111,319)
Net cash used in investing activities	(74,901)	(36,418)	—	—	(111,319)
Financing activities:
Principal payments on debt	—	(369)	(3,229)	—	(3,598)
Proceeds from stock option exercises	—	—	6,639	—	6,639
Intercompany transactions, net	(22,414)	3,996	20,214	(1,796)	—
Other	—	—	(87)	—	(87)
Net cash provided by (used in) financing activities	(22,414)	3,627	23,537	(1,796)	2,954
Effect of exchange rate changes on cash and cash equivalents	—	426	—	—	426
Net increase (decrease) in cash and cash equivalents	—	14,327	(90)	—	14,237
Cash and cash equivalents at beginning of period	—	58,172	31,783	—	89,955
Cash and cash equivalents at end of period	$—	$72,499	$31,693	$—	$104,192

Condensed consolidating statement of cash flows
For the nine months ended October 2, 2010

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$74,336	$57,043	$(23,507)	$4,640	$112,512
Investing activities:
Purchases of property, plant and equipment, net	(32,413)	(9,054)	—	—	(41,467)
Payments associated with the stock sale of Italian subsidiary, net	—	(14,908)	—	—	(14,908)
Net cash used in investing activities	(32,413)	(23,962)	—	—	(56,375)
Financing activities:
Principal payments on debt	—	(340)	(9,560)	—	(9,900)
Proceeds from stock option exercises	—	—	1,019	—	1,019
Intercompany transactions, net	(42,633)	(3,675)	50,948	(4,640)	—
Net cash provided by (used in) financing activities	(42,633)	(4,015)	42,407	(4,640)	(8,881)
Effect of exchange rate changes on cash and cash equivalents	710	(207)	—	—	503
Net increase in cash and cash equivalents	—	28,859	18,900	—	47,759
Cash and cash equivalents at beginning of period	—	45,585	69,390	—	114,975
Cash and cash equivalents at end of period	$—	$74,444	$88,290	$—	$162,734

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

We are experiencing strong demand and operating at high rates of capacity utilization in both of our business segments. Since August 2009, we have initiated significant capacity expansions, including our latest expansion that started in July 2011 for an additional $105.0 million investment in lithium separator capacity at our Concord, NC facility.  Capacity from these expansions will come online during 2011, 2012 and 2013. We believe long-term demand drivers in our businesses remain positive, and we will continue to assess capacity needs and make investments to capitalize on these future growth opportunities.

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

Lithium batteries are the power source in a wide variety of applications, including consumer electronics applications such as notebook computers, tablets, mobile phones and cordless power tools, and emerging applications such as EDVs and electricity grid storage or energy storage systems (“ESS”). Growth in lithium batteries is being driven by strong demand in consumer electronic applications and accelerating demand in EDVs. A summary of our lithium capacity expansions is as follows:

Facility	Estimated Cost (millions)		Actual or Expected Start-up Time	Target Applications
Charlotte, NC/Concord, NC	$102.0	*	1st quarter 2011/Mid-2012	EDV
Charlotte, NC	32.0		Late 2011	EDV
Concord, NC	65.0		Late 2012	EDV
Concord, NC	105.0		Late 2013	EDV
Ochang, Korea	30.0		3rd quarter 2011	Consumer electronics

* Partially funded by a $49.3 million grant from the U.S. Department of Energy (“DOE”).

In the lead-acid battery market, the high proportion of aftermarket replacement sales and the steady growth of the worldwide fleet of motor vehicles provide us with a growing recurring revenue base in lead-acid battery separators. Worldwide demand for lead-acid battery separators is expected to continue to grow at slightly more than annual economic growth. The Asia-Pacific region is the fastest growing market for lead-acid battery separators. Growth in this region is driven by the increasing penetration of automobile ownership, growth in industrial and manufacturing sectors, export incentives and ongoing conversion to the polyethylene-based membrane separators we produce. We have positioned ourselves to benefit from growth in Asia by expanding capacity at our Prachinburi, Thailand facility; acquiring battery separator manufacturing assets and subsequently expanding our operations in Bangalore, India; acquiring a production facility in Tianjin, China; establishing an Asian Technical Center in Thailand; and entering into a joint venture with a customer, Camel Group Co., Ltd. (“Camel”), to produce lead-acid battery separators in China primarily for Camel’s use, that is expected to start production in mid-2012. In February 2011, we started an additional expansion at our Prachinburi, Thailand facility that is expected to begin production in the second half of 2012.

Separations Media Segment

In the separations media segment, our filtration membranes and modules are used in healthcare and high-performance filtration and specialty applications. We believe that the separations media segment will continue to benefit from continued growth in demand for higher levels of purity in a growing number of applications.

Healthcare applications include hemodialysis, blood oxygenation and plasmapheresis. Growth in demand for hemodialysis membranes is driven by the increasing worldwide population of end-stage renal disease patients. We believe that conversion to single-use dialyzers and increasing treatment frequency will result in additional dialyzer market growth.  In the third quarter of 2011, we completed the expansion of our PUREMA ® hemodialysis membrane production capacity.

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

Critical accounting policies

Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations, and that require the use of complex and subjective estimates based on past experience and management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. These policies are critical to the understanding of our operating results and financial condition and include policies related to the allowance for doubtful accounts, impairment of intangibles and goodwill, pension and other postretirement benefits, and environmental matters. For a discussion of each of these policies, please see the discussion entitled “Critical Accounting Policies” under Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 1, 2011.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data in amount and as a percentage of net sales:

			Percentage of Net Sales
	Three Months Ended		Three Months Ended
($’s in millions)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net sales	$190.1	$151.7	100.0%	100.0%

Gross profit	76.9	57.3	40.5	37.8
Selling, general and administrative expenses	33.1	28.3	17.5	18.6
Business restructuring	—	0.1	—	0.1
Operating income	43.8	28.9	23.0	19.1
Interest expense, net	8.5	12.1	4.4	8.0
Other	(0.4)	—	(0.2)	—
Income before income taxes	35.7	16.8	18.8	11.1
Income taxes	12.1	4.4	6.4	2.9
Net income	$23.6	$12.4	12.4%	8.2%

			Percentage of Net Sales
	Nine Months Ended		Nine Months Ended
($’s in millions)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net sales	$572.1	$447.1	100.0%	100.0%

Gross profit	243.9	176.8	42.6	39.5
Selling, general and administrative expenses	98.1	84.3	17.1	18.8
Business restructuring	—	(0.8)	—	(0.2)
Operating income	145.8	93.3	25.5	20.9
Interest expense, net	25.9	35.4	4.5	7.9
Other	0.4	(4.1)	0.1	(0.9)
Income before income taxes	119.5	62.0	20.9	13.9
Income taxes	40.7	16.1	7.1	3.6
Net income	$78.8	$45.9	13.8%	10.3%

Comparison of the three months ended October 1, 2011 with the three months ended October 2, 2010

Net sales.  Net sales for the three months ended October 1, 2011 were $190.1 million, an increase of $38.4 million, or 25.3%, from the same period in the prior year. Energy storage sales for the three months ended October 1, 2011 were $146.0 million, an increase of $32.7 million, or 28.9%. Lithium battery separator sales increased by $22.0 million due to growing demand in EDVs, growth in consumer electronics and the benefit of new capacity. Lead-acid battery separator sales increased by $10.7 million as strong demand in the Americas and Europe and foreign currency translation of $2.9 million were offset to some extent by the short-term impact in China of a government mandate requiring lead-acid battery producers to demonstrate the proper handling of lead. In the energy storage segment, we operated at high capacity utilization rates and expect that to continue in the near term.

Separations media sales for the three months ended October 1, 2011 were $44.1 million, an increase of $5.7 million, or 14.8%, from the same period in the prior year, including foreign currency translation of $3.1 million. Healthcare sales increased by $5.0 million, or 21.7%, due to solid demand in hemodialysis and blood oxygenation applications and foreign currency translation. Filtration and specialty product sales were comparable to the same period in the prior year.

Gross profit.  During the third quarter of 2011 and 2010, operations at our European facilities shut down production for a period of time for employee holidays, which resulted in lower gross profit margins in the third quarter as compared to the rest of the year. Gross profit as a percent of net sales was 40.5% for the three months ended October 1, 2011, compared to 37.8% in the same period of the prior year. Energy storage gross profit as a percent of sales was 41.8% for the three months ended October 1, 2011, compared to 37.5% in the same period of the prior year. The increase in gross profit margin compared to the prior year period was due to higher production volumes and production efficiencies. Separations media gross profit as a percent of net sales was 36.1% for the three months ended October 1, 2011, compared to 38.5% in the same period of the prior year. The decrease in gross profit margin compared to the prior year period was primarily due to higher energy costs and start-up costs associated with new capacity.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $4.8 million for the three months ended October 1, 2011 compared to the prior year, primarily due to growth investments associated with capacity expansions.

Interest expense.  Interest expense for the three months ended October 1, 2011 decreased by $3.6 million compared to the prior year, primarily due to the repayment and refinancing of our senior notes in late 2010.

Income taxes.  The income tax expense for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis. The effective tax rate was 33.8% for the three months ended October 1, 2011, compared to 26.1% for the same period in the prior year. The effective tax rate fluctuates due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates and changes in estimates of permanent differences and valuation allowances.

The mix of earnings between the tax jurisdictions has a significant impact on the effective tax rate. Each tax jurisdiction has its own set of tax laws and tax rates and income earned by our subsidiaries is taxed independently by these various jurisdictions.

Currently, the applicable statutory income tax rates in the jurisdictions in which we operate range from 0% to 39%. Therefore, the amount of income tax expense in each jurisdiction relative to our consolidated income before income taxes has a significant impact on our annual effective tax rate.

The effect of each of these items on our effective tax rate is quantified in the table below:

	Three Months Ended
	October 1, 2011	October 2, 2010
U.S. federal statutory rate	35.0%	35.0%
State income taxes	1.1	0.7
Mix of income in taxing jurisdictions	(3.6)	(5.9)
Other permanent differences and valuation allowances	1.3	(3.7)
Total effective tax rate	33.8%	26.1%

Comparison of the nine months ended October 1, 2011 with the nine months ended October 2, 2010

Net sales.  Net sales for the nine months ended October 1, 2011 were $572.1 million, an increase of $125.0 million, or 28.0%, from the same period in the prior year. Energy storage sales for the nine months ended October 1, 2011 were $430.3 million, an increase of $108.1 million, or 33.6%. Lithium battery separator sales increased by $51.9 million due to growing demand in EDVs, growth in consumer electronics and the benefit of new capacity. Lead-acid battery separator sales increased by $56.2 million due to strong demand across all geographic regions, economic improvement over the prior year and foreign currency translation of $7.2 million.  In the energy storage segment, we operated at high capacity utilization rates and expect that to continue in the near term.

Separations media sales for the nine months ended October 1, 2011 were $141.8 million, an increase of $16.9 million, or 13.5%, from the same period in the prior year, including foreign currency translation of $6.9 million. Healthcare sales increased by $11.1 million, or 14.3%, due to solid demand in hemodialysis and blood oxygenation applications and foreign currency translation. Filtration and specialty product sales increased by $5.8 million, or 12.2%, due to growth across all key applications and foreign currency translation.

Gross profit.  Gross profit as a percent of net sales was 42.6% for the nine months ended October 1, 2011, compared to 39.5% in the same period of the prior year. Energy storage gross profit as a percent of sales was 42.4% for the nine months ended October 1, 2011, compared to 37.5% in the same period of the prior year. The increase in gross profit margin was due to higher production volumes and production efficiencies. Separations media gross profit as a percent of net sales was 43.4% for the nine months ended October 1, 2011, compared to 44.9% in the same period of the prior year. The decrease in gross profit margin compared to the prior year period was primarily due to higher energy costs and start-up costs associated with new capacity.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $13.8 million for the nine months ended October 1, 2011 compared to the prior year, primarily due to growth investments associated with capacity expansions.

Interest expense.  Interest expense for the nine months ended October 1, 2011 decreased by $9.5 million compared to the prior year, primarily due to the repayment and refinancing of our senior notes in late 2010.

Income taxes.  The income tax expense for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis. The effective tax rate was 34.1% for the nine months ended October 1, 2011, compared to 26.0% for the same period in the prior year. The effective tax rate fluctuates due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates and changes in estimates of permanent differences and valuation allowances.

The mix of earnings between the tax jurisdictions has a significant impact on the effective tax rate. Each tax jurisdiction has its own set of tax laws and tax rates and income earned by our subsidiaries is taxed independently by these various jurisdictions.  Currently, the applicable statutory income tax rates in the jurisdictions in which we operate range from 0% to 39%. Therefore, the amount of income tax expense in each jurisdiction relative to our consolidated income before income taxes has a significant impact on our annual effective tax rate.

The effect of each of these items on our effective tax rate is quantified in the table below:

	Nine Months Ended
	October 1, 2011	October 2, 2010
U.S. federal statutory rate	35.0%	35.0%
State income taxes	1.1	0.7
Mix of income in taxing jurisdictions	(3.6)	(5.9)
Other permanent differences and valuation allowances	1.6	(1.2)
Sale of Italian subsidiary	—	(2.6)
Total effective tax rate	34.1%	26.0%

Liquidity and Capital Resources

Cash and cash equivalents increased by $14.2 million since January 1, 2011, as cash provided by operations was more than sufficient to fund our capacity expansion projects.

Operating activities.  Net cash provided by operating activities was $122.2 million in the nine months ended October 1, 2011, consisting of cash generated from operations of $145.7 million, partially offset by changes in operating assets and liabilities. Accounts receivable increased due to higher sales. Days sales outstanding was consistent with the prior year, and we have not experienced significant changes in accounts receivable aging or customer payment terms and believe that we have adequately provided for potential bad debts. Inventory increased due to the timing of production and customer orders. Inventory is generally not subject to obsolescence and does not have a shelf life, and we do not believe there is a significant risk of inventory impairment.

Investing activities.  In the nine months ended October 1, 2011, total capital expenditures were $111.3 million, net of DOE grant awards of $18.7 million. Total capital expenditures for fiscal year 2011, based on currently approved projects and net of DOE grant awards, are expected to be approximately $175.0 million, which is less than the amount disclosed in the prior quarter due to timing of expenditures.

Financing activities.  During the nine months ended October 1, 2011, financing activities consisted primarily of scheduled principal payments under our credit agreement and proceeds from the exercise of stock options. During the same period of the prior year, we made a $7.1 million mandatory prepayment associated with the 2009 excess cash flow calculation as defined in our credit agreement.

We intend to fund our ongoing operations with cash on hand, cash generated by operations and borrowings under the senior secured credit agreement.

Our senior secured credit agreement provides for a U.S. dollar term loan facility ($302.0 million outstanding at October 1, 2011), a euro term loan facility ($45.3 million outstanding at October 1, 2011) and a $90.0 million revolving credit facility. At October 1, 2011, we had no borrowings or undrawn standby letters of credit outstanding on the revolving credit facility. The term loans mature in July 2014 and the revolving credit facility matures in July 2013. Interest rates under the senior secured credit agreement are, at our option, equal to either an alternate base rate or Eurocurrency base rate plus a specified margin. At October 1, 2011, interest rates on the U.S. dollar term loan and euro term loan were 2.24% and 3.30%, respectively.

When loans are outstanding under the revolving credit facility, we are required to maintain a senior leverage ratio of indebtedness to Adjusted EBITDA of less than 3.00 to 1.00. At October 1, 2011, our senior leverage ratio was 1.23 to 1.00 and therefore, had no effect on borrowings available under the revolving credit facility. Adjusted EBITDA, as defined under the senior secured credit agreement, was as follows:

(in millions)	Twelve Months Ended October 1, 2011
Net income	$96.5
Add/Subtract:
Depreciation and amortization expense	49.5
Interest expense, net	37.2
Income taxes	49.7
Stock-based compensation	5.2
Foreign currency gain	(0.1)
Loss on disposal of property, plant and equipment	1.2
Costs related to purchase of 8.75% senior subordinated notes	2.3
Costs related to the FTC litigation	0.9
Other non-cash or non-recurring charges	(0.2)
Adjusted EBITDA	$242.2

As of October 1, 2011, the calculation of the senior leverage ratio, as defined under the senior secured credit agreement, was as follows:

(in millions)
Indebtedness (1)	$297.3
Adjusted EBITDA	$242.2
Actual leverage ratio	1.23x

(1)          Calculated as the sum of outstanding borrowings under the senior secured credit agreement, less cash on hand (not to exceed $50.0 million).

The senior secured credit agreement contains certain restrictive covenants which, among other things, limit capital spending, the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances, and other matters customarily restricted in such agreements. The agreement also contains certain customary events of default, subject to grace periods, as appropriate. We believe that limitations imposed by the senior secured credit agreement will not significantly inhibit us from meeting our ongoing capital expenditure needs.

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

Foreign Operations

As of October 1, 2011, we manufacture our products at 14 strategically located facilities in North America, Europe and Asia. Net sales from the foreign locations were approximately $365.4 million and $300.1 million for the nine months ended October 1, 2011 and October 2, 2010, respectively. Typically, we sell our products in the currency of the country where the manufacturing facility that produces the product is located. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other actions that would have a direct or indirect adverse impact on our business or market opportunities within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.

Seasonality

Operations at our European production facilities are traditionally subject to shutdowns for approximately one month during the third quarter of each year for employee vacations.  Because of the seasonal fluctuations, comparisons of our operating results for the third quarter of any fiscal year with those of the other quarters during the same fiscal year may be of limited relevance in predicting our future financial performance.

Environmental matters

Environmental obligations are accrued when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value. We do not currently anticipate any material loss in excess of the amounts accrued. Future remediation expenses may be affected by a number of uncertainties including, but not limited to, the difficulty in estimating the extent and method of remediation, the evolving nature of environmental regulations and the availability and application of technology. We do not expect the resolution of such uncertainties to have a material adverse effect on our consolidated financial position or liquidity. Recoveries of environmental costs from other parties are recognized as assets when their receipt is deemed probable. At October 1, 2011, the environmental reserve, which is predominately euro-denominated, was $13.9 million.

In connection with the acquisition of Membrana GmbH (“Membrana”) in 2002, we recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for us to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. At October 1, 2011, the environmental reserve for the Membrana facility was $13.6 million. We anticipate that expenditures will be made over the next three to five years.

We have indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel N.V. (“Akzo”), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. We will receive indemnification payments under the indemnification agreements as expenditures are made against approved claims. At October 1, 2011, amounts receivable under the indemnification agreements were $12.6 million.

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

Interest rate risk

At October 1, 2011, we had fixed rate debt of $365.0 million and variable rate debt of $347.3 million. To reduce the interest rate risk inherent in our variable rate debt, we may utilize interest rate derivatives. As of October 1, 2011, there were no outstanding interest rate derivatives. The pre-tax earnings and cash flow impact resulting from a 100 basis point increase in interest rates on our variable rate debt, holding other variables constant, would be $3.5 million per year.

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

The dollar/euro exchange rates used in our financial statements for the periods ended as set forth below were as follows:

	October 1, 2011	October 2, 2010
Period end rate	1.3508	1.3727
Period average rate for the three months ended	1.4167	1.2927
Period average rate for the nine months ended	1.4075	1.3182

Our strategy for management of currency risk relies primarily on conducting our operations in a country’s respective currency and may, from time to time, involve foreign currency derivatives. As of October 1, 2011, we did not have any foreign currency derivatives outstanding.

Item 4.  Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) was performed under the supervision, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 1, 2011 to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended October 1, 2011, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 4, 2011		POLYPORE INTERNATIONAL, INC.
(Registrant)

	By:	/s/ Robert B. Toth
Robert B. Toth
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Lynn Amos
Lynn Amos
Chief Financial Officer
(principal financial officer and principal accounting officer)