Form 10-K
period 2011-12-31
Polypore International, Inc.
filed 2012-02-27
CIK 1292556

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes    ☐ No

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         The aggregate market value of the voting common stock of the registrant held by non-affiliates at July 1, 2011 was $2,776,368,000, as computed by reference to the closing price of such stock on such date. For purposes of this calculation, executive officers, directors and 5% shareholders are deemed to be affiliates of the registrant.

         There were 46,499,180 shares of the registrant's common stock outstanding as of February 20, 2012.

         DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for the 2012 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2011, are incorporated by reference into Part III.

Polypore International, Inc.
Index to Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2011

        In this Annual Report on Form 10-K, the words "Polypore International," "Company," "we," "us" and "our" refer to Polypore International, Inc. together with its subsidiaries, unless the context indicates otherwise. References to "fiscal year" mean the 52- or 53-week period ending on the Saturday that is closest to December 31. The fiscal years ended December 31, 2011, or "fiscal 2011," January 1, 2011, or "fiscal 2010," and January 2, 2010, or "fiscal 2009," included 52 weeks.

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

        Our products and technologies are used in two primary businesses: energy storage and separations media. The energy storage business produces and markets membranes that provide the critical function of separating the cathode and anode in a variety of battery markets and is comprised of two reportable segments. The electronics and EDVs segment produces and markets membranes for lithium-ion batteries that are used in portable electronic devices, cordless power tools, electric drive vehicles ("EDVs") and emerging applications such as energy storage systems ("ESS"). The transportation and industrial segment produces and markets membranes for lead-acid batteries that are used in automobiles, other motor vehicles, forklifts and uninterruptible power supply systems. The separations media business, which is a reportable segment, produces and markets membranes and membrane modules used in hemodialysis, blood oxygenation, plasmapheresis and various high-performance microfiltration, ultrafiltration and gasification/degasification applications.

        Information concerning segments and geographic information appears under "Note 18—Segment Information" in the notes to consolidated financial statements for the year ended December 31, 2011 included in Item 8 of this Report, which is incorporated herein by reference.

Competitive strengths

Serve end markets that have attractive long-term growth characteristics

        We produce a variety of separation and filtration products for end markets with attractive growth characteristics, which in many cases are supported by a growing recurring revenue base.

  •
  The lithium battery market for consumer electronics is expected to grow in excess of 8% through 2015. The total lithium battery market is expected to grow at a higher rate, driven by the application of lithium battery technology in new markets such as EDVs and ESS. We believe that growth in lithium battery separator demand will exceed battery growth due to increasing demand for large-format lithium batteries used in EDVs and other new applications.

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

        We believe, based on the information above and other company estimates, that we are among the top three in terms of market share (based on revenue and volume) in products comprising a total of approximately 80% of our fiscal 2011 net sales. These products include lead-acid battery separators, lithium battery separators, blood oxygenation membranes and membrane contactors for gasification/degasification of liquids.

Proven innovation through broad product and process technology

        We have established our leading market positions through our ability to utilize core technical expertise and broad product and process capabilities to develop customized solutions that meet demanding requirements in specific applications. Over time, we have demonstrated a commitment to innovation, developing technical expertise and a high level of customer service. As of December 31, 2011, our research and development effort is supported by approximately 100 engineers, scientists, PhDs and other personnel, who work directly with our manufacturing and marketing groups to commercialize innovative products that address market needs. We also maintain technical centers strategically located in Asia, Europe and North America.

        We have leveraged our established filtration and separation technology and membrane expertise to supply a broad portfolio of membranes based on flat sheet, hollow fiber and tubular technology. We are able to draw upon our experiences across multiple end markets and various membrane technologies to create innovative solutions in new niche applications in addition to our existing markets. For example, our Liqui-Cel® Membrane Contactor product line, which combines our blood oxygenation membrane technology with patented module design features, provides superior performance to conventional gasification/degasification methods in multiple sectors such as semiconductor and flat panel display manufacturing, pharmaceutical processing and power and boiler feedwater applications. We believe that our capabilities in product innovation, which combine multiple technologies, a global technical infrastructure and extensive experience in microporous membrane development and manufacturing, are difficult to replicate.

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

Global presence

        As of December 31, 2011, we manufacture, market and service our products through 14 manufacturing sites and 14 sales and service locations throughout the Americas, Europe and Asia, with sales relatively balanced across these regions. In the energy storage business, we remain focused on growth in the Asia Pacific region and on driving worldwide improvements in production efficiency. For example, to better serve our growing lithium battery customers in Asia, we added lithium battery separator finishing capacity in Shanghai, China, and acquired a South Korean lithium battery membrane separator manufacturer, where we completed a capacity expansion in the third quarter of 2011. In our lead-acid battery membrane separator business, we expanded capacity at our Prachinburi, Thailand facility; acquired battery separator manufacturing assets and subsequently expanded our operations in Bangalore, India; acquired a production facility in Tianjin, China; established an Asian Technical center in Thailand; and entered into a joint venture with a customer, Camel Group Co., Ltd. ("Camel"), to produce lead-acid battery separators in China beginning in 2012. We are currently adding additional capacity at our Prachinburi, Thailand facility that is expected to begin production in the second half of 2012.

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

Products and markets

        Our two businesses, energy storage and separations media, are organized into three reportable segments. The following table describes our key products and end markets served:

Segment	Applications	Major brands	End markets
Energy storage— transportation and industrial	Lead-acid batteries	Daramic® Duralife® DARAK® FLEX-SIL® CellForce® ACE-SIL®	Transportation and industrial batteries
Energy storage— electronics and EDVs	Rechargeable and disposable lithium batteries	CELGARD®

Consumer electronics devices (such as mobile phones, audio/video players, notebook computers, tablets and cameras), large format applications (such as power tools), EDVs (bikes, scooters, cars, trucks, buses and industrial utility vehicles) and emerging applications such as energy storage systems

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

Energy storage

        In the energy storage business, our membrane separators are a critical performance component in lithium and lead-acid batteries, performing the core function of regulating ion exchange and thus allowing the charge and discharge process to occur between a battery's positive and negative electrodes. These membrane separators require specialized technical engineering and must be manufactured to extremely demanding requirements and specifications including thickness, porosity, mechanical strength and chemical and electrical resistance. For example, membrane pores must be large enough to allow ions to pass through, but small enough to prevent contamination from conductive particles that cause short circuits. The energy storage business is comprised of two reportable segments, as described below.

Electronics and EDVs

        We develop, manufacture and market a broad line of patented polypropylene and polyethylene monolayer and multilayer membrane separators for lithium batteries that are used in numerous applications such as portable electronic devices, EDVs, cordless power tools and ESS. According to the Institute of Information Technology, unit sales of lithium batteries for consumer electronic devices are expected to experience average annual growth in excess of 8% through 2015. Lithium batteries provide critical performance advantages relative to alternative battery technologies, such as faster charging rates, improved battery life and higher power density, which results in more compact, lightweight batteries. These advantages create the potential for expansion by lithium batteries into additional product designs. Because many new applications are incorporating large-format lithium batteries that require much greater membrane separator volume per battery, we believe that membrane separator growth will exceed battery unit sales growth.

        We believe, based on independent industry research, that we are among the top three lithium battery separator providers, serving the entire breadth of lithium battery applications, and have been among the top three since the market's first development in the early 1990s. Major lithium battery manufacturers include Automotive Energy Supply Corporation (AESC), Amperex Technology Limited, BYD Company Limited, LG Chem Ltd., Panasonic Corporation, Saft Groupe SA, Samsung SDI Co. Ltd., Sanyo Electric Company Limited (a Panasonic Corporation member company), Sony Corporation and Tianjin Lishen Battery Joint Stock Co., Ltd.

Transportation and industrial

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

        We believe we are the global market leader in the lead-acid battery separator market. Major lead-acid battery manufacturers include Camel, East Penn Manufacturing Co., Inc., EnerSys, Exide Technologies, Johnson Controls, Inc. and Trojan Battery Company.

Separations media

        In the separations media business, our filtration membranes and modules are used in healthcare and high-performance filtration and specialty applications. These membranes perform the critical function of removing sub-micron particulates from fluids and introducing or removing gases (gasification/degasification) within liquids. Both healthcare and specialty filtration applications require membranes with precisely controlled pore size, structure, distribution and uniformity. Our supply relationships with customers in healthcare and certain filtration applications such as pharmaceutical manufacturing are reinforced by the rigorous testing, clinical studies and/or regulatory approval that our membranes undergo prior to end-product commercialization. In some cases, several years of development and qualification are required. The separations media business is one reportable segment serving two broad application end markets.

Healthcare

        We develop, manufacture and market a complete line of patented polyethersulfone membranes for the hemodialysis market. Hemodialysis is the artificial process that performs the function of a healthy kidney for patients with permanent kidney failure, a condition known as End Stage Renal Disease ("ESRD"). In a healthy person, the kidney carries out certain excretory and endocrine functions, including filtering toxins from the blood and controlling blood pressure. For an ESRD patient on dialysis, the dialyzer membrane performs these critical filtering functions. The membranes consist of thousands of fibers that resemble hollow straws slightly larger than a human hair. These fibers have nanopores in their walls at a density of millions of pores per square inch. The size and distribution of these nanopores are designed to separate harmful toxins from the healthy blood passing through the dialyzer. Growth in demand for dialyzers and dialyzer membranes is driven by several factors, including the aging population in developed countries, longer life expectancy of treated ESRD patients, improving access to treatment in developing countries and the trend in the United States towards single-use rather than multiple-use dialyzers. According to the European Renal Association—European Dialysis and Transplant Association, the number of worldwide ESRD patients has historically grown by approximately 6% per year. We estimate that continued patient population growth combined with conversion to single-use dialyzers and increasing treatment frequency will result in overall annual dialyzer market growth in excess of 6%.

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

        We develop, manufacture and market polypropylene and polymethylpentene membranes for the blood oxygenation market. As a component of heart-lung machines, blood oxygenators temporarily replace the functions of the lungs during on-pump open-heart surgery. The oxygenator contains highly specialized membranes which remove carbon dioxide from the blood while oxygen is diffused into the blood. We estimate that growth in the blood oxygenation market is modest as a result of the use of less-invasive alternative heart treatments. However, we believe that the market could grow as the number of patients receiving on-pump open-heart surgery increases due to the saturation of alternative heart treatments. Because blood oxygenators are designed to utilize a specific membrane technology and require regulatory approval, an oxygenator manufacturer's relationship with its membrane supplier is vital and switching costs can be substantial. We believe, based on independent industry research, that we are the world's leading supplier of membranes for blood oxygenation. Major blood oxygenator producers include Maquet Cardiopulmonary AG, Medtronic, Inc., Sorin Group S.r.l. and Terumo Medical Corp. Polymethylpentene membranes are increasingly used in intensive care applications to serve as an artificial lung for patients with severe lung trauma or lung failure following sepsis, multi-organ failure, or infectious diseases. Major producers of such artificial lungs are Sorin Group S.r.l., Maquet Cardiopulomnary AG, Terumo Medical Corp. and Medtronic, Inc.

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

Industrial and specialty filtration

        We produce a wide range of membranes and membrane-based elements for microfiltration and ultrafiltration as well as gasification/degasification of liquids, covering a broad range of applications in the filtration market. According to independent industry research, the U.S. microfiltration and ultrafiltration membrane element market is approximately $1.8 billion and growing in excess of 8% annually. Market growth is being driven by several factors, including end-market growth in various water treatment applications. Displacement of conventional filtration media by membrane filtration due to membranes' superior cost and performance attributes and increasing purity requirements in industrial and other applications are also important to the end-market growth. We currently serve a variety of filtration end markets, including water treatment, food and beverage processing and pharmaceutical, semiconductor and flat panel display manufacturing, and we are working closely with current and potential customers to develop innovative new products based on our technology and capabilities.

        We believe, based on internal company estimates, that we are the world leader in membrane gasification/degasification for liquids, and, based on internal company estimates, that we are uniquely positioned as the leading independent supplier of polyethersulfone flat sheet membranes.

New product development

        We have focused our research and development efforts on developing products for new markets based on existing technologies and developing new process technologies to enhance existing businesses and allow entry into new businesses. We spent $17.6 million (2% of our net sales), $14.8 million (2% of our net sales) and $16.8 million (3% of our net sales) in fiscal 2011, fiscal 2010 and fiscal 2009, respectively, on research and development.

        Our transportation and industrial research and development is performed at technical centers at our facilities in Owensboro, Kentucky; Prachinburi, Thailand; and Selestat, France. Our electronics and EDVs research and development is performed at technical centers at our facilities in Charlotte, North Carolina; Concord, North Carolina; and Ochang, South Korea. Our separations media research and development is performed at technical centers at our facilities in Wuppertal, Germany and Charlotte, North Carolina. All of the products that we develop are subject to multiple levels of extensive and rigorous testing. The qualification of membrane separators for use in transportation and industrial applications, for instance, may require one or more years of testing by our staff and battery manufacturers.

Sales and marketing

        We sell our products and services to customers in both the domestic and international marketplace. We sell primarily to manufacturers and converters that incorporate our products into their finished goods. We employ a direct worldwide sales force and utilize approximately 90 people with extensive experience who manage major customer relationships. Many of our sales representatives are engineers or similarly trained technical personnel who have advanced knowledge of our products and the applications for which they are used. Our sales representatives are active in new product development efforts and are strategically located in the major geographic regions in which our products are sold. In certain geographic areas, we use distributors or other agents. We typically seek to enter into supply contracts with our major customers. These contracts typically describe the volume and selling price. In addition, these contracts reflect our close collaborative relationships with our customers, which are driven by our customers' need to develop new separators and membranes directly with us. In fiscal 2011, sales to our top five customers represented approximately 25% of our total net sales.

Manufacturing and operations

General

        We have manufacturing facilities in the major geographic markets of North America, Europe and Asia. We manufacture our lead-acid battery membrane separators at our facilities in Owensboro, Kentucky; Corydon, Indiana; Piney Flats, Tennessee; Selestat, France; Norderstedt, Germany; Feistritz, Austria; Prachinburi, Thailand; and Tianjin, China. We own a 65% interest in a joint venture that is constructing a new lead-acid battery separator facility in China that is expected to start production in 2012. We also have a finishing operation in Bangalore, India. We manufacture our lithium battery separators at our facilities in Charlotte, North Carolina, and Ochang, South Korea, and have a finishing operation in Shanghai, China. We have a new lithium battery separator facility under construction in Concord, North Carolina, that will begin manufacturing in 2012. We manufacture our healthcare membranes and industrial and specialty filtration membranes and membrane modules at facilities in Wuppertal and Obernburg, Germany, and Charlotte, North Carolina.

        In fiscal 2011, fiscal 2010 and fiscal 2009, we generated net sales from customers outside the United States of approximately 80%, 80% and 77%, respectively. We typically sell our products in the currency of the country in which the products are manufactured rather than the local currency of our customers.

        Our manufacturing facilities in North America accounted for 42% of total sales for fiscal 2011, with facilities in Europe and Asia accounting for 38% and 20%, respectively. Our foreign operations are subject to certain risks that could materially affect our sales, profits, cash flows and financial position. These risks include fluctuations in foreign currency exchange rates, inflation, economic or political instability, shipping delays, changes in applicable laws and regulatory policies and various trade restrictions, all of which could have a significant impact on our ability to deliver products on a competitive and timely basis. The future imposition of, or significant increases in the level of, customs duties, import quotas or other trade restrictions could also have a material adverse effect on our business, financial condition and results of operations.

Manufacturing processes

        All of our membrane manufacturing processes involve an extrusion process. To produce our flat sheet and hollow fiber membranes, we use one of three basic membrane processes that begin with an extrusion step. These include phase separation (thermally-induced, solvent-induced, or reaction-induced), dry stretch and extrusion/extraction processes. Each process, and its resulting product properties, is well suited to the various membrane requirements for our target markets. To produce Liqui-Cel® Membrane Contactors and Liqui-Flux® membrane modules, hollow fibers are bonded together into a cartridge form by extruding either a polyolefin resin or using an epoxy or polyurethane adhesive before final assembly into a finished module.

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

        We manufacture our lithium battery separators using two processes, both of which begin with an extrusion step. Membrane porosity is created either during a thermal stretching process or during a solvent induced process. Some special coated and non-woven laminate products are also manufactured for specialty battery and other applications.

        Hemodialysis, blood oxygenation, plasmapheresis and filtration membranes.    Membranes for hemodialysis, blood oxygenation, plasmapheresis and filtration are produced using phase separation processes. For these phase separation processes, the polymer spinning solution is prepared by dissolving the polymer in a solvent prior to extrusion. A porous membrane is formed by separating the solvent and polymer phases using temperature (thermally-induced) or a "non-solvent" (solvent-induced), and then the solvent phase is extracted and the porous polymer membrane is dried. For the blood oxygenation market and certain filtration markets, hollow fiber and flat sheet membranes are also produced using our "dry stretch" process. We rely on the molecular behavior of semi-crystalline polymers (polyolefins) to create the microporous structure. By controlling the extrusion process under which the film or fiber is formed, we create a crystalline structure that allows the formation of microvoids in a subsequent stretching step. After extrusion, our products can be stored or immediately processed on annealing and stretching lines that create the final porous form.

Competition

        Our markets are highly competitive. Within our energy storage business, we face competition throughout the world. Our primary competitors in the market for membrane separators used in lead-acid batteries for transportation and industrial applications are Entek International LLC ("Entek") in North America and Europe, Baoding Fengfan Rising Battery Separator Co., Ltd. in China and Nippon Sheet Glass Co., Ltd. in Japan. In addition, we have a number of smaller competitors in South Korea, Indonesia, China and Taiwan. Our primary competitors in the market for membrane separators used in lithium batteries are Asahi Kasei Chemicals Corporation, Toray Battery Separator Film Godo Kaisha (a subsidiary of Toray Industries, Inc.), SK Innovation Co., Ltd. (a subsidiary of SK Holdings Co., Ltd.) and Ube Industries Limited, as well as a number of smaller competitors.

        Within our separations media business, we compete in the market for dialysis membranes with Asahi Kasei Kuraray Medical Co., Ltd., Fresenius Medical Care, Gambro AB and Toyobo Co. Ltd. In addition, our primary competitor in the blood oxygenation market is Terumo Medical Corp. and in the plasmapheresis market, our competitors are Asahi Kasei Kuraray Medical Co., Ltd. and Fresenius Medical Care. Our industrial and specialty filtration business competes across multiple markets and applications. Principal competitors include Dainippon Ink and Chemicals, Inc., Koch Membrane Systems (a division of Koch Industries), Norit B.V., Millipore (a division of Merck Group) and Pall Corporation. Product innovation and performance, quality, service, utility and cost are the primary competitive factors, with technical support being highly valued by our customers. We believe that we are well positioned in our end markets for the reasons set forth under "Competitive strengths" above.

Raw materials

        We employ a global purchasing strategy to achieve pricing leverage on our purchases of major raw materials. The major polyethylene and polypropylene resins we use are specialized petroleum-based products that are less affected by commodity pricing cycles than other petroleum-based products. In the event of future price increases for these major raw materials, we believe that we will generally be able to pass these increases on to our customers. The primary raw materials we use to manufacture most of our products are polyethylene and polypropylene resins, silica and oil. Our major supplier of polyethylene resins is Ticona LLC and our major suppliers of polypropylene resins are Bamberger Polymers, Inc. and NEXEO Solutions. Our major suppliers of silica are PPG Industries, Inc. and Evonik Degussa GmbH, while our major suppliers of oil are Calumet Lubricants, Shell Chemical LP and Shell Company of Thailand (subsidiaries of Royal Dutch/Shell).

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

Employees

        At December 31, 2011, we had approximately 2,500 employees worldwide. Employees at six of our 14 facilities are unionized and account for approximately 32% of our total employees. The following summarizes those employees represented by unions as of December 31, 2011:

Location	Number of unionized employees	% of total employees	Date of contract renegotiation
Norderstedt, Germany	47	78	Annual
Obernburg, Germany	23	79	Annual
Wuppertal, Germany	400	86	Annual
Corydon, Indiana	89	74	August 2013
Selestat, France	136	70	June 2014
Owensboro, Kentucky	117	69	April 2017

Total	812

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

        We have conducted some cleanup of on-site releases at some facilities and we will be conducting additional cleanups of on-site contamination at other facilities under regulatory supervision or voluntarily. Costs for such work and related measures (such as eliminating sources of contamination) could be substantial, particularly at our Wuppertal, Germany facility. We have established reserves for environmental liabilities at our Wuppertal, Germany facility of $12.0 million as of December 31, 2011. We do not anticipate that the remediation activities will disrupt operations at our facilities or have a material adverse effect on our business, financial condition or results of operations. In addition, we have asserted claims under an indemnity from Akzo Nobel N.V., the prior owners of Membrana GmbH ("Membrana"). Indemnification payments are received after expenditures are made against approved claims. The amount receivable under the indemnification agreement at December 31, 2011 was $12.1 million. To date we have not had any significant disagreement with Akzo Nobel N.V. over its environmental indemnity obligations to us.

Intellectual property rights

        We consider our patents and trademarks, in the aggregate, to be important to our business and seek to protect our tradenames, trademarks, brandnames, proprietary technology and know-how in part through United States and foreign patents and trademark registrations and applications. However, no individual patent is material to our business, and the expiration or invalidation of any one patent would not have a material impact on our business. We own approximately 140 active unique patents and patent applications relating to our separator, membrane and module technologies. In general, the term of each of our U.S. patents depends on when the patent was filed. If the application for a U.S. utility patent was filed prior to June 8, 1995, the patent will expire either 20 years from the application filing date or 17 years from the patent issuance date, whichever is longer; if the application was filed on or after June 8, 1995, the patent will expire 20 years from the earliest date the application was filed.

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

        We have granted security interests or liens on some of our patents to financial institutions, including lenders under our senior secured credit agreement.

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

        Our products are often sold to a relatively small number of large volume customers. The loss of large volume customers could impact our sales and our profits. In fiscal 2011, sales to our top five customers represented approximately 25% of our total net sales.

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

        The primary raw materials we use in the manufacture of most of our products are polyethylene and polypropylene resins, silica and oil. In fiscal 2011, raw materials accounted for approximately 40% of our cost of sales. Although our major customer contracts generally allow us to pass increased costs on to our customers, we may not be able to pass on all raw material price increases to our customers in each case or without delay. The loss of any of our key suppliers could disrupt our business until we secure alternative supply arrangements. Furthermore, any new supply agreement we enter into may not have terms as favorable as those contained in our current supply arrangements.

Our substantial indebtedness could harm our ability to react to changes in our business or to market developments and prevent us from fulfilling our obligations under our indebtedness.

        We have incurred a significant amount of indebtedness. As of December 31, 2011, our consolidated indebtedness is $709.5 million. Our cash interest requirements for the next twelve months are estimated to be $36.1 million.

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

        At December 31, 2011, we had variable rate debt of $344.5 million. An interest rate increase would result in an increase in interest expense. Our earnings may not be sufficient to allow us to meet any such increases in interest rate expense and to pay principal and interest on our debt and meet our other obligations. If we do not have sufficient earnings, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell more securities, none of which we can guarantee we will be able to do based on terms favorable to the Company or at all.

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

        The indenture related to the 7.5% senior notes also contains numerous negative covenants including, among other things, restrictions on our ability to incur or guarantee additional debt, issue preferred stock of restricted subsidiaries, pay dividends or make other equity distributions, or purchase or redeem capital stock.

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

        Approximately 32% of our employees are represented under collective bargaining agreements. A majority of those employees are located in France and Germany and are represented under industry-wide agreements that are subject to national and local government regulations. Many of these collective bargaining agreements must be renewed annually. Labor unions also represent our employees in Owensboro, Kentucky, and Corydon, Indiana.

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

Our operations outside the United States pose risks to our business that are not present with our domestic business, including compliance with applicable anti-trust laws.

        Our manufacturing facilities in the United States accounted for 42% of total net sales for fiscal 2011, with facilities in Europe and Asia accounting for 38% and 20%, respectively. Typically, we sell our products in the currency of the country where the manufacturing facility that produced the products is located. In addition, as part of our growth and acquisition strategy, we may expand our operations in these or other foreign countries. Our foreign operations are, and any future foreign operations will be, subject to certain risks that are unique to doing business in foreign countries. These risks include fluctuations in foreign currency exchange rates, inflation, economic or political instability, shipping delays, changes in applicable laws and regulatory policies and inconsistent enforcement of such laws and policies and various trade restrictions. All of these risks could have a negative impact on our ability to deliver products to customers on a competitive and timely basis. This could reduce or impair our sales, profits, cash flows and financial position. The future imposition of, or significant increases in the level of, customs duties, import quotas or other trade restrictions could also increase our costs and reduce our profits.

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

        Even though we have filed patent applications, we may not be granted patents for those applications. Our failure to secure these patents may limit our ability to protect the intellectual property rights that these applications were intended to cover. Moreover, even if we are granted a patent, that does not prove conclusively that the patent is valid and enforceable. Our existing or future patents that we receive or license may not provide competitive advantages for our products. Our competitors may invalidate, narrow or avoid the scope of any existing or future patents, trademarks, or other intellectual property rights that we receive or license. In addition, patent rights may not prevent our competitors from developing, using or selling products that are similar or functionally equivalent to our products. Patent rights are territorial; thus, the patent protection we do have will only extend to those countries in which we have issued patents. Even so, the laws of certain countries do not protect our intellectual property rights to the same extent as do the laws of the United States and various European countries. The loss of protection for our intellectual property could reduce the market value of our products, reduce product sales and lower our profits or impair our financial condition.

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

        Our net identifiable intangible assets at December 31, 2011 were approximately 9% of our total assets. Such assets include trademarks and trade names, license agreements and technology acquired in acquisitions. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, was approximately 32% of our total assets at December 31, 2011. Goodwill and identifiable intangible assets are recorded at fair value on the date of acquisition and are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions and adverse changes in applicable laws or regulations. We may never realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets would reduce our profits for the fiscal period in which the write-off occurs. In fiscal 2009, we recorded a non-cash impairment charge to goodwill of $131.5 million.

Legal proceedings could have an adverse impact on our financial condition.

        From time to time, we are party to legal proceedings including matters involving personnel and employment issues, personal injury, intellectual property, acquisitions and other proceedings arising in the ordinary course of business.

        On September 9, 2008, the United States Federal Trade Commission ("FTC") issued an administrative complaint against us alleging that our actions and the acquisition of Microporous Holding Corporation, the parent company of Microporous Products L.P. ("Microporous") have substantially lessened competition in North American markets for lead-acid battery separators. We filed an answer to the complaint on October 15, 2008 denying the material allegations of the complaint. The matter was presented before an Administrative Law Judge ("ALJ") of the FTC and the hearing concluded on June 12, 2009. In October 2009, the ALJ granted our request to re-open the record to take additional evidence. On February 22, 2010, the FTC's ALJ issued an initial decision in which he recommended to the FTC that it order us to divest substantially all of the acquired Microporous assets, which include the manufacturing facilities located in Piney Flats, Tennessee, and Feistritz, Austria, and restore the competitive environment to that which existed prior to the acquisition, while ruling in our favor on other portions of the complaint. On March 15, 2010, we filed a Notice of Appeal with the

FTC. On November 5, 2010, we were notified that the FTC commissioners ("Commissioners") affirmed the relief initially granted by the FTC's ALJ issued on February 22, 2010. The Commissioners ordered that we proceed with the ALJ's recommendations to divest substantially all of the Microporous assets acquired in February 2008.

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

Location	Floor area (sq. ft.)	Business segment	Certification
Owensboro, Kentucky(1)	277,000	Transportation and Industrial	ISO 14001, ISO 9001
Prachinburi, Thailand	166,000	Transportation and Industrial	ISO 14001, ISO 9001
Corydon, Indiana(1)	161,000	Transportation and Industrial	ISO 14001, ISO 9001
Selestat, France	153,000	Transportation and Industrial	ISO 14001, ISO 9001
Norderstedt, Germany	124,000	Transportation and Industrial	ISO 14001, ISO 9001
Piney Flats, Tennessee(1)	121,000	Transportation and Industrial	ISO 9001
Bangalore, India(2)	65,000	Transportation and Industrial	ISO 14001, ISO 9001, OHSAS 18001
Feistritz, Austria	52,000	Transportation and Industrial	ISO 14001, ISO 9001
Tianjin, China	47,000	Transportation and Industrial	ISO 14001, ISO 9001
Ochang, South Korea	105,000	Electronics and EDVs	ISO 14001, ISO 9001, OHSAS 18001, KOSHA 18001
Shanghai, China(2)	41,000	Electronics and EDVs	ISO 9001
Charlotte, North Carolina(1)	350,000	Electronics and EDVs and Separations Media	ISO 14001, ISO 9001
Wuppertal, Germany	1,503,000	Separations Media	ISO 14001, ISO 9001
Obernburg, Germany(2)	23,000	Separations Media	ISO 9001

(1)
These domestic facilities serve as collateral under the senior secured credit agreement.

(2)
Polypore owns the equipment and leases the facility.

        Our corporate headquarters are located in leased office space in Charlotte, North Carolina, and we have leased sales offices in Shanghai and Shenzhen, China; Tokyo, Japan; and Sao Paulo, Brazil. We are constructing a new lithium battery separator facility for our electronics and EDVs segment in Concord, North Carolina, that is expected to begin production in 2012.

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

        On April 7, 2008, we and our wholly-owned subsidiary, Daramic LLC, each received from the FTC a subpoena and interrogatories requesting substantially similar documents and information as requested in the FTC's initial letter, as well as additional documents and information. We responded fully to this request and met on several occasions with various members of the FTC staff and FTC commissioners ("Commissioners") in an effort to answer their questions and resolve the investigation.

        On September 9, 2008, the FTC issued an administrative complaint against us alleging that our actions and the acquisition of Microporous have substantially lessened competition in North American markets for lead-acid battery separators. We filed an answer to the complaint on October 15, 2008 denying the material allegations of the complaint. The matter was presented before an Administrative Law Judge ("ALJ") of the FTC and the hearing concluded on June 12, 2009. In October 2009, the ALJ granted our request to re-open the record to take additional evidence. On February 22, 2010, the FTC's ALJ issued an initial decision in which he recommended to the FTC that it order us to divest substantially all of the acquired Microporous assets, which include the manufacturing facilities located in Piney Flats, Tennessee, and Feistritz, Austria, and restore the competitive environment to that which existed prior to the acquisition, while ruling in our favor on other portions of the complaint. On March 15, 2010, we filed a Notice of Appeal with the FTC. On November 5, 2010, we were notified that the Commissioners affirmed the relief initially granted by the FTC's ALJ issued on February 22, 2010. The Commissioners ordered that we proceed with the ALJ's recommendations to divest substantially all of the Microporous assets acquired in February 2008.

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

        We believe that a final judicial resolution to the challenge by the FTC to the Microporous acquisition could take one or more years. Although it is difficult to predict the outcome, timing or impact of this matter at this time, we believe that the final resolution will not have a material adverse impact on our business, financial condition or results of operations.

        Our core energy storage business produces polymer-based membrane battery separators used in transportation, industrial and consumer electronic applications. The acquisition of the Microporous business extended our product portfolio into the niche, mature deep cycle market for rubber-based battery separators, with considerable overlap to customers we currently serve with other products. We do not believe that a required divestiture of all or a portion of the Microporous assets would significantly impact our core energy storage business or the long-term growth drivers impacting this business, including growth in Asia, strong demand for consumer electronics and growing demand for electric drive vehicles.

        For the year ended December 31, 2011, the Microporous business represented approximately 10% of consolidated revenue and operating income, including the facility that we completed and shifted production to in Feistritz, Austria post-acquisition. At December 31, 2011, Microporous assets were less than 5% of consolidated assets. Our core energy storage and separations media businesses are experiencing strong demand, operating at high rates of capacity utilization and have initiated significant capacity expansions. Based on the growth in revenues and profits that we have experienced in the last two years, as well as the impact of new capacity expansions that are underway, we expect that the percentage of consolidated revenues and total assets represented by Microporous will continue to decline. The impact of a final resolution to this matter may be affected by a number of uncertainties, including, but not limited to, whether we are required to divest all or a portion of the Microporous assets, the timing of a potential divestiture, the proceeds of such a divestiture and the incremental growth in our core businesses. If we were required to divest of all or a portion of the Microporous assets, we would intend to sell the assets at fair market value and the proceeds of such a sale would be available to support continued investments in the faster growing and more profitable core energy storage and separations media businesses.

Item 4.    Mine Safety Disclosures

        Not applicable.

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "PPO" and has been traded on the NYSE since our initial public offering on June 28, 2007. As of February 17, 2012, there were approximately 25,100 holders of our common stock, representing primarily persons whose stock is held in nominee or "street name" accounts through brokers.

        We did not declare or pay any dividends on our common stock in fiscal 2011 or 2010, and we do not expect to pay any such dividends in fiscal 2012. The indenture relating to our $365.0 million aggregate principal amount of 7.5% senior notes due 2017 and our senior secured credit agreement restrict or limit our ability to, among other things, declare dividends and make payments on or redeem or repurchase capital stock.

        The low and high sales prices for the Company's common stock for each full quarterly period within the two most recent fiscal years were as follows:

	Fiscal 2011	Fiscal 2010
First Quarter	$39.45 - $61.75	$11.50 - $18.79
Second Quarter	$52.36 - $71.96	$16.70 - $25.10
Third Quarter	$50.62 - $74.21	$22.39 - $31.04
Fourth Quarter	$43.25 - $59.44	$29.33 - $45.88

        The following table summarizes information about the options under our equity compensation plans as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	3,147,406	$37.96	1,169,008
Equity compensation plans not approved by security holders(2)	94,416	$5.24	—

(1)
Includes options to purchase shares of our common stock under our amended and restated 2007 Stock Incentive Plan, which was approved by security holders on May 12, 2011.

(2)
Includes options to purchase shares of our common stock under our 2006 Stock Option Plan, which was adopted prior to our initial public offering and was approved by our Board of Directors. Options granted under this Plan have a 10-year term and are fully vested.

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

	Jun-07	Dec-07	Dec-08	Dec-09	Dec-10	Dec-11
Polypore International	100.00	97.06	41.93	66.00	225.90	243.98
Russell 2000	100.00	91.12	60.33	76.73	97.33	93.27
S&P Industrial Machinery Index	100.00	103.17	61.86	86.42	117.49	106.60

Item 6.    Selected Financial Data

        The following table presents selected historical consolidated financial data of Polypore International for the fiscal years ended December 31, 2011, January 1, 2011, January 2, 2010, January 3, 2009 and December 29, 2007. The selected historical consolidated financial data has been derived from Polypore International's audited consolidated financial statements.

        The information presented below should be read together with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included in "Item 8. Financial Statements and Supplementary Data."

Statement of operations data (in millions, except share data):	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2007
Net sales	$763.1	$616.6	$516.9	$610.5	$534.7

Gross profit	322.1	246.9	195.8	215.7	197.0
Selling, general and administrative expenses	132.6	114.8	100.4	108.3	93.6
Business restructuring	—	(0.8)	21.3	59.9	(0.9)
Goodwill impairment	—	—	131.5	—	—

Operating income (loss)	189.5	132.9	(57.4)	47.5	104.3
Interest expense, net	34.4	46.7	57.1	60.7	81.0
Gain on sale of Italian subsidiary	—	(3.3)	—	—	—
Gain on sale of synthetic paper business	—	—	—	(3.8)	—
Foreign currency and other	(2.0)	(1.4)	(0.7)	1.3	1.6
Costs related to purchase of 8.75% senior subordinated notes	—	2.3	—	—	—
Costs related to purchase of 10.5% senior discount notes	—	—	—	—	30.1
Write-off of loan acquisition costs associated with refinancing of senior secured credit facilities	—	—	—	—	7.2

Income (loss) from continuing operations before income taxes	157.1	88.6	(113.8)	(10.7)	(15.6)
Income taxes	51.9	25.0	3.5	6.8	(16.0)

Income (loss) from continuing operations	105.2	63.6	(117.3)	(17.5)	0.4
Income from discontinued operations, net of income taxes	—	—	—	2.3	0.1

Net income (loss)	$105.2	$63.6	$(117.3)	$(15.2)	$0.5

Net income (loss) per share—basic:
Continuing operations	$2.28	$1.43	$(2.64)	$(0.41)	$0.02
Discontinued operations	—	—	—	0.06	—

Net income (loss) per share	$2.28	$1.43	$(2.64)	$(0.36)	$0.02

Net income (loss) per share—diluted:
Continuing operations	$2.23	$1.39	$(2.64)	$(0.41)	$0.02
Discontinued operations	—	—	—	0.06	—

Net income (loss) per share	$2.23	$1.39	$(2.64)	$(0.36)	$0.02

Weighted average shares outstanding:
Basic	46,182,204	44,562,421	44,385,552	42,777,531	32,942,214
Diluted	47,119,997	45,748,058	44,385,552	42,777,531	33,237,230

Balance sheet data (at end of period) (in millions):	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2007
Total assets	$1,481.9	$1,348.5	$1,352.6	$1,498.9	$1,429.0
Total debt, including current portion	709.5	715.3	803.4	803.3	822.8
Shareholders' equity	499.4	378.1	284.3	395.8	338.3

Other financial data (in millions):	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2007
Depreciation and amortization	$51.3	$47.9	$51.4	$55.1	$48.9
Capital expenditures	156.3	68.8	16.3	48.0	29.8
Net cash provided by (used in):
Operating activities	144.8	127.2	53.2	93.2	69.3
Investing activities	(156.3)	(90.3)	(16.3)	(129.8)	(35.3)
Financing activities	17.6	(61.3)	(10.4)	67.2	(40.4)

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

Overview

        We are a leading global high technology filtration company that develops, manufactures and markets specialized microporous membranes used in separation and filtration processes. In fiscal 2011, we generated total net sales of $763.1 million. We operate in two primary businesses: energy storage and separations media. We manufacture our products at facilities in North America, Europe and Asia. Net sales from foreign locations were $490.6 million for fiscal 2011.

        Since August 2009, we have initiated significant capacity expansions in all of our businesses. Capacity from these expansions started to come online during 2011 and will continue to come online throughout 2012 and 2013. We believe long-term demand drivers in our businesses remain positive, and we will continue to assess capacity needs and make investments to capitalize on these future growth opportunities.

Energy Storage

        In the energy storage business, our membrane separators are a critical performance component in lithium batteries, which are primarily used in consumer electronics and electric drive vehicle ("EDV") applications, and lead-acid batteries, which are used globally in transportation and numerous industrial applications. We believe that the long-term growth drivers for the energy storage business—growth in Asia, strong demand for consumer electronics and growing demand for EDVs—are positive. The energy storage business is comprised of two reportable segments, as described below.

        Electronics and EDVs.    Lithium batteries are the power source in a wide variety of applications, including consumer electronics applications such as notebook computers, tablets, mobile phones and cordless power tools; EDVs; and emerging applications such as energy storage systems ("ESS").

Growth in lithium batteries is being driven by demand in consumer electronics and EDVs. A summary of our lithium capacity expansions is as follows:

Facility	Estimated Cost (millions)		Actual or Expected Start-up Time*	Target Applications
Charlotte, NC/Concord, NC	$102.0	**	1st quarter 2011/Mid-2012	EDV
Charlotte, NC	32.0		Year-end 2011	EDV
Concord, NC	65.0		Late 2012	EDV
Concord, NC	105.0		Late 2013	EDV
Ochang, Korea	30.0		3rd quarter 2011	Consumer electronics

*
Start-up time is based on when production of commercial quality product begins, which is typically followed by a three to nine month qualification period, depending on, among other factors, customer resources and qualification timing.

**
Partially funded by a $49.3 million grant from the U.S. Department of Energy ("DOE").

        Transportation and industrial.    In the lead-acid battery market, the high proportion of aftermarket replacement sales and the steady growth of the worldwide fleet of motor vehicles provide us with a growing recurring revenue base in lead-acid battery separators. Worldwide demand for lead-acid battery separators is expected to continue to grow at slightly more than annual economic growth. The Asia-Pacific region is the fastest growing market for lead-acid battery separators. Growth in this region is driven by the increasing penetration of automobile ownership, growth in industrial and manufacturing sectors, export incentives and ongoing conversion to the polyethylene-based membrane separators we produce. We have positioned ourselves to benefit from growth in Asia by expanding capacity at our Prachinburi, Thailand facility; acquiring battery separator manufacturing assets and subsequently expanding our operations in Bangalore, India; acquiring a production facility in Tianjin, China; establishing an Asian Technical Center in Thailand; and entering into a joint venture with a customer, Camel Group Co., Ltd. ("Camel"), to produce lead-acid battery separators in China, that is expected to start production in mid-2012. In February 2011, we started an additional expansion at our Prachinburi, Thailand facility that is expected to begin production in the second half of 2012.

Separations Media

        In the separations media business, our filtration membranes and modules are used in healthcare and high-performance filtration and specialty applications. We believe that the separations media business will continue to benefit from continued growth in demand for higher levels of purity in a growing number of applications. The separations media business is a reportable segment.

        For healthcare applications, we produce membranes used in blood filtration applications for hemodialysis, blood oxygenation and plasmapheresis. Growth in demand for hemodialysis membranes is driven by the increasing worldwide population of end-stage renal disease patients. We believe that conversion to single-use dialyzers and increasing treatment frequency will result in additional dialyzer market growth. In the third quarter of 2011, we completed the expansion of our PUREMA ® hemodialysis membrane production capacity.

        For filtration and specialty applications, we produce a wide range of membranes and membrane-based elements for micro-, ultra- and nanofiltration and gasification/degasification of liquids. Micro-, ultra-and nanofiltration membrane element market growth is being driven by several factors, including end-market growth in applications such as water treatment and pharmaceutical processing, displacement of conventional filtration media by membrane filtration due to membranes' superior cost and performance attributes and increasing purity requirements in industrial and other applications.

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

        In 2011, our annual impairment test indicated that the fair value of the reporting units exceeded their respective carrying amounts by substantially more than 10%.

Pension and other postretirement benefits

        Certain assumptions are used in the calculation of the actuarial valuation of our defined benefit pension plans and other postretirement benefits. Two critical assumptions, discount rate and expected return on assets, are important elements of plan expense and/or liability measurement and differences between actual results and these two actuarial assumptions can materially affect our projected benefit obligation or the valuation of our plan assets. Other assumptions involve demographic factors such as retirement, expected increases in compensation, mortality and turnover. The discount rate enables us to state expected future cash flows at a present value on the measurement date. The discount rate assumptions are based on the market rate for high quality fixed income investments. At December 31, 2011, a 1% decrease in the discount rate would increase our projected benefit obligations and the unfunded status of our pension plans by $14.3 million. The expected rates of return on our pension plans' assets are based on the asset allocation of each plan and the long-term projected return of those assets. For 2011, if the expected rate of return on pension plan assets were reduced by 1%, the result would have increased our net periodic benefit expense for fiscal 2011 by $0.1 million. At December 31, 2011, if the actual plan assets were reduced by 1%, the unfunded status of our pension plans would increase by $0.2 million.

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

        In connection with the acquisition of Membrana GmbH ("Membrana") in 2002, we recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for us to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. At December 31, 2011, the environmental reserve for the Membrana facility, which is denominated in euros, was $12.0 million. We anticipate that the majority of expenditures associated with the reserve will be made in the next twelve months.

        We have indemnification agreements for certain environmental matters from Acordis A.G. ("Acordis") and Akzo Nobel N.V. ("Akzo"), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis's successors. Akzo's indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. We will receive indemnification payments under the indemnification agreements after expenditures are made against approved claims. At December 31, 2011, amounts receivable under the indemnification agreements were $12.1 million.

Repairs and Maintenance

        Repairs and maintenance costs, which include indirect labor and employee benefits associated with maintenance personnel and utility, maintenance and repair costs for equipment and facilities utilized in the manufacturing process, are treated as inventoriable costs. Repairs and maintenance costs as a percent of cost of goods sold have been consistent for fiscal 2011, 2010 and 2009. Major planned maintenance activities outside of the normal production process are capitalized as property, plant and equipment if the costs are expected to provide future benefits by increasing the service potential of the asset to which the repair or maintenance applies. We have not had any major planned maintenance activities or capitalized significant repairs and maintenance costs as property, plant and equipment in the last three fiscal years.

Results of operations

        The following table sets forth, for the fiscal years indicated, certain of our historical operating data in amount and as a percentage of net sales:

	Fiscal Year
(in millions)	2011	2010	2009
Net sales	$763.1	$616.6	$516.9

Gross profit	322.1	246.9	195.8
Selling, general and administrative expenses	132.6	114.8	100.4
Business restructuring	—	(0.8)	21.3
Goodwill impairment	—	—	131.5

Operating income (loss)	189.5	132.9	(57.4)
Interest expense, net	34.4	46.7	57.1
Other	(2.0)	(2.4)	(0.7)

Income (loss) before income taxes	157.1	88.6	(113.8)
Income taxes	51.9	25.0	3.5

Net income (loss)	$105.2	$63.6	$(117.3)

	Fiscal Year
(percent of sales)	2011	2010	2009
Net sales	100.0%	100.0%	100.0%

Gross profit	42.2	40.0	37.9
Selling, general and administrative expenses	17.4	18.5	19.4
Business restructuring	—	(0.1)	4.1
Goodwill impairment	—	—	25.5

Operating income (loss)	24.8	21.6	(11.1)
Interest expense, net	4.5	7.6	11.0
Other	(0.3)	(0.4)	(0.1)

Income (loss) before income taxes	20.6	14.4	(22.0)
Income taxes	6.8	4.1	0.7

Net income (loss)	13.8%	10.3%	(22.7)%

Fiscal 2011 compared with fiscal 2010

        Net sales.    Net sales for fiscal 2011 were $763.1 million, an increase of $146.5 million, or 23.8%, from fiscal 2010. The increase was due to higher sales across all segments and the positive impact of foreign currency translation of $13.3 million. By segment, electronics and EDVs increased $70.0 million, transportation and industrial increased $57.2 million and separations media increased $19.3 million. As described more fully in the discussion of segment operating results, net sales in the first quarter of 2012 will be negatively impacted by the following: electronics and EDVs—weakness in consumer electronics and the production schedule of two EDV models; transportation and industrial—delay in lead-acid replacement battery sales due to mild weather conditions in North America and Europe; and separations media—order timing in healthcare.

        Gross profit.    Gross profit was $322.1 million, an increase of $75.2 million, or 30.5%, from fiscal 2010. Gross profit as a percent of net sales was 42.2% for fiscal 2011, compared to 40.0% for fiscal 2010. The increase in consolidated gross profit and gross profit margin was primarily due to higher production volumes and production efficiencies in the electronics and EDVs segment, which has the highest gross profit margin of our segments, and the transportation and industrial segment.

        Selling, general and administrative expenses.    Selling, general and administrative expenses increased $17.8 million in fiscal 2011 compared to fiscal 2010, primarily due to growth investments associated with capacity expansions and higher stock-based compensation expense. Selling, general and administrative expenses were 17.4% of consolidated net sales in fiscal 2011, a decrease from 18.5% in fiscal 2010.

        Segment operating income.    Segment operating income, which excludes business restructuring and certain non-recurring and other costs, was $199.4 million, an increase of $62.8 million, or 46.0%, from fiscal 2010. Segment operating income as a percent of net sales was 26.1% for fiscal 2011, compared to 22.2% for fiscal 2010. The increase in segment operating income and segment operating income margin was the result of higher production volumes and production efficiencies, offset to some extent by higher costs associated with growth investments.

        Interest expense.    Interest expense for fiscal 2011 decreased by $12.3 million from fiscal 2010, due to the repayment and refinancing of our senior notes in late 2010 and capitalized interest associated with capacity expansion projects in 2011.

        Income taxes.    Income taxes as a percentage of pre-tax income for fiscal 2011 were 33.0%, compared to 28.2% for fiscal 2010. The income tax expense recorded in the financial statements fluctuates between years due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, changes in estimates of permanent differences and valuation allowances and the relative size of our consolidated income (loss) before income taxes.

        The mix of earnings between the tax jurisdictions has a significant impact on the effective tax rate. Each tax jurisdiction has its own set of tax laws and tax rates, and income earned by our subsidiaries is taxed independently by these various jurisdictions. Currently, the applicable statutory income tax rates in the jurisdictions in which we operate range from 0% to 39%. Therefore, the amount of income tax expense in each jurisdiction relative to our consolidated income (loss) before income taxes has a significant impact on our annual effective tax rate.

        The effect of each of these items on our effective tax rate is quantified in the table below:

	Fiscal 2011	Fiscal 2010
U.S. federal statutory rate	35.0%	35.0%
State income taxes	1.1	0.7
Mix of income in taxing jurisdictions	(2.7)	(7.7)
Other permanent differences and valuation allowances	(0.4)	0.2

Total effective tax rate	33.0%	28.2%

Fiscal 2010 compared with fiscal 2009

        Net sales.    Net sales for fiscal 2010 were $616.6 million, an increase of $99.7 million, or 19.3%, from fiscal 2009. The increase was due to higher sales across all segments, offset by the $6.1 million negative impact of foreign currency translation. By segment, electronics and EDVs increased $44.9 million, transportation and industrial increased $33.2 million and separations media increased $21.6 million.

        Gross profit.    Gross profit was $246.9 million, an increase of $51.1 million, or 26.1%, from fiscal 2009. Gross profit as a percent of net sales was 40.0% for fiscal 2010, compared to 37.9% for fiscal 2009. The increase in consolidated gross profit and gross profit margin was due to higher production volumes and production efficiencies, offset to some extent by increased costs associated with growth investments.

        Selling, general and administrative expenses.    Selling, general and administrative expenses increased $14.4 million in fiscal 2010 compared to fiscal 2009, primarily due to growth investments associated with capacity expansions and the accrual of variable incentives under performance-based compensation plans. Selling, general and administrative expenses were 18.5% of consolidated net sales, a decrease from 19.4% in fiscal 2009.

        Segment operating income.    Segment operating income, which excludes business restructuring, goodwill impairment and certain non-recurring and other costs, was $136.6 million, an increase of $35.1 million, or 34.6%, from fiscal 2010. Segment operating income as a percent of net sales was 22.2% for fiscal 2010, compared to 19.6% for fiscal 2009. The increase in segment operating income and segment operating income margin was the result of higher production volumes and production efficiencies, offset to some extent by higher costs associated with growth investments.

        Interest expense.    Interest expense for fiscal 2010 decreased by $10.4 million from fiscal 2009 due to $6.7 million of additional interest expense recognized under interest rate swap agreements that expired in fiscal 2009 and the capitalization of interest expense related to capacity expansions.

        Income taxes.    Income taxes as a percentage of pre-tax income from continuing operations for fiscal 2010 were 28.2%, compared to (3.1)% for fiscal 2009. The income tax expense recorded in the financial statements fluctuates between years due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, changes in estimates of permanent differences and valuation allowances and the relative size of our consolidated income (loss) before income taxes. In fiscal 2009, the effective tax rate was also impacted by the goodwill impairment charge, which decreased pre-tax income with no material corresponding income tax benefit.

        The mix of earnings between the tax jurisdictions has a significant impact on the effective tax rate. Each tax jurisdiction has its own set of tax laws and tax rates and income earned by our subsidiaries is taxed independently by these various jurisdictions. Currently, the applicable statutory income tax rates in the jurisdictions in which we operate range from 0% to 39%. Therefore, the amount of income tax expense in each jurisdiction relative to our consolidated income (loss) before income taxes has a significant impact on our annual effective tax rate.

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

Financial reporting segments

Electronics and EDVs

Fiscal 2011 compared with fiscal 2010

        Net sales.    Net sales for fiscal 2011 were $201.0 million, an increase of $70.0 million, or 53.4%, from fiscal 2010. Net sales increased by $76.8 million due to higher volumes, offset by $6.8 million of customer mix, product mix and lower sales prices. The increase in sales volume was driven primarily by growing demand for EDV applications, continued growth in consumer electronics and the benefit of new capacity from the first phase of our Charlotte, North Carolina expansion. During the fourth quarter of 2011, we experienced some weakness in consumer electronics demand which we expect to continue into the first quarter of 2012. In addition, the first quarter of 2012 will be impacted by lower sales for EDV applications due to the production schedules of two specific EDV models. As a result of these short-term issues, first quarter 2012 lithium sales could be similar to the same period in the prior year, which would represent a decline of approximately $10.0 million from the fourth quarter of 2011. However, we expect fiscal 2012 sales for electronics and EDVs to be in excess of fiscal 2011. Pricing for lithium battery separators is volume based, with higher volume customers receiving lower sales prices. The decline in sales relating to mix and price was due to the increase in sales to larger volume customers. During 2011, sales to EDV customers increased from approximately 24% in the prior year to 40% of total lithium separator sales, a trend that is expected to continue as demand for EDVs grows and our EDV-targeted capacity expansions continue to come online.

        Segment operating income.    Segment operating income was $91.1 million, an increase of $39.7 million, or 77.2%, from fiscal 2010. Segment operating income as a percent of net sales was 45.3% for fiscal 2011, compared to 39.2% for fiscal 2010. The increase in segment operating income and segment operating income margin was due to higher production volumes and production efficiencies, offset to some extent by growth investments associated with new capacity.

Fiscal 2010 compared with fiscal 2009

        Net sales.    Net sales for fiscal 2010 were $131.0 million, an increase of $44.9 million, or 52.1%, from fiscal 2009. Net sales increased by $48.0 million due to higher volumes, offset by $3.1 million of customer mix, product mix and lower sales prices. Pricing for lithium battery separators is volume based, with higher volume customers receiving lower sales prices. The decline in sales relating to mix and price was due to the increase in sales to larger volume customers. During 2010, sales to EDV customers were approximately 24% of total lithium separator sales.

        Segment operating income.    Segment operating income was $51.4 million, an increase of $22.3 million, or 76.6%, from fiscal 2009. Segment operating income as a percent of net sales was 39.2% for fiscal 2010, compared to 33.8% for fiscal 2009. The increase in segment operating income and segment operating income margin was due to higher production volumes and production efficiencies, offset to some extent by growth investments associated with new capacity.

Transportation and Industrial

Fiscal 2011 compared with fiscal 2010

        Net sales.    Net sales for fiscal 2011 were $371.9 million, an increase of $57.2 million, or 18.2%, from fiscal 2010. The increase was primarily due to an increase in sales volume with strong demand across all geographic regions, higher sales prices to offset higher raw material costs and the $6.7 million positive effect of foreign currency translation. We believe that the short-term impact in the second half of 2011 on sales in China from the government mandate requiring lead-acid battery producers to demonstrate the proper handling of lead has improved. During the fourth quarter of 2011, we started to see the impact of mild winter weather in North America and Europe, which will temporarily impact replacement battery sales in the first quarter of 2012 if it continues.

        Segment operating income.    Segment operating income was $96.1 million, an increase of $17.0 million, or 21.5%, from fiscal 2010. Segment operating income as a percent of net sales was 25.8% for fiscal 2011, compared to 25.1% for fiscal 2010. The increase in segment operating income and segment operating income margin was due to higher production volumes and production efficiencies, offset to some extent by higher costs associated with growth investments. Higher raw material costs were offset with price increases.

Fiscal 2010 compared with fiscal 2009

        Net sales.    Net sales for fiscal 2010 were $314.7 million, an increase of $33.2 million, or 11.8%, from fiscal 2009. The increase in net sales, which includes the impact of 2009 advance purchases of approximately $13.0 million by a North American customer, was due to continued growth in Asia and global economic improvement. Sales in Asia, which is the fastest growing market for lead-acid separators, increased 38.8% in fiscal 2010. The impact of foreign currency translation was not significant for fiscal 2010.

        Segment operating income.    Segment operating income was $79.1 million, an increase of $11.1 million, or 16.3%, from fiscal 2009. Segment operating income as a percent of net sales was 25.1% for fiscal 2010, compared to 24.2% for fiscal 2009. The increase in segment operating income and segment operating income margin was due to higher production volumes and production efficiencies.

Separations Media

Fiscal 2011 compared with fiscal 2010

        Net sales.    Net sales for fiscal 2011 were $190.2 million, an increase of $19.3 million, or 11.3%, from fiscal 2010, including the positive effect of foreign currency translation of $6.6 million. Healthcare sales increased by 12.1% due to growth in hemodialysis and blood oxygenation applications and foreign currency translation. We expect hemodialysis sales in the first quarter of 2012 to be lower than the same period in the prior year due to two customers shifting production from the first quarter to the remainder of the year, primarily the third and fourth quarters of 2012. Because purchase volumes to these two customers are contractually defined, the shift in timing should not impact total fiscal 2012 sales. Filtration and specialty product sales increased by 9.9% due to growth across all key applications and foreign currency translation.

        Segment operating income.    Segment operating income was $54.7 million, an increase of $4.0 million, or 7.9%, from fiscal 2010. Segment operating income as a percent of net sales was 28.8%

for fiscal 2011, compared to 29.7% for fiscal 2010. The increase in segment operating income was due to higher sales, offset to some extent by higher energy costs and costs associated with our new capacity.

Fiscal 2010 compared with fiscal 2009

        Net sales.    Net sales for fiscal 2010 were $170.9 million, an increase of $21.6 million, or 14.5%, from fiscal 2009, including the negative effect of foreign currency translation of $6.4 million. Healthcare sales increased by 5.2% as demand in hemodialysis and blood oxygenation applications was somewhat offset by the effect of foreign currency translation. Filtration and specialty product sales increased by 34.5% due to economic improvement and strong demand in all key applications, somewhat offset by the effect of foreign currency translation.

        Segment operating income.    Operating income was $50.7 million, an increase of $14.9 million, or 41.6%, from fiscal 2009. Operating income as a percent of net sales was 29.7% for fiscal 2010, compared to 24.0% for fiscal 2009. The increase in segment operating income and segment operating income margin was due to the higher sales. In addition, filtration production was reduced in the third and fourth quarters of 2009 due to lower sales related to the macro-economic environment at that time.

Corporate and other costs

        Corporate and other costs include costs associated with the corporate office and other costs that are not allocated to the reporting segments for segment reporting purposes, including amortization of identified intangible assets and performance-based incentive compensation.

        Fiscal 2011 compared with fiscal 2010.    Corporate and other costs for fiscal 2011 were $42.5 million, compared to $44.6 million for fiscal 2010. The decrease was due primarily to a decrease in the accrual of variable incentives under performance-based compensation plans.

        Fiscal 2010 compared with fiscal 2009.    Corporate and other costs for fiscal 2010 were $44.6 million, compared to $31.4 million for fiscal 2009. The increase was due primarily to the accrual of variable incentives under performance-based compensation plans.

Foreign Operations

        As of December 31, 2011, we manufacture our products at 14 strategically located facilities in North America, Europe and Asia. Net sales from the foreign locations were $490.6 million, $415.3 million and $351.5 million for fiscal 2011, 2010 and 2009, respectively. Typically, we sell our products in the currency of the country where the manufacturing facility that produces the product is located. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other actions that would have a direct or indirect adverse impact on our business or market opportunities within such governments' countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.

Seasonality

        Operations at our European production facilities are traditionally subject to shutdowns for approximately one month during the third quarter of each year for employee vacations. As a result, operating income during the third quarter of any fiscal year may be lower than operating income in other quarters during the same fiscal year. Because of the seasonal fluctuations, comparisons of our operating results for the third quarter of any fiscal year with those of the other quarters during the same fiscal year may be of limited relevance in predicting our future financial performance.

Liquidity and capital resources

        Cash and cash equivalents increased by $2.6 million since January 1, 2011, as cash generated from operations was used to fund growth investments.

        Operating activities.    Net cash provided by operating activities was $144.8 million in fiscal 2011, consisting of cash generated from operations of $181.1 million, offset by an increase in accounts receivable and inventory associated with our sales growth. Accounts receivable days sales outstanding is consistent with the prior year, and we have not experienced significant changes in accounts receivable aging or customer payment terms and believe that we have adequately provided for potential bad debts. Inventory is generally not subject to obsolescence and does not have a shelf life, and we do not believe there is a significant risk of inventory impairment.

        Investing activities.    In fiscal 2011, total capital expenditures were $156.3 million, net of DOE grant awards of $23.6 million, compared to $68.8 million for fiscal 2010. Capital expenditures in 2011 were primarily related to capacity expansions across all of our businesses, especially for lithium battery separators targeted for EDV applications. The capacity expansion projects will continue in 2012 and 2013. Based on currently approved projects, total capital spending for fiscal 2012 is expected to be similar to fiscal 2011 and will be funded by cash from operations. As of December 31, 2011, we had $101.8 million of construction in progress which was primarily related to the capacity expansion projects.

        Financing activities.    During fiscal 2011, financing activities consisted primarily of scheduled principal payments under our credit agreement and proceeds from the exercise of stock options.

        We intend to fund our ongoing operations with cash on hand, cash generated by operations and borrowings under the senior secured credit agreement. As of December 31, 2011 and January 1, 2011, approximately 70% of our cash and cash equivalents were held by foreign subsidiaries. There were no significant restrictions on our ability to transfer funds with and among subsidiaries, or any material adverse tax consequences that would impact our ability to transfer funds held by foreign subsidiaries to the U.S.

        Our senior secured credit agreement provides for a U.S. dollar term loan facility ($301.2 million outstanding at December 31, 2011), a euro term loan facility ($43.3 million outstanding at December 31, 2011) and a $90.0 million revolving credit facility. At December 31, 2011, we had no borrowings or undrawn standby letters of credit outstanding on the revolving credit facility. The term loans mature in July 2014 and the revolving credit facility matures in July 2013. Interest rates under the senior secured credit agreement are, at our option, equal to either an alternate base rate or the Eurocurrency base rate plus a specified margin. At December 31, 2011, interest rates on the U.S. dollar term loan and euro term loan were 2.30% and 3.02%, respectively.

        When loans are outstanding under the revolving credit facility, we are required to maintain a senior leverage ratio of indebtedness to Adjusted EBITDA of less than 3.00 to 1.00. At December 31, 2011, our senior leverage ratio was 1.17 to 1.00 and therefore, had no effect on borrowings available under the revolving credit facility. Adjusted EBITDA, as defined under the senior secured credit agreement, was as follows:

(in millions)	Fiscal 2011
Net income	$105.2
Add/Subtract:
Depreciation and amortization expense	51.3
Interest expense, net	34.4
Income taxes	51.9
Stock-based compensation	9.3
Foreign currency gain	(1.9)
Loss on disposal of property, plant and equipment	0.3
Costs related to the FTC litigation	0.5
Other non-cash or non-recurring charges	(0.2)

Adjusted EBITDA	$250.8

        As of December 31, 2011, the calculation of the senior leverage ratio, as defined under the senior secured credit agreement, was as follows:

(in millions)	Fiscal 2011
Indebtedness(1)	$294.5
Adjusted EBITDA	250.8
Actual leverage ratio	1.17x

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

        Future debt service payments are expected to be paid out of cash flows from operations, borrowings on our revolving credit facility and future refinancing of our debt. Our cash interest requirements for the next twelve months are estimated to be $36.1 million.

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

        In connection with the acquisition of Membrana in 2002, we recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for us to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. The environmental reserve for the Membrana facility, which is denominated in euros, was $12.0 million at December 31, 2011. We anticipate that that majority of expenditures associated with the reserve will be made in the next twelve months.

        We have indemnification agreements for certain environmental matters from Acordis and Akzo, the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis's successors. Akzo's indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. We will receive indemnification payments under the indemnification agreements after expenditures are made against approved claims. At December 31, 2011, amounts receivable under the indemnification agreements were $12.1 million.

Contractual Obligations

        The following table sets forth our contractual obligations at December 31, 2011. Some of the amounts included in this table are based on management's estimates and assumptions about these obligations, including their duration, anticipated actions by third parties and other actions. Because these estimates and assumptions are necessarily subjective, the timing and amount of payments under these obligations may vary from those reflected in this table. For more information on these obligations, see the notes to consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data."

	Payment due by Period
(in millions)	Total	2012	2013 - 2014	2015 - 2016	Thereafter
Long-term debt(1)	$344.5	$3.7	$340.8	$—	$—
7.5% senior notes	365.0	—	—	—	365.0
Cash interest payments(2)	185.5	36.1	67.2	54.8	27.4
Operating lease obligations(3)	8.8	2.0	2.5	1.3	3.0

	$903.8	$41.8	$410.5	$56.1	$395.4

(1)
The term loan facilities include euro-denominated debt held by one of our foreign subsidiaries. The table assumes that the dollar/euro exchange rate is the rate at December 31, 2011 for all periods presented and that the debt is held to its stated maturity.

(2)
Includes cash interest requirements on long-term debt and the 7.5% senior notes. Interest rates under the term loan facilities are variable and the table assumes that these rates are the same rates that were in effect at December 31, 2011. For the euro-denominated debt, the table assumes that the dollar/euro exchange rate is the rate at December 31, 2011 for all periods presented.

(3)
We lease certain equipment and facilities under operating leases. Some lease agreements provide us with the option to renew the lease agreement. Our future operating lease obligations would change if we exercised these renewal options. For euro-denominated leases, the table assumes that the dollar/euro exchange rate is the period average rate for 2011 and for all periods presented.

(4)
As discussed in the notes to consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data," we have long-term liabilities for pension and postretirement benefits of $80.9 million as of December 31, 2011. Our contributions for these benefit plans are not included in the table above since the timing and amount of payments are dependent upon many factors, including when an employee retires or leaves the Company, certain benefit elections by employees, return on plan assets, minimum funding requirements and foreign currency exchange rates. We estimate that contributions to the pension and postretirement plans in fiscal 2012 will be $1.8 million.

(5)
As discussed in the notes to consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data," we have recorded a liability at December 31, 2011 of $9.4 million for unrecognized tax benefits. Payments related to this liability are not included in the table above since the timing and actual amounts of the payments, if any, are not known.

(6)
As discussed in the notes to consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data," we have a net environmental receivable of $0.1 million, consisting of an environmental obligation of $12.0 million offset by the related indemnification receivable of $12.1 million. Indemnification payments are received after expenditures are made against approved claims. As a result, we expect to make environmental obligation payments over the next twelve months and receive indemnification payments over the next two years.

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

Interest rate risk

        At December 31, 2011, we had fixed rate debt of $365.0 million and variable rate debt of $344.5 million. To reduce the interest rate risk inherent in our variable rate debt, we may utilize interest rate derivatives. As of December 31, 2011, there were no outstanding interest rate derivatives. The pre-tax earnings and cash flow impact resulting from a 100 basis point increase in interest rates on our variable rate debt, holding other variables constant, would be $3.4 million per year.

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

        The dollar/euro exchange rates used in our financial statements for the fiscal years ended as set forth below were as follows:

	2011	2010	2009
Period end rate	1.2950	1.3342	1.4317
Period average rate	1.3935	1.3294	1.3939

        Our strategy for management of currency risk relies primarily on conducting our operations in a country's respective currency and may, from time to time, involve foreign currency derivatives. As of December 31, 2011, we did not have any foreign currency derivatives outstanding.

Item 8.    Financial Statements and Supplementary Data

        The Company's report of independent registered public accounting firm and consolidated financial statements and related notes appear on the following pages of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of Polypore International, Inc.

        We have audited the accompanying consolidated balance sheets of Polypore International, Inc. as of December 31, 2011 and January 1, 2011, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polypore International, Inc. at December 31, 2011 and January 1, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Polypore International, Inc.'s internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina
February 27, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of Polypore International, Inc.

        We have audited Polypore International, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Polypore International, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Polypore International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Polypore International, Inc. as of December 31, 2011 and January 1, 2011, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2011 of Polypore International, Inc. and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina
February 27, 2012

Polypore International, Inc.

Consolidated balance sheets

(in thousands, except share data)	December 31, 2011	January 1, 2011
Assets
Current assets:
Cash and cash equivalents	$92,574	$89,955
Accounts receivable, net	134,016	116,716
Inventories	90,444	76,954
Deferred income taxes	3,171	2,241
Prepaid and other	21,560	14,958

Total current assets	341,765	300,824
Property, plant and equipment, net	527,778	415,297
Goodwill	469,319	469,319
Intangibles and loan acquisition costs, net	133,586	152,556
Other	9,431	10,500

Total assets	$1,481,879	$1,348,496

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$34,332	$29,585
Accrued liabilities	61,907	67,099
Income taxes payable	5,881	5,262
Current portion of debt	3,682	3,696

Total current liabilities	105,802	105,642
Debt, less current portion	705,836	711,636
Pension and postretirement benefits, less current portion	80,871	71,986
Deferred income taxes	76,601	66,158
Other	13,376	15,024
Commitments and contingencies
Shareholders' equity:
Preferred stock—15,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value—200,000,000 shares authorized, 46,499,180 and 45,582,557 issued and outstanding at December 31, 2011 and January 1, 2011	465	456
Paid-in capital	527,243	497,160
Accumulated deficit	(15,183)	(120,423)
Accumulated other comprehensive income (loss)	(17,127)	269

Total Polypore shareholders' equity	495,398	377,462
Noncontrolling interest	3,995	588

Total shareholders' equity	499,393	378,050

Total liabilities and shareholders' equity	$1,481,879	$1,348,496

See notes to consolidated financial statements

Polypore International, Inc.

Consolidated statements of operations

(in thousands, except per share data)	Year ended December 31, 2011	Year ended January 1, 2011	Year ended January 2, 2010
Net sales	$763,074	$616,625	$516,855
Cost of goods sold	441,013	369,767	321,056

Gross profit	322,061	246,858	195,799
Selling, general and administrative expenses	132,596	114,714	100,411
Business restructuring	—	(776)	21,324
Goodwill impairment	—	—	131,450

Operating income (loss)	189,465	132,920	(57,386)
Other (income) expense:
Interest expense, net	34,384	46,747	57,097
Gain on sale of Italian subsidiary	—	(3,327)	—
Foreign currency and other	(2,018)	(1,347)	(704)
Costs related to purchase of 8.75% senior subordinated notes	—	2,263	—

	32,366	44,336	56,393

Income (loss) before income taxes	157,099	88,584	(113,779)
Income taxes	51,859	25,009	3,548

Net income (loss)	$105,240	$63,575	$(117,327)

Net income (loss) per share:
Basic	$2.28	$1.43	$(2.64)
Diluted	$2.23	$1.39	$(2.64)
Weighted average shares outstanding:
Basic	46,182,204	44,562,421	44,385,552
Diluted	47,119,997	45,748,058	44,385,552

See notes to consolidated financial statements

Polypore International, Inc.

Consolidated statements of shareholders' equity

(in thousands, except share data)	Shares of Common Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total	Comprehensive Income (Loss)
Balance at January 3, 2009	44,377,560	$444	$479,442	$(66,671)	$(20,352)	$2,950	$395,813
Net loss for the year ended January 2, 2010	—	—	—	(117,327)	—	—	(117,327)	$(117,327)
Stock-based compensation	—	—	2,265	—	—	—	2,265	—
Stock option exercises	36,602	—	191	—	—	—	191	—
Restricted stock grants	3,164	—	—	—	—	—	—	—
Noncontrolling interest	—	—	(650)	—	—	(2,950)	(3,600)	—
Reversal of unrealized loss on interest rate swap agreements, net of income tax expense of $2,035	—	—	—	—	3,442	—	3,442	3,442
Change in net actuarial loss and prior service credit, net of income tax expense of $1,398	—	—	—	—	3,197	—	3,197	3,197
Foreign currency translation adjustment, net of income tax expense of $978	—	—	—	—	364	—	364	364

Balance at January 2, 2010	44,417,326	444	481,248	(183,998)	(13,349)	—	284,345
Comprehensive loss for the year ended January 2, 2010								$(110,324)

Net income for the year ended January 1, 2011	—	—	—	63,575	—	—	63,575	$63,575
Stock-based compensation	—	—	2,295	—	—	—	2,295	—
Stock option exercises	1,161,815	12	6,848	—	—	—	6,860	—
Excess tax benefit from stock-based compensation	—	—	6,769	—	—	—	6,769	—
Restricted stock grants	3,416	—	—	—	—	—	—	—
Noncontrolling interest	—	—	—	—	—	581	581	—
Change in net actuarial loss and prior service credit, net of income tax benefit of $2,311	—	—	—	—	(5,165)	—	(5,165)	(5,165)
Foreign currency translation adjustment, net of income tax benefit of $2,008	—	—	—	—	18,783	7	18,790	18,783

Balance at January 1, 2011	45,582,557	456	497,160	(120,423)	269	588	378,050
Comprehensive income for the year ended January 1, 2011								$77,193

Net income for the year ended December 31, 2011	—	—	—	105,240	—	—	105,240	$105,240
Stock-based compensation	—	—	9,298	—	—	—	9,298	—
Stock option exercises	912,243	9	6,649	—	—	—	6,658	—
Excess tax benefit from stock-based compensation	—	—	14,136	—	—	—	14,136	—
Restricted stock grants	4,380	—	—	—	—	—	—	—
Noncontrolling interest	—	—	—	—	—	3,350	3,350	—
Change in net actuarial loss and prior service credit, net of income tax benefit of $2,187	—	—	—	—	(4,812)	—	(4,812)	(4,812)
Foreign currency translation adjustment, net of income tax benefit of $895	—	—	—	—	(12,584)	57	(12,527)	(12,584)

Balance at December 31, 2011	46,499,180	$465	$527,243	$(15,183)	$(17,127)	$3,995	$499,393

Comprehensive income for the year ended December 31, 2011								$87,844

See notes to consolidated financial statements

Polypore International, Inc.

Consolidated statements of cash flows

(in thousands)	Year ended December 31, 2011	Year ended January 1, 2011	Year ended January 2, 2010
Operating activities:
Net income (loss)	$105,240	$63,575	$(117,327)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	34,812	31,492	34,616
Amortization expense	16,530	16,415	16,779
Amortization of loan acquisition costs	2,454	2,621	2,588
Stock-based compensation	9,298	2,295	2,265
Loss on disposal of property, plant and equipment	375	1,120	341
Foreign currency gain	(2,065)	(1,416)	(747)
Excess tax benefit from stock-based compensation	(14,136)	(6,769)	—
Deferred income taxes	28,640	4,292	(10,406)
Business restructuring	—	(776)	21,324
Gain on sale of Italian subsidiary	—	(3,327)	—
Costs related to purchase of 8.75% senior subordinated notes	—	2,263	—
Goodwill impairment	—	—	131,450
Changes in operating assets and liabilities:
Accounts receivable	(18,795)	(11,984)	(6,174)
Inventories	(15,614)	(6,198)	(1,148)
Prepaid and other current assets	(2,046)	3,805	538
Accounts payable and accrued liabilities	(661)	22,626	(20,156)
Income taxes payable	245	2,597	6,919
Other, net	556	4,576	(7,731)

Net cash provided by operating activities	144,833	127,207	53,131
Investing activities:
Purchases of property, plant and equipment, net	(156,330)	(68,787)	(16,265)
Payments associated with the stock sale of Italian subsidiary, net	—	(21,519)	—

Net cash used in investing activities	(156,330)	(90,306)	(16,265)
Financing activities:
Principal payments on debt	(4,519)	(10,017)	(7,041)
Proceeds from stock option exercises	6,658	6,860	191
Excess tax benefit from stock-based compensation	14,136	6,769	—
Noncontrolling interest	1,936	581	(3,600)
Payments for loan acquisition costs	(627)	(7,954)	—
Proceeds from issuance of 7.5% senior notes	—	365,000	—
Purchase of 8.75% senior subordinated notes	—	(422,549)	—

Net cash provided by (used in) financing activities	17,584	(61,310)	(10,450)
Effect of exchange rate changes on cash and cash equivalents	(3,468)	(611)	5,538

Net increase (decrease) in cash and cash equivalents	2,619	(25,020)	31,954
Cash and cash equivalents at beginning of year	89,955	114,975	83,021

Cash and cash equivalents at end of year	$92,574	$89,955	$114,975

Supplemental cash flow information
Cash paid for interest, net of capitalized interest	$32,174	$46,468	$55,573
Cash paid for income taxes, net of refunds	22,975	16,323	7,035

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

2. Accounting Policies

Basis of Presentation and Use of Estimates

        The accompanying consolidated financial statements include the accounts of the Company and all majority owned subsidiaries after elimination of intercompany accounts and transactions. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. Certain amounts previously presented in the consolidated financial statements for prior periods have been reclassified to conform to current classifications. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting Period

        The Company's fiscal year is the 52- or 53-week period ending the Saturday nearest to December 31. The fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010 included 52 weeks.

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

Accounts Receivable and Concentrations of Credit Risk

        Accounts receivable potentially expose the Company to concentrations of credit risk. The Company provides credit in the normal course of business and performs ongoing credit evaluations on certain of its customers' financial condition, but generally does not require collateral to support such receivables. Accounts receivable, net of allowance for doubtful accounts, are carried at cost which approximates fair value. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The allowance for doubtful

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

2. Accounting Policies (Continued)

accounts was $2,681,000 and $2,521,000 at December 31, 2011 and January 1, 2011, respectively. The Company believes that the allowance for doubtful accounts is adequate to provide for potential losses resulting from uncollectible accounts. The Company charges accounts receivables off against the allowance for doubtful accounts when it deems them to be uncollectible on a specific identification basis. Exide Technologies, a customer of the Company's transportation and industrial segment, accounted for less than 10% of the Company's sales in 2011 and 2010 and approximately 13% in 2009.

Inventories

        Inventories are carried at the lower of cost or market using the first-in, first-out method of accounting and consist of:

(in thousands)	December 31, 2011	January 1, 2011
Raw materials	$35,423	$31,304
Work-in-process	18,351	13,434
Finished goods	36,670	32,216

	$90,444	$76,954

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation is computed for financial reporting purposes on the straight-line method over the estimated useful lives of the related assets. The estimated useful lives for buildings and land improvements range from 20 to 40 years and the estimated useful lives for machinery and equipment range from 5 to 15 years. Repairs and maintenance costs, which include indirect labor and employee benefits associated with maintenance personnel and utility, maintenance and repair costs for equipment and facilities utilized in the manufacturing process, are treated as inventoriable costs. Major planned maintenance activities outside of the normal production process are capitalized as property, plant and equipment if the costs are expected to provide future benefits by increasing the service potential of the asset to which the repair or maintenance applies. Costs of the construction of certain long-term assets include capitalized interest which is amortized over the estimated useful life of the related asset. The Company capitalized interest of $3,344,000 and $1,432,000 in 2011 and 2010, respectively.

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

Income Taxes

        Deferred tax assets and liabilities are based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes. A valuation allowance is recognized if it is more likely than not that a portion of the deferred tax assets will not be realized in the future. The tax effects from unrecognized tax benefits are recognized in the financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

2. Accounting Policies (Continued)

Stock-Based Compensation

        The Company records stock-based compensation based on the fair value of the award at the grant date. Stock-based compensation expense is recorded over the requisite service period using the straight-line method for service-based awards and in the service period corresponding to the performance target for performance based awards. Excess tax benefits from employee stock option exercises are recorded as an increase to additional paid-in capital if an incremental tax benefit is realized following the ordering provisions of the tax law. Excess tax benefits are reported as a financing cash inflow rather than as a reduction of income taxes paid in the statement of cash flows.

Research and Development

        The cost of research and development is charged to expense as incurred and is included in "Selling, general and administrative expenses" in the accompanying consolidated statements of operations. Research and development expense was $17,555,000, $14,752,000 and $16,789,000 in 2011, 2010 and 2009, respectively.

Government Grants

        Grant awards are recognized when there is reasonable assurance that the Company will receive the grant and comply with the conditions attached to the grant. For capital expenditures, the Company deducts grant awards from the cost of the related asset. For expense reimbursements, the Company deducts grant awards from the related expenses. In 2010, the Company was awarded a $49,264,000 grant from the U.S. Department of Energy ("DOE") to help fund an expansion of its U.S. lithium battery separator production capacity. As of December 31, 2011, the Company has recognized $46,217,000 from the DOE grant. The Company has also been awarded state and local grants in connection with certain of its U.S. expansions.

        The Company recognized grant awards for capital expenditures of $23,550,000 and $13,762,000 in 2011 and 2010, respectively. The Company recognized grant awards for expenses of $4,715,000 and $2,731,000 in 2011 and 2010, respectively. At December 31, 2011 and January 1, 2011, amounts due from government agencies were $1,483,000 and $2,546,000, respectively.

Net Income (Loss) Per Share

        Basic net income (loss) per common share is based on the weighted-average number of common shares outstanding in each year. Diluted net income per common share considers the impact of dilution from stock options and unvested restricted stock shares as measured under the treasury stock method. Potential common shares that would increase net income per share amounts or decrease net loss per share amounts are antidilutive and excluded from the diluted net income (loss) per common share computation. For 2009, no stock options or restricted stock shares were included in the computation because the Company reported a net loss.

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

Fair Value of Financial Instruments

        The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates their fair value due to the short-term maturities of these assets and liabilities. The carrying amount of borrowings under the senior secured credit agreement approximates fair value because the interest rates adjust to market interest rates. The fair value of the 7.5% senior notes, based on a quoted market price, was $377,775,000 at December 31, 2011.

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

        As of December 31, 2011, the Company did not have any financial assets and liabilities required to be measured at fair value on a recurring basis. See Note 9 for pension assets measured at fair value on a recurring basis. See Note 4 for goodwill measured at fair value in 2009 on a nonrecurring basis.

Recent Accounting Pronouncements

        In June 2011, the FASB issued guidance on the disclosure and presentation requirements for comprehensive income. This new guidance requires comprehensive income to be presented in either a single continuous financial statement or in two separate but consecutive financial statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

        In September 2011, the FASB amended the guidance on the annual testing of goodwill for impairment. The amended guidance will allow companies to assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

3. Property, Plant and Equipment

        Property, plant and equipment consist of:

(in thousands)	December 31, 2011	January 1, 2011
Land	$23,907	$22,995
Buildings and land improvements	139,431	130,850
Machinery and equipment	475,107	387,397
Construction in progress	101,796	59,317

	740,241	600,559
Less accumulated depreciation	212,463	185,262

	$527,778	$415,297

4. Goodwill

        There were no changes in the carrying amount of goodwill for the years ended December 31, 2011 and January 1, 2011, and the carrying amount of goodwill at those dates was as follows:

(in thousands)	Transportation and Industrial	Electronics and EDVs	Separations Media	Total
Goodwill	$352,154	$36,336	$212,279	$600,769
Accumulated impairment charges	(131,450)	—	—	(131,450)

	$220,704	$36,336	$212,279	$469,319

        In 2009, because of the economic environment and estimates of future lead-acid demand in North America, the Company determined that the carrying value of the transportation and industrial reporting unit exceeded its implied fair value and recorded a goodwill impairment charge of $131,450,000. Goodwill impairment was measured on a nonrecurring basis using the income approach, which utilizes inputs classified as level three in the fair value hierarchy.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

5. Intangibles, Loan Acquisition and Other Costs

        Intangibles, loan acquisition and other costs consist of:

		December 31, 2011		January 1, 2011
(in thousands)	Weighted Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible and other assets subject to amortization:
Customer relationships	18	$193,462	$86,567	$193,754	$75,172
Technology and patents	9	40,338	35,563	40,780	31,231
Loan acquisition costs	7	17,252	6,895	17,018	4,441
Trade names	15	400	102	400	76
Intangible assets not subject to amortization:
Trade names	Indefinite	11,261	—	11,524	—

		$262,713	$129,127	$263,476	$110,920

        Amortization expense, including amortization of loan acquisition costs classified as interest expense, was $18,984,000, $19,036,000 and $19,367,000 in 2011, 2010 and 2009, respectively. The Company's estimate of amortization expense for the next five years is as follows:

(in thousands)
2012	$15,809
2013	14,312
2014	13,683
2015	13,059
2016	13,059

6. Accrued Liabilities

        Accrued liabilities consist of:

(in thousands)	December 31, 2011	January 1, 2011
Compensation expense and other fringe benefits	$26,449	$27,803
Current portion of environmental reserve	11,873	13,058
Other	23,585	26,238

	$61,907	$67,099

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

7. Debt

        Debt, in order of priority, consists of:

(in thousands)	December 31, 2011	January 1, 2011
Senior credit agreement:
Revolving credit facility	$—	$—
Term loan facilities	344,518	350,332

	344,518	350,332
7.5% senior notes	365,000	365,000

	709,518	715,332
Less current maturities	3,682	3,696

Long-term debt	$705,836	$711,636

        The senior secured credit agreement provides for a U.S. dollar term loan facility ($301,233,000 outstanding at December 31, 2011), a euro term loan facility ($43,285,000 outstanding at December 31, 2011) and a $90,000,000 revolving credit facility. At December 31, 2011, the entire amount of the revolving credit facility was available for borrowing. Interest rates under the senior secured credit agreement are, at the Company's option, equal to either an alternate base rate or the Eurocurrency base rate plus a specified margin. The Company is subject to limitations on capital spending and, when loans are outstanding under the revolving credit facility, a maximum net senior leverage ratio. The term loans mature in July 2014 and the revolving credit facility matures in July 2013.

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

        Minimum scheduled principal repayments of the term loans are as follows:

(in thousands)
2012	$3,682
2013	3,682
2014	337,154

$344,518

        In the fourth quarter of 2010, the Company issued $365,000,000 aggregate principal amount of 7.5% senior notes due 2017. Interest on the notes is payable semi-annually on May 15 and November 15. The notes are effectively subordinated to all of the Company's existing and future secured debt and will rank senior to any of the Company's existing and future senior subordinated debt. The Company's domestic subsidiaries, subject to certain exceptions, guarantee the notes. At any time prior to November 15, 2013, the Company may redeem the notes, in whole or in part, at a price equal to 100% of the principal amount of the notes plus a make-whole premium. On or after November 15, 2013, the Company may redeem some or all of the notes at redemption prices specified in the indenture governing the notes. In addition, the Company may on any one or more occasions redeem up to 35% of the notes using the proceeds of certain equity offerings completed before

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

7. Debt (Continued)

November 15, 2013 at the redemption price defined in the indenture. The Company incurred loan acquisition costs of $8,581,000 in connection with the issuance of the notes.

        The Company used proceeds from the issuance of the 7.5% senior notes and cash on hand to purchase and retire all of the previously outstanding 8.75% senior subordinated notes through tender offer or redemption. The total purchase price for the notes was $422,549,000, consisting of principal of $421,801,000 and tender premiums and expenses of $748,000. In connection with the purchase, the Company incurred a $2,263,000 charge to income, comprised of the tender premiums and expenses and write-off of unamortized loan acquisition costs of $1,515,000.

8. Income Taxes

        Significant components of deferred tax assets and liabilities consist of:

(in thousands)	December 31, 2011	January 1, 2011
Deferred tax assets:
Pension and postretirement benefits	$23,528	$20,165
Net operating loss carryforwards	36,070	43,421
Other	15,531	11,440

Total deferred tax assets	75,129	75,026
Valuation allowance	(9,580)	(8,613)

Net deferred tax assets	65,549	66,413
Deferred tax liabilities:
Property, plant and equipment	(87,458)	(73,988)
Goodwill and intangibles	(47,957)	(52,971)
Other	(3,564)	(3,371)

Total deferred tax liabilities	(138,979)	(130,330)

Net deferred taxes	$(73,430)	$(63,917)

        The valuation allowance increased by $967,000 due to net operating losses in foreign countries for which the benefit may never be realized.

        Deferred taxes are reflected in the consolidated balance sheet as follows:

(in thousands)	December 31, 2011	January 1, 2011
Current deferred tax asset	$3,171	$2,241
Non-current deferred tax liability	(76,601)	(66,158)

Net deferred taxes	$(73,430)	$(63,917)

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

8. Income Taxes (Continued)

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits, which are included in "Other" non-current liabilities in the accompanying consolidated balance sheets, is as follows:

(in thousands)	December 31, 2011	January 1, 2011
Balance at beginning of year	$8,103	$7,230
Increase related to prior year positions	1,270	1,161
Decrease related to settlements with taxing authorities	—	(288)

Balance at end of year	$9,373	$8,103

        The amount of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate is $8,045,000 and $7,812,000 as of December 31, 2011 and January 1, 2011, respectively. Accrued interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense and were $362,000 and $337,000 at December 31, 2011 and January 1, 2011, respectively.

        The Company has operations in North America, Europe and Asia and files tax returns in numerous tax jurisdictions. The Company is not subject to income tax adjustments in the U.S. for tax years prior to 2005 and in foreign jurisdictions for tax years prior to 2004. Tax audits are currently being conducted on a German subsidiary for the tax years 2004 through 2008. Although the outcome of tax audits is uncertain, management believes that adequate provisions have been made for potential liabilities resulting from such audits. Because audit outcomes and the timing of audit settlements are subject to significant uncertainty, the Company cannot make a reasonable estimate of the impact on earnings in the next twelve months from these audits. Management is not aware of any issues for open tax years that upon final resolution will have a material adverse effect on the Company's consolidated financial position, cash flows or operating results.

        At December 31, 2011, the Company has net operating loss carryforwards in the United States of $87,209,000 that expire beginning in 2026. The Company also has foreign net operating losses of $30,126,000 that expire at various dates beginning in 2015. The Company utilized approximately $14,428,000 of net operating losses during 2011.

        Income (loss) before income taxes includes the following components:

	Year Ended
(in thousands)	December 31, 2011	January 1, 2011	January 2, 2010
United States	$81,605	$17,900	$(168,493)
Foreign	75,494	70,684	54,714

	$157,099	$88,584	$(113,779)

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

8. Income Taxes (Continued)

        Income tax expense consists of:

	Year Ended
(in thousands)	December 31, 2011	January 1, 2011	January 2, 2010
Current:
U.S. taxes on domestic income	$1,021	$1,732	$501
Foreign taxes	22,198	18,985	13,453

Total current	23,219	20,717	13,954
Deferred:
U.S. taxes on domestic income	29,940	8,120	(14,158)
Foreign taxes	(1,300)	(3,828)	3,752

Total deferred	28,640	4,292	(10,406)

	$51,859	$25,009	$3,548

        Income taxes at the Company's effective tax rate differed from income taxes at the statutory rate as follows:

	Year Ended
(in thousands)	December 31, 2011	January 1, 2011	January 2, 2010
Computed income taxes at the expected statutory rate	$54,985	$31,004	$(39,823)
State and local taxes	1,771	560	(569)
Foreign taxes	(6,553)	(10,712)	(2,931)
Goodwill impairment	—	—	44,808
Other	1,656	4,157	2,063

Income tax expense	$51,859	$25,009	$3,548

        Taxes have been provided on earnings distributed and expected to be distributed by the Company's foreign subsidiaries. All other foreign earnings are undistributed and considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. The Company has not provided additional U.S. federal and state income taxes on an estimated $155,000,000 of undistributed earnings of consolidated foreign subsidiaries. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with this hypothetical calculation.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

8. Income Taxes (Continued)

        The Company has entered into an agreement with the Board of Investment in Thailand under which, subject to certain limitations, 100% of the Company's income from manufacturing activities in Thailand was tax-free through 2010 and portions of income will be tax-free for the following eleven years. The income tax benefits recognized from this tax holiday were $2,300,000, $2,128,000 and $2,094,000 in 2011, 2010 and 2009, respectively.

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

	Pension Plans		Other Postretirement Benefits
(in thousands)	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Change in benefit obligation
Benefit obligation at beginning of year	$(90,881)	$(90,459)	$(2,649)	$(2,501)
Service cost	(1,552)	(1,357)	(15)	(14)
Interest cost	(5,021)	(4,752)	(136)	(136)
Participant contributions	—	—	(20)	(22)
Actuarial loss	(6,962)	(6,426)	(197)	(85)
Benefit payments	3,440	3,140	90	109
Sale of Italian subsidiary	—	3,022	—	—
Foreign currency translation and other	3,309	5,951	—	—

Benefit obligation at end of year	(97,667)	(90,881)	(2,927)	(2,649)
Change in plan assets
Fair value of plan assets at beginning of year	19,729	22,591	—	—
Actual return on plan assets	241	51	—	—
Company contributions	1,848	1,773	70	87
Participant contributions	—	—	20	22
Benefit payments	(3,440)	(3,140)	(90)	(109)
Foreign currency translation and other	(483)	(1,546)	—	—

Fair value of plan assets at end of year	17,895	19,729	—	—

Funded status at end of year	$(79,772)	$(71,152)	$(2,927)	$(2,649)

Amounts recognized in the consolidated balance sheet consist of:
Accrued liabilities	$(1,686)	$(1,661)	$(142)	$(154)
Pension and postretirement benefits liabilities	(78,086)	(69,491)	(2,785)	(2,495)

Net amount recognized	$(79,772)	$(71,152)	$(2,927)	$(2,649)

Amounts recognized in accumulated other comprehensive income (loss), pre-tax, consist of:
Net actuarial loss	$15,637	$8,873	$655	$479
Prior service credit	(229)	(288)	—	—

Net amount recognized	$15,408	$8,585	$655	$479

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

9. Employee Benefit Plans (Continued)

        The accumulated benefit obligation for all defined benefit pension plans was $90,931,000 and $84,762,000 at December 31, 2011 and January 1, 2011, respectively. Each of the Company's defined benefit pension plans had accumulated benefit obligations in excess of plan assets at December 31, 2011.

        The following table provides the components of net periodic benefit cost:

	Pension Plans
	Year ended
(in thousands)	December 31, 2011	January 1, 2011	January 2, 2010
Service cost	$1,552	$1,357	$1,669
Interest cost	5,021	4,752	4,845
Expected return on plan assets	(910)	(1,068)	(1,077)
Amortization of prior service cost	(54)	(52)	(55)
Recognized net actuarial (gain) loss	69	(41)	(50)
Other	—	82	—

Net periodic benefit cost	$5,678	$5,030	$5,332

	Other Postretirement Benefits
	Year ended
(in thousands)	December 31, 2011	January 1, 2011	January 2, 2010
Service cost	$15	$14	$13
Interest cost	136	136	131
Recognized net actuarial loss	22	11	—

Net periodic benefit cost	$173	$161	$144

        Weighted average assumptions used to determine the benefit obligation and net periodic benefit costs consist of:

	Pension Plans		Other Postretirement Benefits
Weighted average assumptions as of the end of year	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Discount rate used to determine the benefit obligation	4.90%	5.40%	4.50%	5.25%
Discount rate used to determine the net periodic benefit costs	5.40%	6.00%	5.25%	5.75%
Expected return on plan assets	4.00%	4.98%	N/A	N/A
Rate of compensation increase	2.53%	2.52%	N/A	N/A

        The Company's pension plan assets are invested to obtain a reasonable long-term rate of return at an acceptable level of investment risk. Risk tolerance is established through consideration of plan liabilities, plan funded status and corporate financial condition. Investment risk is measured and monitored on an ongoing basis through periodic investment portfolio reviews, liability measurements and asset/liability studies. The Company's expected return on plan assets is based on historical market data for each asset class and expected market conditions. The assets in the pension plans are diversified across equity and fixed income investments, except for certain pension plans funded by insurance

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

9. Employee Benefit Plans (Continued)

contracts. The investment portfolio has target allocations of approximately 23% equity and 77% fixed income. The actual portfolio allocation was 18% equity, 45% bonds and 37% insurance contracts at December 31, 2011 and was 24% equity, 44% bonds and 32% insurance contracts at January 1, 2011. The equity securities are considered level one securities in the fair value hierarchy and primarily include investments in European companies. The bonds, which are primarily investment grade European bonds, and insurance contracts are level two securities.

        The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate for the medical plan) is 7.9% for 2012 and is assumed to trend down to 4.5% by 2028 and thereafter. A one-percentage-point change in the health care trend rates would not have a material effect on the post-retirement benefit obligation.

        In 2012, the Company expects to contribute $1,686,000 and $142,000 to its pension and postretirement benefit plans, respectively.

        The estimated future benefit payments expected to be paid for each of the next five years and the sum of payments expected for the next five years thereafter are:

(in thousands)	Pension Plans	Other Postretirement Benefits
2012	$3,343	$142
2013	3,510	129
2014	3,616	143
2015	3,784	152
2016	4,105	153
2017 - 2021	25,921	804

401(k) Plans

        The Company sponsors a 401(k) plan for U.S. salaried employees. Salaried employees are eligible to participate in the plan on January 1, April 1, July 1 or October 1 after their date of employment. Under the plan, employer contributions are defined as 5% of a participant's base salary plus a matching of employee contributions allowing for a maximum matching contribution of 3% of a participant's earnings. The cost of the plan recognized as expense was $3,540,000, $2,557,000 and $2,661,000 in 2011, 2010 and 2009, respectively.

        The Company sponsors a 401(k) plan for U.S. hourly employees subject to collective bargaining agreements. Depending on the applicable collective bargaining agreement, employer basic contributions are defined as 3.00% or 3.50% of a participant's base earnings plus a matching of employee contributions allowing for a maximum matching contribution of 3.80% or 3.50% of a participant's earnings. The Company also makes a separate contribution for employees who were hired prior to January 1, 2000 and who are not eligible for the postretirement benefit plan. The cost of the plan recognized as expense was $664,000, $592,000 and $503,000 in 2011, 2010 and 2009, respectively.

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

        In connection with the acquisition of Membrana GmbH ("Membrana") in 2002, the Company recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for the Company to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. The environmental reserve for the Membrana facility, which is denominated in euros, was $11,957,000 and $15,202,000 at December 31, 2011 and January 1, 2011, respectively. The Company anticipates that the majority of expenditures associated with the reserve will be made in the next twelve months. The current portion of the reserve is classified in "Accrued liabilities" in the accompanying consolidated balance sheets.

        The Company has indemnification agreements for certain environmental matters from Acordis A.G. ("Acordis") and Akzo Nobel N.V. ("Akzo"), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis's successors. Akzo's indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. The Company receives indemnification payments under the indemnification agreements after expenditures are made against approved claims. At December 31, 2011 and January 1, 2011, amounts receivable under the indemnification agreements were $12,099,000 and $12,465,000, respectively. The current portion of the indemnification receivable was $10,183,000 and $5,373,000 at December 31, 2011 and January 1, 2011, respectively, and is included in "Prepaid and other" in the accompanying consolidated balance sheets.

11. Commitments and Contingencies

Leases

        The Company leases certain equipment and facilities under operating leases. Rent expense was $2,750,000, $2,279,000 and $1,508,000 in 2011, 2010 and 2009, respectively.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

11. Commitments and Contingencies (Continued)

        Future minimum operating lease payments at December 31, 2011 are:

(in thousands)
2012	$1,980
2013	1,330
2014	1,188
2015	736
2016	635
Thereafter	2,956

$8,825

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

Collective Bargaining Agreements

        On December 31, 2011, approximately 32% of the Company's employees were represented under collective bargaining agreements. A majority of those employees are located in Germany and France and are represented under industry-wide agreements that are subject to national and local government regulations. Labor unions also represent the Company's employees in Owensboro, Kentucky, and Corydon, Indiana.

Federal Trade Commission Litigation

        On September 9, 2008, the United States Federal Trade Commission (the "FTC") issued an administrative complaint against the Company alleging that its actions and the acquisition of Microporous Holding Corporation, the parent company of Microporous Products L.P. ("Microporous") have substantially lessened competition in North American markets for lead-acid battery separators. The Company filed an answer to the complaint on October 15, 2008 denying the material allegations of the complaint. The matter was presented before an Administrative Law Judge ("ALJ") of the FTC and the hearing concluded on June 12, 2009. In October 2009, the ALJ granted the Company's request to re-open the record to take additional evidence. On February 22, 2010, the FTC's ALJ issued an initial decision in which he recommended to the FTC that it order the Company to divest substantially all of the acquired Microporous assets, which include the manufacturing facilities located in Piney Flats, Tennessee, and Feistritz, Austria, and restore the competitive environment to that which existed prior to the acquisition, while ruling in the Company's favor on other portions of the complaint. On March 15, 2010, the Company filed a Notice of Appeal with the FTC. On November 5, 2010, the Company was notified that the FTC commissioners ("Commissioners") affirmed the relief initially granted by the FTC's ALJ issued on February 22, 2010. The Commissioners ordered that the Company proceed with

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

11. Commitments and Contingencies (Continued)

the ALJ's recommendations to divest substantially all of the Microporous assets acquired in February 2008.

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

        The Company believes that a final judicial resolution to the challenge by the FTC to the Microporous acquisition could take one or more years. Although it is difficult to predict the outcome, timing or impact of this matter at this time, the Company believes that the final resolution will not have a material adverse impact on its business, financial condition or results of operations.

        The Company's core energy storage business produces polymer-based membrane battery separators used in transportation, industrial and consumer electronic applications. The acquisition of the Microporous business extended the Company's product portfolio into the niche, mature deep cycle market for rubber-based battery separators, with considerable overlap to customers it currently serves with other products. The Company does not believe that a required divestiture of all or a portion of the Microporous assets would significantly impact its core energy storage business or the long-term growth drivers impacting this business, including growth in Asia, strong demand for consumer electronics and growing demand for electric drive vehicles.

        For the year ended December 31, 2011, the Microporous business represented approximately 10% of consolidated revenue and operating income, including the facility that the Company completed and shifted production to in Feistritz, Austria post-acquisition. At December 31, 2011, Microporous assets were less than 5% of consolidated assets. The Company's core energy storage and separations media businesses are experiencing strong demand, operating at high rates of capacity utilization and have initiated significant capacity expansions. Based on the growth in revenues and profits that the Company has experienced in the last two years, as well as the impact of new capacity expansions that are underway, the Company expects that the percentage of consolidated revenues and total assets represented by Microporous will continue to decline. The impact of a final resolution to this matter may be affected by a number of uncertainties, including, but not limited to, whether the Company is required to divest all or a portion of the Microporous assets, the timing of a potential divestiture, the proceeds of such a divestiture and the incremental growth in its core businesses. If the Company was required to divest of all or a portion of the Microporous assets, it would intend to sell the assets at fair market value and the proceeds of such a sale would be available to support continued investments in the faster growing and more profitable core energy storage and separations media businesses.

Other

        The Company is from time to time subject to various claims and other matters arising out of the normal conduct of business. The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional information

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

11. Commitments and Contingencies (Continued)

that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company believes that based on present information, it is unlikely that a liability, if any, exists that would have a material adverse effect on the consolidated operating results, financial position or cash flows of the Company.

12. Stock-Based Compensation Plans

        The Company offers stock-based compensation plans to attract, retain, motivate and reward key officers, non-employee directors and employees. Stock-based compensation expense includes costs associated with stock options and restricted stock and is classified as "Selling, general and administrative expenses" in the accompanying consolidated statements of operations.

        On May 12, 2011, the Company amended and restated the 2007 Stock Incentive Plan ("2007 Plan") to allow for the issuance of up to an additional 3,000,000 shares of common stock. After the amendment, the 2007 Plan allows for the grant of stock options, restricted stock and other instruments for up to a total of 4,751,963 shares of common stock. Stock options granted under the 2007 Plan have 10-year terms and are issued with an exercise price not less than the fair market value of the Company's stock on the grant date. Stock options granted under the 2007 Plan may vest based on satisfaction of certain annual performance criteria or may vest over time. Stock options granted under the 2006 Stock Option Plan ("2006 Plan") have a 10-year term and are fully vested as of January 1, 2011.

        A summary of outstanding stock options is as follows:

	Stock Options	Weighted- average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2011	2,306,565	$9.69
Granted	1,847,500	56.57
Exercised	(912,243)	7.55

Outstanding at December 31, 2011	3,241,822	37.01	8.6	$22,641

Vested and exercisable at December 31, 2011	876,239	10.88	6.9	29,016
Expected to vest	2,314,856	46.56	9.2	—

        Stock option expense was $9,206,000, $2,254,000 and $2,236,000 in 2011, 2010 and 2009, respectively. The income tax benefit related to stock option expense was $3,242,000, $850,000 and $838,000 in 2011, 2010 and 2009, respectively. As of December 31, 2011, the Company had $44,397,000 of total pre-tax unrecognized stock option expense, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.8 years.

        Exercise prices for options outstanding at December 31, 2011 ranged from $5.24 to $56.98. The intrinsic value is based on the Company's closing stock price of $43.99 at December 31, 2011, which would have been received by the option holder had the options been exercised at that date. The total intrinsic value of options exercised during 2011, 2010 and 2009 amounted to $48,063,000, $35,805,000 and $193,000, respectively.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

12. Stock-Based Compensation Plans (Continued)

        The Company is required to estimate the fair value of stock options on the grant date using an option-pricing model. The weighted average grant-date fair value of options granted during 2011, 2010 and 2009 amounted to $26.73, $9.40 and $4.03 per share, respectively. The fair value of each stock option granted was estimated on the date of grant based on the Black-Scholes option pricing model with the following weighted-average assumptions:

	Weighted average assumptions
	2011	2010	2009
Expected term (years)	4.8	4.5	4.0
Risk-free interest rate	0.90%	1.9%	1.9%
Expected volatility	56.1%	55.7%	49.9%
Dividend yield	—	—	—

        The potential expected term of the stock options ranges from the vesting period of the options (three years to four years) to the contractual term of the options of ten years. The Company determines the expected term of the options based on historical experience, vesting periods, structure of the option plans and contractual term of the options. The Company's risk-free interest rate is based on the interest rate of U.S. Treasury bills with a term approximating the expected term of the options and is measured at the date of the stock option grant. Expected volatility is estimated based on the Company's historical stock prices and implied volatility from traded options. The Company does not anticipate paying dividends.

        A summary of stock options that are expected to vest is as follows:

	Stock Options	Weighted-average grant- date fair value
January 1, 2011	1,051,542	$6.32
Granted	1,802,772	26.73
Vested	(539,458)	7.44

December 31, 2011	2,314,856	21.95

        The total fair value of options vested during 2011, 2010 and 2009 was $4,014,000, $2,098,000 and $2,038,000, respectively.

        Under the 2007 Plan, the Company granted restricted shares of 4,380, 3,416 and 3,164 in 2011, 2010 and 2009, respectively, to members of its Board of Directors for service to the Company.

        A summary of the status of unvested restricted stock is as follows:

	Restricted stock	Weighted-average grant- date fair value
Unvested at January 1, 2011	6,073	$26.36
Granted	4,380	54.80
Vested	(2,741)	24.34

Unvested at December 31, 2011	7,712	43.23

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

12. Stock-Based Compensation Plans (Continued)

        The cost associated with these restricted stock grants, which vest over three years, was $92,000, $41,000 and $29,000 in 2011, 2010 and 2009, respectively.

13. Accumulated Other Comprehensive Income (Loss)

        The components of accumulated other comprehensive income (loss) were as follows:

(in thousands)	December 31, 2011	January 1, 2011
Foreign currency translation adjustment	$(6,060)	$6,524
Net actuarial loss and prior service credit	(11,067)	(6,255)

Accumulated other comprehensive income (loss)	$(17,127)	$269

14. Related Party Transactions

        The Company's German subsidiary has a 33% equity investment in a patent and trademark service provider and a 25% equity investment in a research company. The investments are accounted for under the equity method of accounting and were $588,000 and $585,000 at December 31, 2011 and January 1, 2011, respectively. Charges from the affiliates for work performed were $979,000, $1,269,000 and $1,250,000 in 2011, 2010 and 2009, respectively. Amounts due to the affiliates were $107,000 and $99,000 at December 31, 2011 and January 1, 2011, respectively.

15. Noncontrolling Interest

        In 2010, the Company entered into a joint venture agreement with a customer, Camel Group Co., Ltd ("Camel"), a leading battery manufacturer in China, to produce lead-acid battery separators primarily for Camel's use. The joint venture, Daramic Xiangyang Battery Separator Co., Ltd. ("Daramic Xiangyang"), is located at Camel's facility and is expected to start production in 2012. In accordance with the joint venture agreement, the Company has made cash contributions of $7,370,000 for a 65% ownership, and Camel has contributed cash of $2,554,000 and land for a 35% ownership interest. In exchange for notes payable, Daramic Xiangyang has purchased production assets from the Company's former facility in Potenza, Italy, and will purchase a building currently under construction from Camel.

        In December 2009, the Company acquired the remaining 40% noncontrolling interest in Daramic NSG Tianjin PE Separator Co., LTD, a lead-acid battery separator manufacturing facility located in Tianjin, China, for $3,600,000. The purchase price in excess of the carrying amount of the noncontrolling interest was recorded as additional paid-in capital.

16. Business Restructuring

        Business restructuring relates primarily to the 2009 idling of capacity and reduction in headcount at the Company's lead-acid battery manufacturing facility in Owensboro, Kentucky. The capacity was idled because of excess capacity in the North American market at that time. Total costs in connection with the idling were $20,417,000, consisting of $521,000 for severance and benefits and other exit costs and a non-cash impairment of $19,896,000 for buildings and equipment. Because of economic improvement and an increase in demand in Asia, worldwide demand for battery separators has improved and the previously idled capacity is being utilized.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

17. Sale of Italian Subsidiary

        On March 9, 2010, the Company sold 100% of the stock of its wholly-owned Italian subsidiary, Daramic S.r.l., for €13,385,000 ($18,175,000 at March 9, 2010). The Company recognized a gain of $3,327,000 on the sale, net of direct transaction costs. As a result of the stock sale, the buyer acquired all of the assets and liabilities of Daramic S.r.l., including the Potenza, Italy facility, which was closed in 2008, and environmental and restructuring obligations associated with the Potenza site. In addition to assuming all assets and liabilities, the buyer fully indemnified the Company with regard to all environmental, health and safety matters related to this site. In connection with the sale, the Company was required to make net cash payments to the buyer of €16,047,000, consisting of the settlement of an acquired intercompany receivable due to Daramic S.r.l. from affiliates of the Company, reduced by the purchase price of Daramic S.r.l. due from the buyer. The Company paid €11,047,000 ($14,908,000) at closing and the remaining €5,000,000 ($6,611,000) on December 15, 2010.

18. Segment Information

        The Company's operations are principally managed on a products basis and are comprised of three reportable segments for financial reporting purposes. The Company's three reportable segments are presented in the context of its two primary businesses—energy storage and separations media.

        The energy storage business produces and markets membranes that provide the critical function of separating the cathode and anode in a variety of battery markets and is comprised of the following reportable segments:

  •
  Electronics and EDVs—produces and markets membranes for lithium-ion batteries that are used in portable electronic devices, cordless power tools and electric drive vehicles ("EDVs").

  •
  Transportation and industrial—produces and markets membranes for lead-acid batteries that are used in automobiles, other motor vehicles, forklifts and uninterruptible power supply systems.

        The separations media business is one reportable segment and produces and markets membranes used as the high technology filtration element in various medical and industrial applications.

        The Company evaluates the performance of segments and allocates resources to segments based on operating income before depreciation and amortization. In addition, it evaluates business segment performance before business restructuring, goodwill impairment and certain non-recurring and other costs.

        The electronics and EDVs operating segment and transportation and industrial operating segment were previously reported together as energy storage. In the fourth quarter of 2011, as a result of the significant growth and accelerating demand in the electronics and EDVs operating segment, the Company disaggregated the two operating segments of its energy storage business into two reporting segments. In addition, certain costs that were previously allocated to energy storage and separations media for internal reporting and financial statement reporting purposes, but were not allocated internally to the two operating segments included in energy storage, have been reclassified to "Corporate and other" in the following tables.

        All periods presented below have been adjusted to reflect these changes.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

18. Segment Information (Continued)

        Financial information relating to the reportable segments is presented below:

	Year ended
(in thousands)	December 31, 2011	January 1, 2011	January 2, 2010
Net sales to external customers (by major product group):
Electronics and EDVs	$200,991	$131,036	$86,136
Transportation and industrial	371,847	314,727	281,456

Energy storage	572,838	445,763	367,592
Healthcare	120,387	107,345	102,088
Filtration and specialty	69,849	63,517	47,175

Separations media	190,236	170,862	149,263

Total net sales to external customers	$763,074	$616,625	$516,855

Operating income:
Electronics and EDVs	$91,130	$51,412	$29,098
Transportation and industrial	96,058	79,121	67,981

Energy storage	187,188	130,533	97,079
Separations media	54,680	50,654	35,824
Corporate and other	(42,447)	(44,590)	(31,378)

Segment operating income	199,421	136,597	101,525
Stock-based compensation	9,298	2,295	2,265
Business restructuring	—	(776)	21,324
Goodwill impairment	—	—	131,450
Non-recurring and other costs	658	2,158	3,872

Total operating income (loss)	189,465	132,920	(57,386)
Reconciling items:
Interest expense, net	34,384	46,747	57,097
Gain on sale of Italian subsidiary	—	(3,327)	—
Foreign currency and other	(2,018)	(1,347)	(704)
Costs related to purchase of 8.75% senior subordinated notes	—	2,263	—

Income (loss) before income taxes	$157,099	$88,584	$(113,779)

Depreciation and amortization:
Electronics and EDVs	$9,395	$6,460	$6,796
Transportation and industrial	11,787	12,722	14,196

Energy storage	21,182	19,182	20,992
Separations media	13,360	12,033	13,378
Corporate and other	16,800	16,692	17,025

Total depreciation and amortization	$51,342	$47,907	$51,395

Capital expenditures:
Electronics and EDVs	$116,208	$50,699	$9,762
Transportation and industrial	17,671	4,144	2,697

Energy storage	133,879	54,843	12,459
Separations media	22,451	13,944	3,806

Total capital expenditures	$156,330	$68,787	$16,265

Assets:
Electronics and EDVs	$291,451	$179,158	$117,320
Transportation and industrial	283,292	258,488	274,127

Energy storage	574,743	437,646	391,447
Separations media	273,631	260,207	255,348
Corporate and other	633,505	650,643	705,798

Total assets	$1,481,879	$1,348,496	$1,352,593

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

18. Segment Information (Continued)

        Net sales by geographic location, based on the country from which the product is shipped, were as follows:

	Year ended
(in thousands)	December 31, 2011	January 1, 2011	January 2, 2010
Net sales to unaffiliated customers:
United States	$272,521	$201,307	$165,357
Germany	170,164	155,539	148,500
France	88,098	74,897	70,250
China	82,941	78,171	56,299
Other	149,350	106,711	76,449

Total	$763,074	$616,625	$516,855

        Property, plant and equipment by geographic location were as follows:

(in thousands)	December 31, 2011	January 1, 2011
United States	$235,051	$133,268
Germany	154,586	149,340
Thailand	48,498	47,977
Other	89,643	84,712

Total	$527,778	$415,297

19. Quarterly Results of Operations (Unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended December 31, 2011:
Net sales	$185,674	$196,376	$190,062	$190,962
Gross profit	79,466	87,514	76,904	78,177
Net income	25,681	29,507	23,605	26,447
Net income per share—basic	$0.56	$0.64	$0.51	$0.57

Net income per share—diluted	$0.55	$0.63	$0.50	$0.56

Fiscal year ended January 1, 2011:
Net sales	$145,339	$150,118	$151,650	$169,518
Gross profit	58,339	61,138	57,288	70,093
Net income	17,548	15,942	12,372	17,713
Net income per share—basic	$0.39	$0.36	$0.28	$0.40

Net income per share—diluted	$0.38	$0.34	$0.27	$0.38

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

20. Financial Statements of Guarantors

        The Company's senior notes are unconditionally guaranteed, jointly and severally, on a senior basis by certain of the Company's 100% owned subsidiaries ("Guarantors"). Management has determined that separate complete financial statements of the Guarantors would not be material to users of the financial statements.

        The following sets forth condensed consolidating financial statements of the Guarantors and non-Guarantor subsidiaries.

Condensed consolidating balance sheet
December 31, 2011

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$65,495	$27,079	$—	$92,574
Accounts receivable, net	51,831	82,185	—	—	134,016
Inventories	31,603	58,841	—	—	90,444
Prepaid and other	6,345	18,324	62	—	24,731

Total current assets	89,779	224,845	27,141	—	341,765
Due from affiliates	549,943	282,244	377,981	(1,210,168)	—
Investment in subsidiaries	177,143	321,215	570,456	(1,068,814)	—
Property, plant and equipment, net	235,051	292,727	—	—	527,778
Goodwill	—	—	469,319	—	469,319
Intangibles and loan acquisition costs, net	—	—	133,586	—	133,586
Other	157	9,274	—	—	9,431

Total assets	$1,052,073	$1,130,305	$1,578,483	$(2,278,982)	$1,481,879

Liabilities and shareholders' equity
Accounts payable and accrued liabilities	$41,301	$51,391	$3,547	$—	$96,239
Income taxes payable	—	5,231	650	—	5,881
Current portion of debt	—	453	3,229	—	3,682

Total current liabilities	41,301	57,075	7,426	—	105,802
Due to affiliates	554,230	247,424	408,514	(1,210,168)	—
Debt, less current portion	—	42,832	663,004	—	705,836
Pension and postretirement benefits, less current portion	2,928	77,943	—	—	80,871
Deferred income taxes and other	44,212	45,619	146	—	89,977
Shareholders' equity	409,402	659,412	499,393	(1,068,814)	499,393

Total liabilities and shareholders' equity	$1,052,073	$1,130,305	$1,578,483	$(2,278,982)	$1,481,879

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

20. Financial Statements of Guarantors (Continued)

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

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

20. Financial Statements of Guarantors (Continued)

Condensed consolidating statement of operations
Year ended December 31, 2011

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net sales	$272,521	$490,553	$—	$—	$763,074
Cost of goods sold	85,050	355,963	—	—	441,013

Gross profit	187,471	134,590	—	—	322,061
Selling, general and administrative expenses	73,171	52,518	6,907	—	132,596

Operating income (loss)	114,300	82,072	(6,907)	—	189,465
Interest expense and other	(8,936)	5,535	35,767	—	32,366
Equity in earnings of subsidiaries	—	—	(123,890)	123,890	—

Income before income taxes	123,236	76,537	81,216	(123,890)	157,099
Income taxes	54,975	20,908	(24,024)	—	51,859

Net income	$68,261	$55,629	$105,240	$(123,890)	$105,240

Condensed consolidating statement of operations
Year ended January 1, 2011

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net sales	$213,491	$403,134	$—	$—	$616,625
Cost of goods sold	87,714	282,053	—	—	369,767

Gross profit	125,777	121,081	—	—	246,858
Selling, general and administrative expenses	74,493	38,174	2,047	—	114,714
Business restructuring	233	(1,009)	—	—	(776)

Operating income (loss)	51,051	83,916	(2,047)	—	132,920
Interest expense and other	(8,631)	7,775	46,256	—	45,400
Gain on sale of Italian subsidiary	—	(3,327)	—	—	(3,327)
Costs related to purchase of 8.75% senior subordinated notes	—	—	2,263	—	2,263
Equity in earnings of subsidiaries	—	—	(85,932)	85,932	—

Income before income taxes	59,682	79,468	35,366	(85,932)	88,584
Income taxes	35,882	17,336	(28,209)	—	25,009

Net income	$23,800	$62,132	$63,575	$(85,932)	$63,575

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

20. Financial Statements of Guarantors (Continued)

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

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

20. Financial Statements of Guarantors (Continued)

Condensed consolidating statement of cash flows
Year ended December 31, 2011

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$145,862	$50,084	$(53,039)	$1,926	$144,833
Investing activities:
Purchases of property, plant and equipment, net	(113,648)	(42,682)	—	—	(156,330)

Net cash used in investing activities	(113,648)	(42,682)	—	—	(156,330)
Financing activities:
Principal payments on debt	—	(485)	(4,034)	—	(4,519)
Proceeds from stock option exercises	—	—	6,658	—	6,658
Excess tax benefit from stock-based compensation	—	—	14,136	—	14,136
Noncontrolling interest	—	—	1,936	—	1,936
Payments for loan acquisition costs	—	—	(627)	—	(627)
Intercompany transactions, net	(32,214)	3,874	30,266	(1,926)	—

Net cash provided by (used in) financing activities	(32,214)	3,389	48,335	(1,926)	17,584
Effect of exchange rate changes on cash and cash equivalents	—	(3,468)	—	—	(3,468)

Net increase (decrease) in cash and cash equivalents	—	7,323	(4,704)	—	2,619
Cash and cash equivalents at beginning of year	—	58,172	31,783	—	89,955

Cash and cash equivalents at end of year	$—	$65,495	$27,079	$—	$92,574

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

20. Financial Statements of Guarantors (Continued)

Condensed consolidating statement of cash flows
Year ended January 1, 2011

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$96,565	$78,646	$(52,953)	$4,949	$127,207
Investing activities:
Purchases of property, plant and equipment, net	(52,679)	(16,108)	—	—	(68,787)
Payments associated with the stock sale of Italian subsidiary, net	—	(21,519)	—	—	(21,519)

Net cash used in investing activities	(52,679)	(37,627)	—	—	(90,306)
Financing activities:
Principal payments on debt	—	(456)	(9,561)	—	(10,017)
Proceeds from stock option exercises	—	—	6,860	—	6,860
Excess tax benefit from stock-based compensation	—	—	6,769	—	6,769
Noncontrolling interest	—	—	581	—	581
Payments for loan acquisition costs	—	—	(7,954)	—	(7,954)
Proceeds from issuance of 7.5% senior notes	—	—	365,000	—	365,000
Purchase of 8.75% senior subordinated notes	—	—	(422,549)	—	(422,549)
Intercompany transactions, net	(45,100)	(26,151)	76,200	(4,949)	—

Net cash provided by (used in) financing activities	(45,100)	(26,607)	15,346	(4,949)	(61,310)
Effect of exchange rate changes on cash and cash equivalents	1,214	(1,825)	—	—	(611)

Net increase (decrease) in cash and cash equivalents	—	12,587	(37,607)	—	(25,020)
Cash and cash equivalents at beginning of year	—	45,585	69,390	—	114,975

Cash and cash equivalents at end of year	$—	$58,172	$31,783	$—	$89,955

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

20. Financial Statements of Guarantors (Continued)

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        An evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) was performed under the supervision, and with the participation of, the Company's management, including the Chief Executive Officer and Chief Financial Officer. The Company's disclosure controls are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011 to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management has conducted an assessment of the effectiveness of the Company's internal control over financial reporting using the criteria in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011, based on criteria in Internal Control—Integrated Framework issued by the COSO.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young LLP has issued an attestation report to the Company's internal control over financial reporting, which appears in Item 8 of Part II of this Annual Report on Form 10-K under the heading "Report of Independent Registered Public Accounting Firm."

Changes in Internal Control over Financial Reporting

        During the Company's fourth fiscal quarter of fiscal year 2011, there has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item is incorporated by reference from the information contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2012 Annual Meeting of Stockholders to be held on May 9, 2012.

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

Item 11.    Executive Compensation

        The information required by this Item is incorporated by reference from the information contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2012 Annual Meeting of Stockholders to be held on May 9, 2012.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item is incorporated by reference from the information contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2012 Annual Meeting of Stockholders to be held on May 9, 2012.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item is incorporated by reference from the information contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2012 Annual Meeting of Stockholders to be held on May 9, 2012.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item is incorporated by reference from the information contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2012 Annual Meeting of Stockholders to be held on May 9, 2012.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
Documents filed as part of this report:

        1.    Financial Statements.    The following items, including Consolidated Financial Statements of the Company, are set forth in Item 8 of this Annual Report on Form 10-K:

  •
  Reports of Independent Registered Public Accounting Firm

  •
  Consolidated Balance Sheets as of December 31, 2011 and January 1, 2011

  •
  Consolidated Statements of Operations for the years ended December 31, 2011, January 1, 2011 and January 2, 2010

  •
  Consolidated Statements of Shareholders' Equity for the years ended December 31, 2011, January 1, 2011 and January 2, 2010

  •
  Consolidated Statements of Cash Flows for the years ended December 31, 2011, January 1, 2011 and January 2, 2010

  •
  Notes to Consolidated Financial Statements

        2.    Financial Statement Schedules.    The following schedule is set forth on page S-1 of this Annual Report on Form 10-K.

  •
  Valuation and Qualifying Accounts for the years ended December 31, 2011, January 1, 2011 and January 2, 2010

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
3.3
Certificate of Amendment to the Certificate of Incorporation of Polypore International, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on June 29, 2007)
4.1
First Supplemental Indenture, dated as of November 30, 2010, among Polypore International, Inc., the guarantors named therein and the Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, filed on December 2, 2010)
4.2
Indenture, dated as of November 26, 2010 among Polypore International, Inc., the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on December 2, 2010) (the "7.5% Indenture")
4.3	Form of 7.5% Senior Notes due 2017 (incorporated by reference to Exhibit B of the 7.5% Indenture)
4.4
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

Exhibit Number		Exhibit Description
10.2	*	Form of Director and Officer Indemnification Agreement entered into between Polypore, Inc. and certain employees of Polypore, Inc. (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-4 filed on April 18, 2005 (Commission File No. 333-124142))
10.3	*
Amended and Restated Employment Agreement, dated as of April 28, 2008, by and between Polypore International, Inc. and Robert B. Toth (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on May 1, 2008)
10.4	*
Amendment to Employment Agreement, dated as of December 18, 2008, by and between Polypore International, Inc. and Robert B. Toth (incorporated by reference to Exhibit 10.8 to the company's Annual Report on Form 10-K filed on March 12, 2009)
10.5	*
Employment Agreement, dated as of April 7, 2006, by and between Polypore, Inc. and Mitchell J. Pulwer (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 15, 2006)
10.6	*
Amended Employment Agreement, dated as of December 18, 2008, by and between Polypore International, Inc. and Mitchell J. Pulwer (incorporated by reference to Exhibit 10.10 to the company's Annual Report on Form 10-K filed on March 12, 2009)
10.7	*
Employment Agreement, dated as of April 4, 2006, by and between Membrana GmbH, a subsidiary of Polypore, Inc. and Josef Sauer (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 15, 2006)
10.8	*	Polypore International, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on August 15, 2006)
10.9	*	Form of Executive Severance Plan Policy (incorporated by reference to Exhibit 10.13 to the company's Annual Report on Form 10-K filed on March 12, 2009)
10.10	*
Polypore International, Inc. 2007 Stock Incentive Plan (Amended and Restated effective as of May 12, 2011) (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, filed on May 13, 2011 (Commission File No. 333-174172))
10.11	*	Amendment to the Polypore International, Inc. 2007 Stock Incentive Plan, effective as of November 30, 2011
10.12	*
Form of Restricted Stock Grant Notice and Agreement under the Polypore International, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 filed on May 13, 2011 (Commission File No. 333-174172))
10.13	*	Form of Option Grant Notice and Agreement under the Polypore International, Inc. 2007 Stock Incentive Plan
10.14
Amended and Restated Credit Agreement, dated as of July 3, 2007, among PP Holding Corporation, Polypore, Inc., Daramic Holding S.A.S., JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents and lenders named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 10, 2007)
10.15
First Amendment and Reaffirmation Agreement, dated as of July 3, 2007, among PP Holding Corporation, Polypore, Inc., all of Polypore, Inc.'s domestic restricted subsidiaries and J.P. Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on July 10, 2007)

Exhibit Number		Exhibit Description
10.16		Underwriting Agreement, dated as of December 7, 2010, among certain stockholders of Polypore International, Inc. and Barclays Capital Inc. (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K, filed on December 13, 2010)
10.17
Underwriting Agreement, dated as of March 17, 2011, among certain stockholders of Polypore International, Inc. and Barclays Capital Inc. (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K, filed on March 23, 2011)
10.18	*
Employment Agreement, dated as of April 1, 2011, by and among Daramic LLC and certain of its affiliates, Polypore International, Inc. and Pierre Hauswald (incorporated by reference to Exhibit 10.1 to the Company's Periodic Report on Form 10-Q, filed on May 6, 2011)
10.19	*
Employment Contract, dated as of April 1, 2011, by and between Daramic SAS and Pierre Hauswald (incorporated by reference to Exhibit 10.2 to the Company's Periodic Report on Form 10-Q, filed on May 6, 2011)
10.20	*
Agreement Organizing the Extension of the Expatriation of Mr. Pierre Hauswald in P.R. China with a Local Employment Contract, dated April 1, 2011, between Daramic SAS and Pierre Hauswald (incorporated by reference to Exhibit 10.3 to the Company's Periodic Form on 10-Q, filed on May 6, 2011)
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

Date: February 27, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROBERT B. TOTH Robert B. Toth	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 27, 2012
/s/ LYNN AMOS Lynn Amos	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2012
/s/ MICHAEL GRAFF Michael Graff	Lead Independent Director of the Board	February 27, 2012
/s/ DAVID A. ROBERTS David A. Roberts	Director	February 27, 2012
/s/ CHARLES L. COONEY Charles L. Cooney	Director	February 27, 2012
/s/ WILLIAM DRIES William Dries	Director	February 27, 2012
/s/ FREDERICK C. FLYNN, JR. Frederick C. Flynn, Jr.	Director	February 27, 2012
/s/ W. NICHOLAS HOWLEY W. Nicholas Howley	Director	February 27, 2012
/s/ KEVIN KRUSE Kevin Kruse	Director	February 27, 2012

Schedule II

Polypore International, Inc.
Financial statement schedule—Valuation and qualifying accounts

        For the years ended December 31, 2011, January 1, 2011 and January 2, 2010:

		Additions
(in thousands)	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of year
Year ended December 31, 2011:
Allowance for doubtful accounts	$2,521	$295	$(58	)(1)	$(77	)(2)	$2,681
Valuation allowance for deferred tax asset	8,613	967	—		—		9,580

	$11,134	$1,262	$(58)		$(77)		$12,261

Year ended January 1, 2011:
Allowance for doubtful accounts	$7,179	$750	$(995	)(1)	$(4,413	)(2)	$2,521
Valuation allowance for deferred tax asset	16,826	1,140	—		(9,353	)(3)	8,613

	$24,005	$1,890	$(995)		$(13,766)		$11,134

Year ended January 2, 2010:
Allowance for doubtful accounts	$7,742	$237	$198	(1)	$(998	)(2)	$7,179
Valuation allowance for deferred tax asset	15,423	829	574	(3)	—		16,826

	$23,165	$1,066	$772		$(998)		$24,005

(1)
Foreign currency translation adjustment.

(2)
Charge-offs net of recoveries.

(3)
Valuation allowance related to temporary differences not impacting consolidated statement of operations.

S-1