Form 10-Q
period 2012-03-31
Polypore International, Inc.
filed 2012-05-03
CIK 1292556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

There were 46,533,576 shares of the registrant’s common stock outstanding as of April 25, 2012.

Polypore International, Inc.

Index to Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2012

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

These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Many factors mentioned in our discussion in this Quarterly Report on Form 10-Q, including the risks outlined under the caption entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, will be important in determining future results. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including with respect to Polypore International, the following, among other things:

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Polypore International, Inc.

Condensed consolidated balance sheets

	March 31, 2012
(in thousands, except share data)	(unaudited)	December 31, 2011*
Assets
Current assets:
Cash and cash equivalents	$78,956	$92,574
Accounts receivable, net	120,013	134,016
Inventories	107,297	90,444
Deferred income taxes	3,145	3,171
Prepaid and other	23,457	21,560
Total current assets	332,868	341,765
Property, plant and equipment, net	571,452	527,778
Goodwill	469,319	469,319
Intangibles and loan acquisition costs, net	129,198	133,586
Other	7,843	9,431
Total assets	$1,510,680	$1,481,879

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$34,941	$34,332
Accrued liabilities	52,609	61,907
Income taxes payable	3,341	5,881
Current portion of debt	3,696	3,682
Total current liabilities	94,587	105,802
Debt, less current portion	706,199	705,836
Pension obligations, less current portion	81,493	78,086
Deferred income taxes	80,909	76,601
Other	16,204	16,161
Commitments and contingencies

Shareholders’ equity:
Preferred stock — 15,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value — 200,000,000 shares authorized, 46,533,576 and 46,499,180 issued and outstanding at March 31, 2012 and December 31, 2011	465	465
Paid-in capital	531,797	527,243
Retained earnings (accumulated deficit)	3,590	(15,183)
Accumulated other comprehensive loss	(8,558)	(17,127)
Total Polypore shareholders’ equity	527,294	495,398
Noncontrolling interest	3,994	3,995
Total shareholders’ equity	531,288	499,393
Total liabilities and shareholders’ equity	$1,510,680	$1,481,879

* Derived from audited consolidated financial statements

See notes to condensed consolidated financial statements

Polypore International, Inc.

Condensed consolidated statements of income

(unaudited)

	Three Months Ended
(in thousands, except per share data)	March 31, 2012	April 2, 2011
Net sales	$173,705	$185,674
Cost of goods sold	102,681	106,208
Gross profit	71,024	79,466
Selling, general and administrative expenses	33,886	30,550
Operating income	37,138	48,916
Other (income) expense:
Interest expense, net	8,791	8,899
Foreign currency and other	451	1,598
	9,242	10,497
Income before income taxes	27,896	38,419
Income taxes	9,123	12,738
Net income	$18,773	$25,681

Net income per share:
Basic	$0.40	$0.56
Diluted	$0.40	$0.55

Weighted average shares outstanding:
Basic	46,497,701	45,685,520
Diluted	47,215,006	46,797,646

See notes to condensed consolidated financial statements

Polypore International, Inc.

Condensed consolidated statements of comprehensive income

(unaudited)

	Three Months Ended
(in thousands)	March 31, 2012	April 2, 2011
Net income	$18,773	$25,681
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income tax expense of $534 in 2012 and $1,558 in 2011	8,889	9,707
Change in net actuarial loss and prior service credit	(320)	(368)
Comprehensive income	$27,342	$35,020

See notes to condensed consolidated financial statements

Polypore International, Inc.

Condensed consolidated statements of cash flows

(unaudited)

	Three Months Ended
(in thousands)	March 31, 2012	April 2, 2011
Operating activities:
Net income	$18,773	$25,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	9,441	7,962
Amortization expense	4,091	4,121
Amortization of loan acquisition costs	617	608
Stock-based compensation	4,270	1,035
Loss on disposal of property, plant and equipment	289	163
Foreign currency loss	1,128	1,726
Deferred income taxes	4,115	6,778
Changes in operating assets and liabilities:
Accounts receivable	15,510	(11,998)
Inventories	(15,384)	(784)
Prepaid and other current assets	575	(2,126)
Accounts payable and accrued liabilities	(10,470)	5,532
Income taxes payable	(2,345)	956
Other, net	(394)	(1,574)
Net cash provided by operating activities	30,216	38,080
Investing activities:
Purchases of property, plant and equipment, net	(45,350)	(29,677)
Net cash used in investing activities	(45,350)	(29,677)
Financing activities:
Principal payments on debt	(924)	(1,738)
Proceeds from stock option exercises	284	2,295
Noncontrolling interest	(31)	(14)
Payments for loan acquisition costs	—	(275)
Net cash provided by (used in) financing activities	(671)	268
Effect of exchange rate changes on cash and cash equivalents	2,187	4,241
Net increase (decrease) in cash and cash equivalents	(13,618)	12,912
Cash and cash equivalents at beginning of period	92,574	89,955
Cash and cash equivalents at end of period	$78,956	$102,867

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries after elimination of intercompany accounts and transactions.  The unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, the unaudited condensed consolidated financial statements and notes do not contain certain information included in the Company’s annual financial statements. In the opinion of management, all normal and recurring adjustments that are necessary for a fair presentation have been made. Certain amounts previously presented in the condensed consolidated financial statements for prior periods have been reclassified to conform to current classifications. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2012. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

2.             Recent Accounting Pronouncements

In June 2011, the FASB issued guidance on the disclosure and presentation requirements for comprehensive income. This new guidance requires comprehensive income to be presented in either a single continuous financial statement or in two separate but consecutive financial statements. The adoption of this guidance in the Company’s March 31, 2012 condensed consolidated financial statements only affected presentation and did not have an impact on the Company’s financial condition or results of operations.

In September 2011, the FASB amended the guidance on the annual testing of goodwill for impairment. The amended guidance will allow companies to assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will adopt this guidance in performing its annual goodwill impairment test as of the first day of the fourth quarter of 2012.  The adoption of this guidance is not expected to have an impact on the Company’s financial condition or results of operations.

3.             Inventories

Inventories are carried at the lower of cost or market using the first-in, first-out method of accounting and consist of:

(in thousands)	March 31, 2012	December 31, 2011
Raw materials	$38,218	$35,423
Work-in-process	22,370	18,351
Finished goods	46,709	36,670
	$107,297	$90,444

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

4.             Debt

Debt, in order of priority, consists of:

(in thousands)	March 31, 2012	December 31, 2011
Senior credit agreement:
Revolving credit facility	$—	$—
Term loan facilities	344,895	344,518
	344,895	344,518
7.5% senior notes	365,000	365,000
	709,895	709,518
Less current maturities	3,696	3,682
Long-term debt	$706,199	$705,836

5.             Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates their fair value due to the short-term maturities of these assets and liabilities. The carrying amount of borrowings under the senior credit agreement approximates fair value because the interest rates adjust to market interest rates. The fair value of the 7.5% senior notes, based on a quoted market price and classified as level one in the fair value hierarchy, was $385,075,000 at March 31, 2012.

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

7.             Pension Plans

The Company and its subsidiaries sponsor multiple defined benefit pension plans based in subsidiaries located outside of the United States. The following table provides the components of net periodic benefit cost:

	Three Months Ended
(in thousands)	March 31, 2012	April 2, 2011
Service cost	$422	$380
Interest cost	1,207	1,230
Expected return on plan assets	(215)	(223)
Amortization of prior service cost	(13)	(13)
Recognized net actuarial loss	119	19
Net periodic benefit cost	$1,520	$1,393

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

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

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

In connection with the acquisition of Membrana GmbH (“Membrana”) in 2002, the Company recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for the Company to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. The environmental reserve for the Membrana facility, which is denominated in euros, was $11,599,000 and $11,957,000 at March 31, 2012 and December 31, 2011, respectively. The Company anticipates the expenditures associated with the reserve will be made in the next twelve months. At March 31, 2012, the reserve was included in “Accrued liabilities” in the accompanying condensed consolidated balance sheets.

The Company has indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel N.V. (“Akzo”), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. The Company receives indemnification payments under the indemnification agreements after expenditures are made against approved claims. At March 31, 2012 and December 31, 2011, the amounts receivable under the indemnification agreements were $12,462,000 and $12,099,000, respectively. At March 31, 2012, the receivable under the indemnification agreements was included in “Prepaid and other” in the accompanying condensed consolidated balance sheets.

9.             Government Grants

In 2010, the Company was awarded a $49,264,000 grant from the U.S. Department of Energy (“DOE”) to help fund an expansion of its U.S. lithium battery separator production capacity. As of March 31, 2012, the Company has recognized $48,479,000 from the DOE grant. The Company has also been awarded state and local grants in connection with certain of its U.S. expansions.

The Company recognized grant awards for capital expenditures of $1,910,000 and $6,416,000 for the three months ended March 31, 2012 and April 2, 2011, respectively. The Company recognized grant awards for expenses of $604,000 and $532,000 for the three months ended March 31, 2012 and April 2, 2011, respectively. At March 31, 2012 and December 31, 2011, amounts due from government agencies were $271,000 and $1,483,000, respectively.

10.          Related Party Transactions

The Company’s German subsidiary has a 33% equity investment in a patent and trademark service provider and a 25% equity investment in a research company. The investments are accounted for under the equity method of accounting and were $789,000 and $588,000 at March 31, 2012 and December 31, 2011, respectively. Charges from the affiliates for work performed were $327,000 and $281,000 for the three months ended March 31, 2012 and April 2, 2011, respectively. Amounts due to the affiliates were $75,000 and $107,000 at March 31, 2012 and December 31, 2011, respectively.

11.          Noncontrolling Interest

In 2010, the Company entered into a joint venture agreement with a customer, Camel Group Co., Ltd (“Camel”), a leading battery manufacturer in China, to produce lead-acid battery separators primarily for Camel’s use. The joint venture, Daramic Xiangyang Battery Separator Co., Ltd. (“Daramic Xiangyang”), is located at Camel’s facility and is expected to start production in 2012. In accordance with the joint venture agreement, the Company has made cash contributions of $7,370,000 for a 65% ownership interest in the joint venture, and Camel has contributed cash of $2,554,000 and land for a 35% ownership interest. In exchange for notes payable, Daramic Xiangyang has purchased production assets from the Company’s former facility in Potenza, Italy, and will purchase a building currently under construction from Camel.

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

12.          Segment Information

The Company’s operations are principally managed on a products basis and are comprised of three reportable segments for financial reporting purposes. The Company’s three reportable segments are presented in the context of its two primary businesses — energy storage and separations media.

The energy storage business produces and markets membranes that provide the critical function of separating the cathode and anode in a variety of battery markets and is comprised of the following reportable segments:

•                  Electronics and EDVs - produces and markets membranes for lithium-ion batteries that are used in portable electronic devices, cordless power tools and electric drive vehicles (“EDVs”).

•                  Transportation and industrial - produces and markets membranes for lead-acid batteries that are used in automobiles, other motor vehicles, forklifts and uninterruptible power supply systems.

The separations media business is one reportable segment and produces and markets membranes used as the high technology filtration element in various medical and industrial applications.

The Company evaluates the performance of segments and allocates resources to segments based on operating income before depreciation and amortization. In addition, it evaluates business segment performance before stock-based compensation and certain non-recurring and other costs.

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Financial information relating to the reportable segments is presented below:

	Three Months Ended
(in thousands)	March 31, 2012	April 2, 2011
Net sales to external customers (by major product group):
Electronics and EDVs	$42,388	$42,144
Transportation and industrial	86,202	94,440
Energy storage	128,590	136,584
Healthcare	27,545	30,531
Filtration and specialty	17,570	18,559
Separations media	45,115	49,090
Total net sales to external customers	$173,705	$185,674

Operating income:
Electronics and EDVs	$16,795	$18,387
Transportation and industrial	20,014	25,771
Energy storage	36,809	44,158
Separations media	13,863	16,390
Corporate and other	(8,696)	(10,375)
Segment operating income	41,976	50,173
Stock-based compensation	4,270	1,035
Non-recurring and other costs	568	222
Total operating income	37,138	48,916
Reconciling items:
Interest expense, net	8,791	8,899
Foreign currency and other	451	1,598
Income before income taxes	$27,896	$38,419

Depreciation and amortization:
Electronics and EDVs	$3,161	$1,873
Transportation and industrial	2,901	2,932
Energy storage	6,062	4,805
Separations media	3,322	3,093
Corporate and other	4,148	4,185
Total depreciation and amortization	$13,532	$12,083

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

13.          Financial Statements of Guarantors

The Company’s senior notes are unconditionally guaranteed, jointly and severally, on a senior basis by certain of the Company’s 100% owned subsidiaries (“Guarantors”). Management has determined that separate complete financial statements of the Guarantors would not be material to users of the financial statements.

The following sets forth condensed consolidating financial statements of the Guarantors and non-Guarantor subsidiaries.

Condensed consolidating balance sheet
March 31, 2012

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$75,799	$3,157	$—	$78,956
Accounts receivable, net	37,400	82,613	—	—	120,013
Inventories	37,147	70,150	—	—	107,297
Prepaid and other	5,090	21,481	31	—	26,602
Total current assets	79,637	250,043	3,188	—	332,868
Due from affiliates	482,640	297,887	410,018	(1,190,545)	—
Investment in subsidiaries	167,329	321,035	607,432	(1,095,796)	—
Property, plant and equipment, net	270,288	301,164	—	—	571,452
Goodwill	—	—	469,319	—	469,319
Intangibles and loan acquisition costs, net	—	—	129,198	—	129,198
Other	157	7,686	—	—	7,843
Total assets	$1,000,051	$1,177,815	$1,619,155	$(2,286,341)	$1,510,680

Liabilities and shareholders’ equity
Accounts payable and accrued liabilities	$28,357	$48,723	$10,470	$—	$87,550
Income taxes payable	—	3,754	(413)	—	3,341
Current portion of debt	—	467	3,229	—	3,696
Total current liabilities	28,357	52,944	13,286	—	94,587
Due to affiliates	506,909	271,395	412,241	(1,190,545)	—
Debt, less current portion	—	44,002	662,197	—	706,199
Pension obligations, less current portion	—	81,493	—	—	81,493
Deferred income taxes and other	51,018	45,952	143	—	97,113
Shareholders’ equity	413,767	682,029	531,288	(1,095,796)	531,288
Total liabilities and shareholders’ equity	$1,000,051	$1,177,815	$1,619,155	$(2,286,341)	$1,510,680

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Condensed consolidating balance sheet
December 31, 2011

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$65,495	$27,079	$—	$92,574
Accounts receivable, net	51,831	82,185	—	—	134,016
Inventories	31,603	58,841	—	—	90,444
Prepaid and other	6,345	18,324	62	—	24,731
Total current assets	89,779	224,845	27,141	—	341,765
Due from affiliates	549,943	282,244	377,981	(1,210,168)	—
Investment in subsidiaries	177,143	321,215	570,456	(1,068,814)	—
Property, plant and equipment, net	235,051	292,727	—	—	527,778
Goodwill	—	—	469,319	—	469,319
Intangibles and loan acquisition costs, net	—	—	133,586	—	133,586
Other	157	9,274	—	—	9,431
Total assets	$1,052,073	$1,130,305	$1,578,483	$(2,278,982)	$1,481,879

Liabilities and shareholders’ equity
Accounts payable and accrued liabilities	$41,301	$51,391	$3,547	$—	$96,239
Income taxes payable	—	5,231	650	—	5,881
Current portion of debt	—	453	3,229	—	3,682
Total current liabilities	41,301	57,075	7,426	—	105,802
Due to affiliates	554,230	247,424	408,514	(1,210,168)	—
Debt, less current portion	—	42,832	663,004	—	705,836
Pension obligations, less current portion	—	78,086	—	—	78,086
Deferred income taxes and other	47,140	45,476	146	—	92,762
Shareholders’ equity	409,402	659,412	499,393	(1,068,814)	499,393
Total liabilities and shareholders’ equity	$1,052,073	$1,130,305	$1,578,483	$(2,278,982)	$1,481,879

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Condensed consolidating statement of income
For the three months ended March 31, 2012

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net sales	$53,521	$120,184	$—	$—	$173,705
Cost of goods sold	17,412	85,269	—	—	102,681
Gross profit	36,109	34,915	—	—	71,024
Selling, general and administrative expenses	17,309	12,274	4,303	—	33,886
Operating income (loss)	18,800	22,641	(4,303)	—	37,138
Interest expense and other	(2,584)	2,797	9,029	—	9,242
Equity in earnings of subsidiaries	—	—	(28,663)	28,663	—
Income before income taxes	21,384	19,844	15,331	(28,663)	27,896
Income taxes	7,931	4,634	(3,442)	—	9,123
Net income	$13,453	$15,210	$18,773	$(28,663)	$18,773

Condensed consolidating statement of income
For the three months ended April 2, 2011

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net sales	$61,745	$123,929	$—	$—	$185,674
Cost of goods sold	19,390	86,818	—	—	106,208
Gross profit	42,355	37,111	—	—	79,466
Selling, general and administrative expenses	17,015	12,431	1,104	—	30,550
Operating income (loss)	25,340	24,680	(1,104)	—	48,916
Interest expense and other	(837)	2,505	8,829	—	10,497
Equity in earnings of subsidiaries	—	—	(33,515)	33,515	—
Income before income taxes	26,177	22,175	23,582	(33,515)	38,419
Income taxes	8,964	5,873	(2,099)	—	12,738
Net income	$17,213	$16,302	$25,681	$(33,515)	$25,681

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Condensed consolidating statement of comprehensive income

For the three months ended March 31, 2012

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net income	$13,453	$15,210	$18,773	$(28,663)	$18,773
Other comprehensive income (loss):
Foreign currency translation adjustment	—	8,302	(271)	858	8,889
Change in net actuarial loss and prior service credit	—	(320)	—	—	(320)
Equity in earnings of subsidiaries	—	—	8,840	(8,840)	—
Comprehensive income	$13,453	$23,192	$27,342	$(36,645)	$27,342

Condensed consolidating statement of comprehensive income

For the three months ended April 2, 2011

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net income	$17,213	$16,302	$25,681	$(33,515)	$25,681
Other comprehensive income (loss):
Foreign currency translation adjustment	—	12,374	(1,890)	(777)	9,707
Change in net actuarial loss and prior service credit	—	(368)	—	—	(368)
Equity in earnings of subsidiaries	—	—	11,229	(11,229)	—
Comprehensive income	$17,213	$28,308	$35,020	$(45,521)	$35,020

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Condensed consolidating statement of cash flows
For the three months ended March 31, 2012

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$26,400	$6,121	$(2,565)	$260	$30,216
Investing activities:
Purchases of property, plant and equipment, net	(38,689)	(6,661)	—	—	(45,350)
Net cash used in investing activities	(38,689)	(6,661)	—	—	(45,350)
Financing activities:
Principal payments on debt	—	(117)	(807)	—	(924)
Proceeds from stock option exercises	—	—	284	—	284
Intercompany transactions, net	12,289	8,774	(20,803)	(260)	—
Other	—	—	(31)	—	(31)
Net cash provided by (used in) financing activities	12,289	8,657	(21,357)	(260)	(671)
Effect of exchange rate changes on cash and cash equivalents	—	2,187	—	—	2,187
Net increase (decrease) in cash and cash equivalents	—	10,304	(23,922)	—	(13,618)
Cash and cash equivalents at beginning of period	—	65,495	27,079	—	92,574
Cash and cash equivalents at end of period	$—	$75,799	$3,157	$—	$78,956

Condensed consolidating statement of cash flows
For the three months ended April 2, 2011

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$29,374	$9,990	$(2,466)	$1,182	$38,080
Investing activities:
Purchases of property, plant and equipment, net	(20,615)	(9,062)	—	—	(29,677)
Net cash used in investing activities	(20,615)	(9,062)	—	—	(29,677)
Financing activities:
Principal payments on debt	—	(123)	(1,615)	—	(1,738)
Proceeds from stock option exercises	—	—	2,295	—	2,295
Intercompany transactions, net	(8,759)	6,854	3,087	(1,182)	—
Other	—	—	(289)	—	(289)
Net cash provided by (used in) financing activities	(8,759)	6,731	3,478	(1,182)	268
Effect of exchange rate changes on cash and cash equivalents	—	4,241	—	—	4,241
Net increase in cash and cash equivalents	—	11,900	1,012	—	12,912
Cash and cash equivalents at beginning of period	—	58,172	31,783	—	89,955
Cash and cash equivalents at end of period	$—	$70,072	$32,795	$—	$102,867

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Electronics and EDVs.  Lithium batteries are the power source in a wide variety of applications, including consumer electronics applications such as notebook computers, tablets, mobile phones and cordless power tools; EDVs; and emerging applications such as energy storage systems (“ESS”). Growth in lithium batteries is being driven by demand in consumer electronics and EDVs. Since late 2009, we have announced $334.0 million of capacity expansions, consisting of EDV-targeted expansions at our existing Charlotte, North Carolina facility and a new facility in Concord, North Carolina, and a consumer electronics-targeted expansion at our facility in Ochang, Korea.  We have completed the Charlotte and Ochang expansions and expect to complete and start ramping up production on the first phase of the Concord facility in mid-2012.  The remaining expansions at the Concord facility will be completed in two phases, one of which will start ramping up in late 2012 and the other in late 2013.  As of March 31, 2012, we have spent approximately $235.0 million on these expansions. We expect to complete the remaining capital expenditures associated with these expansions in 2012 or early 2013. The Charlotte and Concord expansions were partially funded by a grant from the U.S. Department of Energy (“DOE”) of $49.3 million.

Transportation and industrial.  In the lead-acid battery market, the high proportion of aftermarket replacement sales and the steady growth of the worldwide fleet of motor vehicles provide us with a growing recurring revenue base in lead-acid battery separators. Worldwide demand for lead-acid battery separators is expected to continue to grow at slightly more than annual economic growth. The Asia-Pacific region is the fastest growing market for lead-acid battery separators. Growth in this region is driven by the increasing penetration of automobile ownership, growth in industrial and manufacturing sectors, export incentives and ongoing conversion to the polyethylene-based membrane separators we produce. We have positioned ourselves to benefit from growth in Asia by expanding capacity at our Prachinburi, Thailand facility; acquiring battery separator manufacturing assets and subsequently expanding our operations in Bangalore, India; acquiring a production facility in Tianjin, China; establishing an Asian Technical Center in Thailand; and entering into a joint venture with a customer, Camel Group Co., Ltd. (“Camel”). The joint venture will produce lead-acid battery separators in China and is expected to start production in mid-2012. In February 2011, we started an additional expansion at our Prachinburi, Thailand facility that is expected to begin production in the second quarter of 2012.

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

For healthcare applications, we produce membranes used in blood filtration applications for hemodialysis, blood oxygenation and plasmapheresis. Growth in demand for hemodialysis membranes is driven by the increasing worldwide population of end-stage renal disease patients. We believe that conversion to single-use dialyzers and increasing treatment frequency will result in additional dialyzer market growth. In late 2011, we completed an expansion of our PUREMA® hemodialysis membrane production capacity to support future market growth.

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

Critical accounting policies

Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations, and that require the use of complex and subjective estimates based on past experience and management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. These policies are critical to the understanding of our operating results and financial condition and include policies related to the allowance for doubtful accounts, impairment of intangibles and goodwill, pension benefits, environmental matters and repairs and maintenance. For a discussion of each of these policies, please see the discussion entitled “Critical Accounting Policies” under Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data in amount and as a percentage of net sales:

			Percentage of Net Sales
	Three Months Ended		Three Months Ended
($’s in millions)	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Net sales	$173.7	$185.7	100.0%	100.0%

Gross profit	71.0	79.5	40.9	42.8
Selling, general and administrative expenses	33.9	30.6	19.5	16.5
Operating income	37.1	48.9	21.4	26.3
Interest expense, net	8.8	8.9	5.1	4.8
Other	0.4	1.6	0.2	0.8
Income before income taxes	27.9	38.4	16.1	20.7
Income taxes	9.1	12.7	5.3	6.9
Net income	$18.8	$25.7	10.8%	13.8%

Comparison of the three months ended March 31, 2012 with the three months ended April 2, 2011

Net sales.  Net sales for the three months ended March 31, 2012 were $173.7 million, a decrease of $12.0 million, or 6.5%, from the same period in the prior year. The decrease was due to lower sales in the transportation and industrial segment and separations media segment and the negative impact of foreign currency translation of $3.1 million. Based on updated customer forecasts and production schedules, we expect full-year sales growth, primarily in the second half of the year.

Gross profit.  Gross profit was $71.0 million, a decrease of $8.5 million, or 10.7%, from the same period in the prior year.  Gross profit as a percent of net sales was 40.9% for the three months ended March 31, 2012, compared to 42.8% for the three months ended April 2, 2011.  The decrease in consolidated gross profit and gross profit margin was primarily due to lower sales and costs associated with growth investments, including $1.5 million of additional depreciation expense.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $3.3 million for the three months ended March 31, 2012 compared to the prior year, primarily due to costs associated with growth investments and higher stock-based compensation expense, partially offset by a decline in performance-based incentive compensation expense.

Segment operating income.  Segment operating income, which excludes stock-based compensation and certain non-recurring and other costs, was $42.0 million, a decrease of $8.2 million, or 16.3%, from the same period in the prior year. Segment operating income as a percent of net sales was 24.2% for the three months ended March 31, 2012, compared to 27.0% for the three months ended April 2, 2011.  The decrease in segment operating income and segment operating income margin was the result of lower sales and costs associated with growth investments, including non-cash depreciation expense, partially offset by a decline in performance-based incentive compensation expense.

Interest expense.  Interest expense for the three months ended March 31, 2012 was $8.8 million, which was comparable to the same period in the prior year.

Income taxes.  The income tax expense for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis. The effective tax rate was 32.7% for the three months ended March 31, 2012, compared to 33.2% for the same period in the prior year. The mix of earnings between the tax jurisdictions has a significant impact on the effective tax rate. Each tax jurisdiction has its own set of tax laws and tax rates, and income earned by our subsidiaries is taxed independently by these various jurisdictions.  Currently, the applicable statutory income tax rates in the jurisdictions in which we operate range from 0% to 39%.

The components of our effective tax rate are as follows:

	Three Months Ended
	March 31, 2012	April 2, 2011
U.S. federal statutory rate	35.0%	35.0%
State income taxes	1.1	1.2
Mix of income in taxing jurisdictions	(3.7)	(3.3)
Other permanent differences and valuation allowances	0.3	0.3
Total effective tax rate	32.7%	33.2%

Financial reporting segments

Electronics and EDVs

Comparison of the three months ended March 31, 2012 with the three months ended April 2, 2011

Net sales.  Net sales for the three months ended March 31, 2012 were $42.4 million, which was comparable to $42.1 million for the same period in the prior year. Compared to the fourth quarter of 2011, sales were lower primarily due to changes in the production schedules of two EDV customers. We expect sales in the second quarter of 2012 to also be impacted by the changes in production schedules and to be comparable to the first quarter, with higher sales occurring in the second half of the year.

Segment operating income.  Segment operating income was $16.8 million, a decrease of $1.6 million, or 8.7%, from the same period in the prior year.  Segment operating income as a percent of net sales was 39.6% for the three months ended March 31, 2012, compared to 43.7% for the three months ended April 2, 2011.  The decrease in segment operating income and segment operating income margin was due to growth investments associated with new capacity, including an additional $1.3 million of non-cash depreciation expense. We expect segment operating income margins to improve as we get the benefit of our growth investments through higher sales.

Transportation and Industrial

Comparison of the three months ended March 31, 2012 with the three months ended April 2, 2011

Net sales.  Net sales for the three months ended March 31, 2012 were $86.2 million, a decrease of $8.3 million, or 8.8%, from the same period in the prior year.  The decrease was primarily due to unseasonably mild winter weather in North America and Europe, which temporarily impacted replacement battery sales, and the $1.5 million negative effect of foreign currency translation.

Segment operating income.  Segment operating income was $20.0 million, a decrease of $5.8 million, or 22.5%, from the same period in the prior year.  Segment operating income as a percent of net sales was 23.2% for the three months ended March 31, 2012, compared to 27.3% for the three months ended April 2, 2011.  The decrease in segment operating income and segment operating income margin was due to lower sales and costs associated with growth investments in Asia.

Separations Media

Comparison of the three months ended March 31, 2012 with the three months ended April 2, 2011

Net sales.  Net sales for the three months ended March 31, 2012 were $45.1 million, a decrease of $4.0 million, or 8.1%, from the same period in the prior year, including the negative effect of foreign currency translation of $1.6 million.  Healthcare sales decreased by $3.0 million primarily due to a shift in production by two contractually-bound customers from the first quarter to the remainder of the year and the effect of foreign currency translation.  Filtration and specialty product sales decreased $1.0 million, including the effect of foreign currency translation.

Segment operating income.  Segment operating income was $13.9 million, a decrease of $2.5 million, or 15.2%, from the same period in the prior year.  Segment operating income as a percent of net sales was 30.8% for the three months ended March 31, 2012, compared to 33.4% for the three months ended April 2, 2011. The decrease in segment operating income and segment operating income margin was due to lower sales and costs associated with our new hemodialysis production capacity.

Corporate and other costs

Comparison of the three months ended March 31, 2012 with the three months ended April 2, 2011

Corporate and other costs include costs associated with the corporate office and other costs that are not allocated to the reporting segments for segment reporting purposes, including amortization of identified intangible assets and performance-based incentive compensation.

Corporate and other costs for the three months ended March 31, 2012 were $8.7 million, compared to $10.4 million for the three months ended April 2, 2011. The decrease was due primarily to lower performance-based incentive compensation expense.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $13.6 million during the three months ended March 31, 2012, as cash generated from operations and cash on hand were used to fund growth investments.

Operating activities.  Net cash provided by operating activities was $30.2 million in the three months ended March 31, 2012, consisting of cash generated from operations of $42.7 million, partially offset by changes in operating assets and liabilities. Accounts receivable decreased primarily due to lower sales as compared to the fourth quarter of 2011. Days sales outstanding is consistent with the prior year, and we have not experienced significant changes in accounts receivable aging or customer payment terms and believe that we have adequately provided for potential bad debts. Inventory increased based on production and capacity planning for expected customer order patterns. Inventory is generally not subject to obsolescence and does not have a shelf life, and we do not believe there is a significant risk of inventory impairment.  Accounts payable and accrued liabilities decreased primarily due to the payment of fiscal 2011 performance-based incentive compensation in the first quarter of 2012.

Investing activities.  In the three months ended March 31, 2012, total capital expenditures were $45.4 million, net of DOE grant awards of $1.9 million, compared to $29.7 million for the same period in the prior year. Capital expenditures were primarily related to capacity expansions in our electronics and EDVs segment. We expect total capital expenditures for fiscal 2012 to be approximately $150.0 million. As of March 31, 2012, we had $138.8 million of construction in progress which was primarily related to the capacity expansion projects.

Financing activities.  During the three months ended March 31, 2012, financing activities consisted primarily of scheduled principal payments under our credit agreement.

We intend to fund our ongoing operations with cash on hand, cash generated by operations and borrowings under the senior secured credit agreement. As of March 31, 2012, approximately 95% of our cash and cash equivalents were held by foreign subsidiaries. There were no significant restrictions on our ability to transfer funds with and among subsidiaries, or any material adverse tax consequences that would impact our ability to transfer funds held by foreign subsidiaries to the U.S.

Our senior secured credit agreement provides for a U.S. dollar term loan facility ($300.4 million outstanding at March 31, 2012), a euro term loan facility ($44.5 million outstanding at March 31, 2012) and a $90.0 million revolving credit facility. At March 31, 2012, we had no borrowings or undrawn standby letters of credit outstanding on the revolving credit facility. The term loans mature in July 2014 and the revolving credit facility matures in July 2013. Interest rates under the senior secured credit agreement are, at our option, equal to either an alternate base rate or Eurocurrency base rate plus a specified margin. At March 31, 2012, interest rates on the U.S. dollar term loan and euro term loan were 2.25% and 2.36%, respectively. When loans are outstanding under the revolving credit facility, we are required to maintain a senior leverage ratio of indebtedness to Adjusted EBITDA of less than 3.00 to 1.00. At March 31, 2012, our senior leverage ratio was 1.21 to 1.00 and therefore, had no effect on borrowings available under the revolving credit facility. Adjusted EBITDA, as defined under the senior secured credit agreement, was as follows:

(in millions)	Twelve Months Ended March 31, 2012
Net income	$98.3
Add/Subtract:
Depreciation and amortization expense	52.8
Interest expense, net	34.3
Income taxes	48.2
Stock-based compensation	12.6
Foreign currency gain	(3.0)
Loss on disposal of property, plant and equipment	0.5
Costs related to the FTC litigation	0.4
Other non-cash or non-recurring items	0.1
Adjusted EBITDA	$244.2

As of March 31, 2012, the calculation of the senior leverage ratio, as defined under the senior secured credit agreement, was as follows:

(in millions)
Indebtedness (1)	$294.9
Adjusted EBITDA	$244.2
Actual leverage ratio	1.21x

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

Future debt service payments are expected to be paid out of cash flows from operations, borrowings on our revolving credit facility and future refinancing of our debt. Our cash interest requirements for the next twelve months are estimated to be $35.7 million.

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

Foreign Operations

As of March 31, 2012, we manufacture our products at 14 strategically located facilities in North America, Europe and Asia. Net sales from the foreign locations were approximately $120.2 million and $123.9 million for the three months ended March 31, 2012 and April 2, 2011, respectively. Typically, we sell our products in the currency of the country where the manufacturing facility that produces the product is located. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other actions that would have a direct or indirect adverse impact on our business or market opportunities within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.

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

In connection with the acquisition of Membrana GmbH (“Membrana”) in 2002, we recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for us to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. The environmental reserve for the Membrana facility, which is denominated in euros, was $11.6 million at March 31, 2012. We anticipate the expenditures associated with the reserve will be made in the next twelve months.

We have indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel N.V. (“Akzo”), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. We will receive indemnification payments under the indemnification agreements after expenditures are made against approved claims. At March 31, 2012, amounts receivable under the indemnification agreements were $12.5 million.

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

Interest rate risk

At March 31, 2012, we had fixed rate debt of $365.0 million and variable rate debt of $344.9 million. To reduce the interest rate risk inherent in our variable rate debt, we may utilize interest rate derivatives. As of March 31, 2012, there were no outstanding interest rate derivatives. The pre-tax earnings and cash flow impact resulting from a 100 basis point increase in interest rates on our variable rate debt, holding other variables constant, would be $3.4 million per year.

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

The dollar/euro exchange rates used in our financial statements for the periods ended as set forth below were as follows:

	March 31, 2012	April 2, 2011
Period end rate	1.3339	1.4170
Period average rate for the three months ended	1.3099	1.3659

Our strategy for management of currency risk relies primarily on conducting our operations in a country’s respective currency and may, from time to time, involve foreign currency derivatives. As of March 31, 2012, we did not have any foreign currency derivatives outstanding.

Item 4.  Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) was performed under the supervision, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012 to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2012, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 9, 2008, the FTC issued an administrative complaint against us alleging that our actions and the acquisition of Microporous have substantially lessened competition in North American markets for lead-acid battery separators. We filed an answer to the complaint on October 15, 2008 denying the material allegations of the complaint. The matter was presented before an Administrative Law Judge (“ALJ”) of the FTC and the hearing concluded on June 12, 2009. In October 2009, the ALJ granted our request to re-open the record to take additional evidence. On February 22, 2010, the FTC’s ALJ issued an initial decision in which he recommended to the FTC that it order us to divest substantially all of the acquired Microporous assets, which include the manufacturing facilities located in Piney Flats, Tennessee and Feistritz, Austria, and restore the competitive environment to that which existed prior to the acquisition, while ruling in our favor on other portions of the complaint. On March 15, 2010, we filed a Notice of Appeal with the FTC. On November 5, 2010, we were notified that the Commissioners affirmed the relief initially granted by the FTC’s ALJ issued on February 22, 2010. The Commissioners ordered that we proceed with the ALJ’s recommendations to divest substantially all of the Microporous assets acquired in February 2008.

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

For the fiscal year ended December 31, 2011, the Microporous business represented approximately 10% of consolidated revenue and operating income, including the facility that we completed and shifted production to in Feistritz, Austria post-acquisition.  At December 31, 2011, Microporous assets were less than 5% of consolidated assets.  Based on the growth in revenues and profits that we have experienced in the last two years in our core energy storage and separations media businesses, as well as the impact of capacity expansions, we expect that the percentage of consolidated revenues and total assets represented by Microporous will continue to decline.  The impact of a final resolution to this matter may be affected by a number of uncertainties, including, but not limited to, whether we are required to divest all or a portion of the Microporous assets, the timing of a potential divestiture, the proceeds of such a divestiture and the incremental growth in our core businesses.  If we were required to divest of all or a portion of the Microporous assets, we would intend to sell the assets at fair market value and the proceeds of such a sale would be available to support continued investments in the faster growing and more profitable core energy storage and separations media businesses.

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

Date: May 3, 2012		POLYPORE INTERNATIONAL, INC.
(Registrant)

	By:	/s/ Robert B. Toth
Robert B. Toth
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Lynn Amos
Lynn Amos
Chief Financial Officer
(principal financial officer and principal accounting officer)