Form 10-Q
period 2012-06-30
Polypore International, Inc.
filed 2012-08-02
CIK 1292556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

There were 46,553,658 shares of the registrant’s common stock outstanding as of July 25, 2012.

Polypore International, Inc.

Index to Quarterly Report on Form 10-Q

For the Three Months Ended June 30, 2012

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Polypore International, Inc.

Condensed consolidated balance sheets

	June 30, 2012
(in thousands, except share data)	(unaudited)	December 31, 2011*
Assets
Current assets:
Cash and cash equivalents	$44,393	$92,574
Accounts receivable, net	133,538	134,016
Inventories	112,959	90,444
Deferred income taxes	3,161	3,171
Prepaid and other	22,198	21,560
Total current assets	316,249	341,765
Property, plant and equipment, net	596,886	527,778
Goodwill	469,319	469,319
Intangibles and loan acquisition costs, net	128,149	133,586
Other	7,931	9,431
Total assets	$1,518,534	$1,481,879

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$39,715	$34,332
Accrued liabilities	43,986	61,907
Income taxes payable	—	5,881
Current portion of debt	65,000	3,682
Total current liabilities	148,701	105,802
Debt, less current portion	650,000	705,836
Pension obligations, less current portion	77,441	78,086
Deferred income taxes	84,775	76,601
Other	16,072	16,161
Commitments and contingencies

Shareholders’ equity:
Preferred stock — 15,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value — 200,000,000 shares authorized, 46,553,658 and 46,499,180 issued and outstanding at June 30, 2012 and December 31, 2011	466	465
Paid-in capital	536,164	527,243
Retained earnings (accumulated deficit)	24,071	(15,183)
Accumulated other comprehensive loss	(23,063)	(17,127)
Total Polypore shareholders’ equity	537,638	495,398
Noncontrolling interest	3,907	3,995
Total shareholders’ equity	541,545	499,393
Total liabilities and shareholders’ equity	$1,518,534	$1,481,879

* Derived from audited consolidated financial statements

See notes to condensed consolidated financial statements

Polypore International, Inc.

Condensed consolidated statements of income (unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales	$185,814	$196,376	$359,519	$382,050
Cost of goods sold	115,574	108,862	218,255	215,070
Gross profit	70,240	87,514	141,264	166,980
Selling, general and administrative expenses	32,030	34,493	65,916	65,043
Operating income	38,210	53,021	75,348	101,937
Other (income) expense:
Interest expense, net	8,169	8,463	16,960	17,362
Foreign currency and other	(1,865)	(894)	(1,414)	704
Write-off of loan acquisition costs associated with refinancing of senior credit agreement	2,478	—	2,478	—
	8,782	7,569	18,024	18,066
Income before income taxes	29,428	45,452	57,324	83,871
Income taxes	8,947	15,945	18,070	28,683
Net income	$20,481	$29,507	$39,254	$55,188

Net income per share:
Basic	$0.44	$0.64	$0.84	$1.20
Diluted	$0.43	$0.63	$0.83	$1.18

Weighted average shares outstanding:
Basic	46,533,322	46,118,266	46,515,512	45,901,893
Diluted	47,207,680	47,067,552	47,211,282	46,951,121

See notes to condensed consolidated financial statements

Polypore International, Inc.

Condensed consolidated statements of comprehensive income

(unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net income	$20,481	$29,507	$39,254	$55,188
Other comprehensive income (loss):
Foreign currency translation adjustment	(16,274)	3,919	(6,851)	15,184
Change in net actuarial loss and prior service credit	625	(148)	305	(516)
Income tax benefit (expense) related to other comprehensive income	1,144	(762)	610	(2,320)
Other comprehensive income (loss)	(14,505)	3,009	(5,936)	12,348
Comprehensive income	$5,976	$32,516	$33,318	$67,536

See notes to condensed consolidated financial statements

Polypore International, Inc.

Condensed consolidated statements of cash flows

(unaudited)

	Six Months Ended
(in thousands)	June 30, 2012	July 2, 2011
Operating activities:
Net income	$39,254	$55,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	20,032	16,246
Amortization expense	7,430	8,276
Amortization of loan acquisition costs	1,234	1,224
Stock-based compensation	8,432	2,093
Loss on disposal of property, plant and equipment	900	166
Foreign currency (gain) loss	(535)	468
Deferred income taxes	8,678	15,328
Write-off of loan acquisition costs associated with refinancing of senior credit agreement	2,478	—
Changes in operating assets and liabilities:
Accounts receivable	(1,486)	(11,997)
Inventories	(24,015)	(7,742)
Prepaid and other current assets	1,136	(2,783)
Accounts payable and accrued liabilities	(11,955)	(11,532)
Income taxes payable	(6,002)	4,464
Other, net	1,224	503
Net cash provided by operating activities	46,805	69,902
Investing activities:
Purchases of property, plant and equipment, net	(95,277)	(70,944)
Net cash used in investing activities	(95,277)	(70,944)
Financing activities:
Proceeds from new senior credit agreement	350,000	—
Principal payments in connection with refinancing of senior credit agreement	(342,291)	—
Principal payments on debt	(924)	(2,673)
Loan acquisition costs	(5,986)	(540)
Proceeds from stock option exercises	490	5,008
Noncontrolling interest	(104)	519
Net cash provided by financing activities	1,185	2,314
Effect of exchange rate changes on cash and cash equivalents	(894)	4,589
Net increase (decrease) in cash and cash equivalents	(48,181)	5,861
Cash and cash equivalents at beginning of period	92,574	89,955
Cash and cash equivalents at end of period	$44,393	$95,816

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries after elimination of intercompany accounts and transactions.  The unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, the unaudited condensed consolidated financial statements and notes do not contain certain information included in the Company’s annual financial statements. In the opinion of management, all normal and recurring adjustments that are necessary for a fair presentation have been made. Certain amounts previously presented in the condensed consolidated financial statements for prior periods have been reclassified to conform to current classifications. Operating results for the three months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2012. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

3.             Inventories

Inventories are carried at the lower of cost or market using the first-in, first-out method of accounting and consist of:

(in thousands)	June 30, 2012	December 31, 2011
Raw materials	$39,624	$35,423
Work-in-process	28,544	18,351
Finished goods	44,791	36,670
	$112,959	$90,444

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

4.             Debt

Debt, in order of priority, consists of:

(in thousands)	June 30, 2012	December 31, 2011
Senior credit agreement:
Revolving credit facility	$50,000	$—
Term loan facility	300,000	344,518
	350,000	344,518
7.5% senior notes	365,000	365,000
	715,000	709,518
Less current portion, including borrowings under the revolving credit facility	65,000	3,682
Long-term debt	$650,000	$705,836

On June 29, 2012, the Company refinanced its previous senior secured credit agreement with a new senior secured credit agreement.  The proceeds from the new credit agreement were used to pay outstanding principal and interest under the previous credit agreement and loan acquisition costs of $5,986,000, which were capitalized and will be amortized over the life of the new credit agreement. In connection with the refinancing, the Company wrote-off unamortized loan acquisition costs of $2,478,000 associated with the previous credit agreement.

The new credit agreement provides for a $300,000,000 term loan facility and a $150,000,000 revolving credit facility.  Interest rates under the credit agreement are, at the Company’s option, equal to either an alternate base rate or the Eurocurrency base rate, plus a specified margin.

The Company’s domestic subsidiaries guarantee indebtedness under the credit agreement. Substantially all assets of the Company and its domestic subsidiaries and a first priority pledge of 66% of the voting capital stock of its foreign subsidiaries secure indebtedness under the credit agreement.  The Company’s ability to pay dividends on its common stock is limited under the terms of the credit agreement. The Company is also subject to certain financial covenants, including a maximum senior leverage ratio and a minimum interest coverage ratio.  The Company was in compliance with all covenants as of June 30, 2012.

The revolving credit facility matures in June 2017.  At June 30, 2012, the Company had $50,000,000 outstanding under the revolving credit facility and $100,000,000 available for borrowing.  The Company intends to pay back outstanding borrowings under the revolving credit facility within the next twelve months and accordingly, has included these borrowings in “Current portion of debt” in the accompanying condensed consolidated balance sheets.

The term loan matures in June 2017.  Minimum scheduled principal repayments of the term loan are as follows:

(in thousands)
2012	$7,500
2013	15,000
2014	18,750
2015	26,250
2016	37,500
2017	195,000
$300,000

5.             Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates their fair value due to the short-term maturities of these assets and liabilities. The carrying amount of borrowings under the senior credit agreement approximates fair value because the interest rates adjust to market

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

interest rates. The fair value of the 7.5% senior notes, based on a quoted market price and classified as level one in the fair value hierarchy, was $387,356,000 at June 30, 2012.

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

7.             Pension Plans

The Company and its subsidiaries sponsor multiple defined benefit pension plans based in subsidiaries located outside of the United States. The following table provides the components of net periodic benefit cost:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Service cost	$414	$399	$836	$779
Interest cost	1,184	1,297	2,391	2,527
Expected return on plan assets	(211)	(235)	(426)	(458)
Amortization of prior service cost	(13)	(14)	(26)	(27)
Recognized net actuarial loss	117	20	236	39
Net periodic benefit cost	$1,491	$1,467	$3,011	$2,860

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

In connection with the acquisition of Membrana GmbH (“Membrana”) in 2002, the Company recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for the Company to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. The environmental reserve for the Membrana facility, which is denominated in euros, was $9,914,000 and $11,957,000 at June 30, 2012 and December 31, 2011, respectively. The Company anticipates the expenditures associated with the reserve will be made in the next twelve months. At June 30, 2012, the reserve was included in “Accrued liabilities” in the accompanying condensed consolidated balance sheets.

The Company has indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel N.V. (“Akzo”), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. The

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Company receives indemnification payments under the indemnification agreements after expenditures are made against approved claims. At June 30, 2012 and December 31, 2011, the amounts receivable under the indemnification agreements were $11,751,000 and $12,099,000, respectively. At June 30, 2012, the receivable under the indemnification agreements was included in “Prepaid and other” in the accompanying condensed consolidated balance sheets.

9.             Government Grants

In 2010, the Company was awarded a $49,264,000 grant from the U.S. Department of Energy (“DOE”) to help fund an expansion of its U.S. lithium battery separator production capacity. As of June 30, 2012, the Company has recognized and received the entire amount of the DOE grant. The Company has also been awarded state and local grants in connection with certain of its U.S. expansions.

The Company recognized grant awards for capital expenditures of $2,170,000 and $11,714,000 for the six months ended June 30, 2012 and July 2, 2011, respectively. The Company recognized grant awards for expenses of $944,000 and $1,715,000 for the six months ended June 30, 2012 and July 2, 2011, respectively.

10.          Related Party Transactions

The Company’s German subsidiary has a 33% equity investment in a patent and trademark service provider and a 25% equity investment in a research company. The investments are accounted for under the equity method of accounting and were $618,000 and $588,000 at June 30, 2012 and December 31, 2011, respectively. Charges from the affiliates for work performed were $358,000 and $685,000 for the three and six months ended June 30, 2012, respectively. Charges from the affiliates for work performed were $232,000 and $513,000 for the three and six months ended July 2, 2011, respectively. Amounts due to the affiliates were $119,000 and $107,000 at June 30, 2012 and December 31, 2011, respectively.

11.          Noncontrolling Interest

In 2010, the Company entered into a joint venture agreement with a customer, Camel Group Co., Ltd (“Camel”), a leading battery manufacturer in China, to produce lead-acid battery separators primarily for Camel’s use. The joint venture, Daramic Xiangyang Battery Separator Co., Ltd. (“Daramic Xiangyang”), is located at Camel’s facility and is expected to start production in the third quarter of 2012. In accordance with the joint venture agreement, the Company has made cash contributions of $7,370,000 for a 65% ownership interest in the joint venture, and Camel has contributed cash of $2,554,000 and land for a 35% ownership interest. In exchange for notes payable, Daramic Xiangyang has purchased production assets from the Company’s former facility in Potenza, Italy, and will purchase a building from Camel.

12.          Federal Trade Commission Litigation

On September 9, 2008, the Federal Trade Commission (the “FTC”) issued an administrative complaint against the Company alleging that the February 29, 2008 acquisition of Microporous Holding Corporation, the parent company of Microporous Products L.P. (“Microporous”), and the Company’s related actions have substantially lessened competition in North American markets for lead-acid battery separators. After challenging the complaint before an Administrative Law Judge of the FTC and subsequently before the Commissioners of the FTC, the Company was ordered to divest substantially all of the Microporous assets acquired in February 2008.

On January 28, 2011, the Company filed a petition with the U.S. Court of Appeals for the 11th Circuit to review the FTC’s November 5, 2010 order and opinion. On July 11, 2012, the 11th Circuit affirmed the FTC’s decision. The Company believes that this decision is inconsistent with the law and the facts presented at the hearing and that the Microporous acquisition is and will continue to be beneficial to its customers and the industry. Therefore, the Company plans to seek further review, including in the U.S. Supreme Court, if necessary.

The Company believes that a final judicial resolution to the challenge by the FTC to the Microporous acquisition could take several months to a year or more. Although it is difficult to predict the outcome, timing or impact of this matter at this time, the Company believes that the final resolution will not have a material adverse impact on its business, financial condition or results of operations.

The Company’s core energy storage business produces polymer-based membrane battery separators used in transportation, industrial and consumer electronic applications.  The acquisition of the Microporous business extended the Company’s product

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

portfolio into the niche, mature deep cycle market for rubber-based battery separators, with considerable overlap to customers it currently serves with other products.  The Company does not believe that a required divestiture of all or a portion of the Microporous assets would significantly impact its core energy storage business or the long-term growth drivers impacting this business, including growth in Asia, strong demand for consumer electronics and growing demand for electric drive vehicles.

For the fiscal year ended December 31, 2011, the Microporous business represented approximately 10% of consolidated revenue and operating income, including the facility that the Company completed and shifted production to in Feistritz, Austria post-acquisition.  At December 31, 2011, Microporous assets were less than 5% of consolidated assets.  Based on the growth in revenues and profits that the Company has experienced in the last two years in its core energy storage and separations media businesses, as well as the impact of capacity expansions, the Company expects that the percentage of consolidated revenues and total assets represented by Microporous will continue to decline.  The impact of a final resolution to this matter may be affected by a number of uncertainties, including, but not limited to, whether the Company is required to divest all or a portion of the Microporous assets, the timing of a potential divestiture, the proceeds of such a divestiture and the incremental growth in its core businesses.  If the Company was required to divest of all or a portion of the Microporous assets, it would intend to sell the assets at fair market value.

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

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Financial information relating to the reportable operating segments is presented below:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales to external customers (by major product group):
Electronics and EDVs	$47,396	$50,821	$89,784	$92,965
Transportation and industrial	92,068	96,982	178,270	191,422
Energy storage	139,464	147,803	268,054	284,387
Healthcare	28,524	29,925	56,069	60,456
Filtration and specialty	17,826	18,648	35,396	37,207
Separations media	46,350	48,573	91,465	97,663
Total net sales to external customers	$185,814	$196,376	$359,519	$382,050

Operating income:
Electronics and EDVs	$14,508	$23,775	$31,303	$42,162
Transportation and industrial	21,704	26,855	41,718	52,626
Energy storage	36,212	50,630	73,021	94,788
Separations media	12,958	15,525	26,821	31,915
Corporate and other	(6,012)	(11,823)	(14,708)	(22,198)
Segment operating income	43,158	54,332	85,134	104,505
Stock-based compensation	4,162	1,058	8,432	2,093
Non-recurring and other costs	786	253	1,354	475
Total operating income	38,210	53,021	75,348	101,937
Reconciling items:
Interest expense, net	8,169	8,463	16,960	17,362
Foreign currency and other	(1,865)	(894)	(1,414)	704
Write-off of loan acquisition costs associated with refinancing of senior credit agreement	2,478	—	2,478	—
Income before income taxes	$29,428	$45,452	$57,324	$83,871

Depreciation and amortization:
Electronics and EDVs	$4,150	$1,965	$7,311	$3,838
Transportation and industrial	3,008	2,968	5,909	5,900
Energy storage	7,158	4,933	13,220	9,738
Separations media	3,390	3,282	6,712	6,375
Corporate and other	3,382	4,224	7,530	8,409
Total depreciation and amortization	$13,930	$12,439	$27,462	$24,522

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

The following sets forth condensed consolidating financial statements of the Guarantors and non-Guarantor subsidiaries.

Condensed consolidating balance sheet
June 30, 2012

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$23,839	$20,554	$—	$44,393
Accounts receivable, net	45,881	87,657	—	—	133,538
Inventories	41,180	71,779	—	—	112,959
Prepaid and other	5,176	19,645	538	—	25,359
Total current assets	92,237	202,920	21,092	—	316,249
Due from affiliates	487,615	310,988	445,617	(1,244,220)	—
Investment in subsidiaries	201,007	322,257	588,464	(1,111,728)	—
Property, plant and equipment, net	309,717	287,169	—	—	596,886
Goodwill	—	—	469,319	—	469,319
Intangibles and loan acquisition costs, net	—	—	128,149	—	128,149
Other	157	7,774	—	—	7,931
Total assets	$1,090,733	$1,131,108	$1,652,641	$(2,355,948)	$1,518,534

Liabilities and shareholders’ equity
Accounts payable and accrued liabilities	$34,934	$45,240	$3,527	$—	$83,701
Current portion of debt	—	—	65,000	—	65,000
Total current liabilities	34,934	45,240	68,527	—	148,701
Due to affiliates	556,027	295,770	392,423	(1,244,220)	—
Debt, less current portion	—	—	650,000	—	650,000
Pension obligations, less current portion	—	77,441	—	—	77,441
Deferred income taxes and other	56,634	44,067	146	—	100,847
Shareholders’ equity	443,138	668,590	541,545	(1,111,728)	541,545
Total liabilities and shareholders’ equity	$1,090,733	$1,131,108	$1,652,641	$(2,355,948)	$1,518,534

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

 Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Condensed consolidating statement of income
For the three months ended June 30, 2012

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net sales	$55,923	$129,891	$—	$—	$185,814
Cost of goods sold	20,719	94,855	—	—	115,574
Gross profit	35,204	35,036	—	—	70,240
Selling, general and administrative expenses	16,683	11,151	4,196	—	32,030
Operating income (loss)	18,521	23,885	(4,196)	—	38,210
Interest expense and other	(3,714)	904	9,114	—	6,304
Write-off of loan acquisition costs associated with refinancing of senior credit agreement	—	—	2,478	—	2,478
Equity in earnings of subsidiaries	—	—	(29,849)	29,849	—
Income before income taxes	22,235	22,981	14,061	(29,849)	29,428
Income taxes	10,554	4,813	(6,420)	—	8,947
Net income	$11,681	$18,168	$20,481	$(29,849)	$20,481

Condensed consolidating statement of income
For the three months ended July 2, 2011

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net sales	$73,173	$123,203	$—	$—	$196,376
Cost of goods sold	22,231	86,631	—	—	108,862
Gross profit	50,942	36,572	—	—	87,514
Selling, general and administrative expenses	19,117	14,253	1,123	—	34,493
Operating income (loss)	31,825	22,319	(1,123)	—	53,021
Interest expense and other	(2,077)	1,070	8,576	—	7,569
Equity in earnings of subsidiaries	—	—	(32,898)	32,898	—
Income before income taxes	33,902	21,249	23,199	(32,898)	45,452
Income taxes	15,333	6,920	(6,308)	—	15,945
Net income	$18,569	$14,329	$29,507	$(32,898)	$29,507

 Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Condensed consolidating statement of income
For the six months ended June 30, 2012

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net sales	$109,444	$250,075	$—	$—	$359,519
Cost of goods sold	38,131	180,124	—	—	218,255
Gross profit	71,313	69,951	—	—	141,264
Selling, general and administrative expenses	33,992	23,425	8,499	—	65,916
Operating income (loss)	37,321	46,526	(8,499)	—	75,348
Interest expense and other	(6,298)	3,701	18,143	—	15,546
Write-off of loan acquisition costs associated with refinancing of senior credit agreement	—	—	2,478	—	2,478
Equity in earnings of subsidiaries	—	—	(58,512)	58,512	—
Income before income taxes	43,619	42,825	29,392	(58,512)	57,324
Income taxes	18,485	9,447	(9,862)	—	18,070
Net income	$25,134	$33,378	$39,254	$(58,512)	$39,254

Condensed consolidating statement of income
For the six months ended July 2, 2011

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net sales	$134,918	$247,132	$—	$—	$382,050
Cost of goods sold	41,621	173,449	—	—	215,070
Gross profit	93,297	73,683	—	—	166,980
Selling, general and administrative expenses	36,132	26,684	2,227	—	65,043
Operating income (loss)	57,165	46,999	(2,227)	—	101,937
Interest expense and other	(2,914)	3,575	17,405	—	18,066
Equity in earnings of subsidiaries	—	—	(66,413)	66,413	—
Income before income taxes	60,079	43,424	46,781	(66,413)	83,871
Income taxes	24,297	12,793	(8,407)	—	28,683
Net income	$35,782	$30,631	$55,188	$(66,413)	$55,188

 Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Condensed consolidating statement of comprehensive income
For the three months ended June 30, 2012

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net income	$11,681	$18,168	$20,481	$(29,849)	$20,481
Foreign currency translation adjustment, net of income tax benefit of $1,144	—	(14,595)	1,053	(1,588)	(15,130)
Change in net actuarial loss and prior service credit	—	625	—	—	625
Equity in earnings of subsidiaries	—	—	(15,558)	15,558	—
Comprehensive income	$11,681	$4,198	$5,976	$(15,879)	$5,976

Condensed consolidating statement of comprehensive income
For the three months ended July 2, 2011

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net income	$18,569	$14,329	$29,507	$(32,898)	$29,507
Foreign currency translation adjustment, net of income tax expense of $762	—	4,136	(244)	(735)	3,157
Change in net actuarial loss and prior service credit	—	(148)	—	—	(148)
Equity in earnings of subsidiaries	—	—	3,253	(3,253)	—
Comprehensive income	$18,569	$18,317	$32,516	$(36,886)	$32,516

 Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Condensed consolidating statement of comprehensive income
For the six months ended June 30, 2012

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net income	$25,134	$33,378	$39,254	$(58,512)	$39,254
Foreign currency translation adjustment, net of income tax benefit of $610	—	(6,293)	782	(730)	(6,241)
Change in net actuarial loss and prior service credit	—	305	—	—	305
Equity in earnings of subsidiaries	—	—	(6,718)	6,718	—
Comprehensive income	$25,134	$27,390	$33,318	$(52,524)	$33,318

Condensed consolidating statement of comprehensive income
For the six months ended July 2, 2011

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net income	$35,782	$30,631	$55,188	$(66,413)	$55,188
Foreign currency translation adjustment, net of income tax expense of $2,320	—	16,510	(2,134)	(1,512)	12,864
Change in net actuarial loss and prior service credit	—	(516)	—	—	(516)
Equity in earnings of subsidiaries	—	—	14,482	(14,482)	—
Comprehensive income	$35,782	$46,625	$67,536	$(82,407)	$67,536

 Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Condensed consolidating statement of cash flows
For the six months ended June 30, 2012

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$51,499	$14,239	$(18,133)	$(800)	$46,805
Investing activities:
Purchases of property, plant and equipment, net	(83,072)	(12,205)	—	—	(95,277)
Net cash used in investing activities	(83,072)	(12,205)	—	—	(95,277)
Financing activities:
Proceeds from new senior credit agreement	—	—	350,000	—	350,000
Principal payments in connection with refinancing of senior credit agreement	—	(41,865)	(300,426)	—	(342,291)
Principal payments on debt	—	(117)	(807)	—	(924)
Proceeds from stock option exercises	—	—	490	—	490
Intercompany transactions, net	31,573	(814)	(31,559)	800	—
Other	—	—	(6,090)	—	(6,090)
Net cash provided by (used in) financing activities	31,573	(42,796)	11,608	800	1,185
Effect of exchange rate changes on cash and cash equivalents	—	(894)	—	—	(894)
Net decrease in cash and cash equivalents	—	(41,656)	(6,525)	—	(48,181)
Cash and cash equivalents at beginning of period	—	65,495	27,079	—	92,574
Cash and cash equivalents at end of period	$—	$23,839	$20,554	$—	$44,393

Condensed consolidating statement of cash flows
For the six months ended July 2, 2011

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$61,590	$27,705	$(21,422)	$2,029	$69,902
Investing activities:
Purchases of property, plant and equipment, net	(46,738)	(24,206)	—	—	(70,944)
Net cash used in investing activities	(46,738)	(24,206)	—	—	(70,944)
Financing activities:
Principal payments on debt	—	(251)	(2,422)	—	(2,673)
Proceeds from stock option exercises	—	—	5,008	—	5,008
Intercompany transactions, net	(14,852)	6,594	10,287	(2,029)	—
Other	—	—	(21)	—	(21)
Net cash provided by (used in) financing activities	(14,852)	6,343	12,852	(2,029)	2,314
Effect of exchange rate changes on cash and cash equivalents	—	4,589	—	—	4,589
Net increase (decrease) in cash and cash equivalents	—	14,431	(8,570)	—	5,861
Cash and cash equivalents at beginning of period	—	58,172	31,783	—	89,955
Cash and cash equivalents at end of period	$—	$72,603	$23,213	$—	$95,816

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

Overview

We are a leading global high technology filtration company that develops, manufactures and markets specialized microporous membranes used in separation and filtration processes. In fiscal 2011, we generated total net sales of $763.1 million. We operate in two primary businesses: energy storage and separations media. We manufacture our products at facilities in North America, Europe and Asia. Net sales from foreign locations were $473.2 million for fiscal 2011.

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

Electronics and EDVs.  Lithium batteries are the power source in a wide variety of applications, including consumer electronics applications such as notebook computers, tablets, mobile phones and cordless power tools; EDVs; and emerging applications such as energy storage systems (“ESS”). Growth in lithium batteries is being driven by demand in consumer electronics and EDVs. Since late 2009, we have announced $334.0 million of capacity expansions, consisting of EDV-targeted expansions at our existing Charlotte, North Carolina facility and a new facility in Concord, North Carolina, and a consumer electronics-targeted expansion at our facility in Ochang, Korea.  We have completed the Charlotte and Ochang expansions, and during the second quarter of 2012, we completed the first phase of the Concord facility.  The remaining expansions at the Concord facility will be completed in two phases, one of which will start ramping up in late 2012 and the other in late 2013.  As of June 30, 2012, we have approximately $40.0 million of expenditures remaining on these expansions. We expect to complete the remaining capital expenditures associated with these expansions in 2012 or early 2013. The Charlotte and Concord expansions were partially funded by a grant from the U.S. Department of Energy (“DOE”) of $49.3 million.

Transportation and industrial.  In the lead-acid battery market, the high proportion of aftermarket replacement sales and the steady growth of the worldwide fleet of motor vehicles provide us with a growing recurring revenue base in lead-acid battery separators. Worldwide demand for lead-acid battery separators is expected to continue to grow at slightly more than annual economic growth. The Asia-Pacific region is the fastest growing market for lead-acid battery separators. Growth in this region is driven by the increasing penetration of automobile ownership, growth in industrial and manufacturing sectors, export incentives and ongoing conversion to the polyethylene-based membrane separators we produce. We have positioned ourselves to benefit from growth in Asia by expanding capacity at our Prachinburi, Thailand facility; acquiring battery separator manufacturing assets and subsequently expanding our operations in Bangalore, India; acquiring a production facility in Tianjin, China; establishing an Asian Technical Center in Thailand; and entering into a joint venture with a customer, Camel Group Co., Ltd. (“Camel”). The joint venture will produce lead-acid battery separators in China and is expected to start production in the third quarter of 2012. During the second quarter of 2012, we started production with our new capacity at our Prachinburi, Thailand facility.

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

Results of Operations

The following table sets forth, for the periods indicated, certain operating data in amount and as a percentage of net sales:

			Percentage of Net Sales
	Three Months Ended		Three Months Ended
($’s in millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales	$185.8	$196.4	100.0%	100.0%

Gross profit	70.2	87.5	37.8	44.6
Selling, general and administrative expenses	32.0	34.5	17.2	17.6
Operating income	38.2	53.0	20.6	27.0
Interest expense, net	8.2	8.5	4.4	4.3
Other	0.6	(0.9)	0.4	(0.4)
Income before income taxes	29.4	45.4	15.8	23.1
Income taxes	8.9	15.9	4.8	8.1
Net income	$20.5	$29.5	11.0%	15.0%

			Percentage of Net Sales
	Six Months Ended		Six Months Ended
($’s in millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales	$359.5	$382.1	100.0%	100.0%

Gross profit	141.3	167.0	39.3	43.7
Selling, general and administrative expenses	66.0	65.1	18.4	17.0
Operating income	75.3	101.9	20.9	26.7
Interest expense, net	17.0	17.4	4.7	4.5
Other	1.0	0.6	0.3	0.2
Income before income taxes	57.3	83.9	15.9	22.0
Income taxes	18.0	28.7	5.0	7.6
Net income	$39.3	$55.2	10.9%	14.4%

Comparison of the three months ended June 30, 2012 with the three months ended July 2, 2011

Net sales.  Net sales for the three months ended June 30, 2012 were $185.8 million, a decrease of $10.6 million, or 5.4%, from the same period in the prior year. The decrease was primarily due to the negative impact of foreign currency translation of $9.1 million.

Gross profit.  Gross profit was $70.2 million, a decrease of $17.3 million, or 19.8%, from the same period in the prior year.  Gross profit as a percent of net sales was 37.8% for the three months ended June 30, 2012, compared to 44.6% for the three months ended July 2, 2011.  The decrease in consolidated gross profit and gross profit margin was primarily due to lower sales and the costs associated with capacity investments, including $2.3 million of additional depreciation expense. We expect gross profit and gross profit margins to improve as the costs associated with our capacity expansions are offset by higher sales. During the third quarter, operations at our European facilities shut down production for a period of time for employee vacations, which typically results in lower gross profit margins in the transportation and industrial and separations media segments in the third quarter as compared to the rest of the year.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $2.5 million for the three months ended June 30, 2012 compared to the prior year, primarily due to a $4.1 million decrease in performance-based incentive compensation expense and $0.8 million lower amortization expense, partially offset by a $3.1 million increase in stock-based compensation expense.

Segment operating income.  Segment operating income, which excludes stock-based compensation and certain non-recurring and other costs, was $43.2 million, a decrease of $11.2 million, or 20.6%, from the same period in the prior year. Segment operating income as a percent of net sales was 23.3% for the three months ended June 30, 2012, compared to 27.7% for the three months ended July 2, 2011.  The decrease in segment operating income and segment operating income margin was the result of lower sales and the costs associated with capacity investments, including non-cash depreciation expense, partially offset by a decline in performance-based incentive compensation expense. We expect segment operating income and segment operating income margins to improve as the costs associated with our capacity expansions are offset by higher sales. During the third quarter, segment operating income margins are typically impacted by production shutdowns at our European facilities for employee vacations.

Interest expense.  Interest expense for the three months ended June 30, 2012 was $8.2 million, which was comparable to the same period in the prior year.

Income taxes.  The income tax expense for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis. The effective tax rate was 30.4% for the three months ended June 30, 2012, compared to 35.1% for the same period in the prior year. The mix of earnings between the tax jurisdictions has a significant impact on the effective tax rate. Each tax jurisdiction has its own set of tax laws and tax rates, and income earned by our subsidiaries is taxed independently by these various jurisdictions.  Currently, the applicable statutory income tax rates in the jurisdictions in which we operate range from 0% to 39%.

The components of our effective tax rate are as follows:

	Three Months Ended
	June 30, 2012	July 2, 2011
U.S. federal statutory rate	35.0%	35.0%
State income taxes	0.9	1.2
Mix of income in taxing jurisdictions	(4.7)	(2.6)
Other permanent differences and valuation allowances	(0.8)	1.5
Total effective tax rate	30.4%	35.1%

Comparison of the six months ended June 30, 2012 with the six months ended July 2, 2011

Net sales.  Net sales for the six months ended June 30, 2012 were $359.5 million, a decrease of $22.6 million, or 5.9%, from the same period in the prior year. The decrease was primarily due to lower sales in the electronics and EDVs and transportation and industrial segments and the negative impact of foreign currency translation of $12.2 million.

Gross profit.  Gross profit was $141.3 million, a decrease of $25.7 million, or 15.4%, from the same period in the prior year.  Gross profit as a percent of net sales was 39.3% for the six months ended June 30, 2012, compared to 43.7% for the six months ended July 2, 2011.  The decrease in consolidated gross profit and gross profit margin was primarily due to lower sales and the costs associated with capacity investments, including $3.8 million of additional depreciation expense. We expect gross profit and gross profit margins to improve as the costs associated with our capacity expansions are offset by higher sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $0.9 million for the six months ended June 30, 2012 compared to the prior year, primarily due to a $6.3 million increase in stock-based compensation expense, partially offset by a $5.6 million decrease in performance-based incentive compensation expense.

Segment operating income.  Segment operating income, which excludes stock-based compensation and certain non-recurring and other costs, was $85.1 million, a decrease of $19.4 million, or 18.6%, from the same period in the prior year. Segment operating income as a percent of net sales was 23.7% for the six months ended June 30, 2012, compared to 27.3% for the six months ended July 2, 2011.  The decrease in segment operating income and segment operating income margin was the result of lower sales and the costs associated with capacity investments, including non-cash depreciation expense, partially offset by a decline in performance-based incentive compensation expense.  We expect segment operating income and segment operating income margins to improve as the costs associated with our capacity expansions are offset by higher sales.

Interest expense.  Interest expense for the six months ended June 30, 2012 was $17.0 million, which was comparable to the same period in the prior year.

Income taxes.  The income tax expense for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis. The effective tax rate was 31.5% for the six months ended June 30, 2012, compared to 34.2% for the same period in the prior year. The mix of earnings between the tax jurisdictions has a significant impact on the effective tax rate. Each tax jurisdiction has its own set of tax laws and tax rates, and income earned by our subsidiaries is taxed independently by these various jurisdictions.  Currently, the applicable statutory income tax rates in the jurisdictions in which we operate range from 0% to 39%.

The effect of each of these items on our effective tax rate is quantified in the table below:

	Six Months Ended
	June 30, 2012	July 2, 2011
U.S. federal statutory rate	35.0%	35.0%
State income taxes	0.9	1.2
Mix of income in taxing jurisdictions	(4.7)	(2.1)
Other permanent differences and valuation allowances	0.3	0.1
Total effective tax rate	31.5%	34.2%

Financial reporting segments

Electronics and EDVs

Comparison of the three months ended June 30, 2012 with the three months ended July 2, 2011

Net sales.  Net sales for the three months ended June 30, 2012 were $47.4 million, a decrease of $3.4 million, or 6.7%, from the same period in the prior year.  The decrease was due to lower sales volumes into EDV applications, which were impacted by lower production of a few high-separator content vehicles.  Additionally, automakers and battery producers have moved closer to just-in-time inventories as they adjust their production plans to the actual sales of specific vehicles. Average sales prices were consistent with the prior year.

Segment operating income.  Segment operating income was $14.5 million, a decrease of $9.3 million, or 39.1%, from the same period in the prior year.  Segment operating income as a percent of net sales was 30.6% for the three months ended June 30, 2012, compared to 46.9% for the three months ended July 2, 2011.  The decrease in segment operating income and segment operating income margin was due to lower sales and the costs associated with new capacity, including an additional $2.2 million of non-cash depreciation expense.  In addition, we elected to use a portion of our available capacity for process and product trials related to new technology.  We expect segment operating income and segment operating income margins to improve as the costs associated with our capacity expansions are offset by higher sales.

Comparison of the six months ended June 30, 2012 with the six months ended July 2, 2011

Net sales.  Net sales for the six months ended June 30, 2012 were $89.8 million, a decrease of $3.2 million, or 3.4%, from the same period in the prior year.  The decrease was due to lower sales volumes in consumer electronics, offset to some extent by growth in sales for EDV applications. Average sales prices were consistent with the prior year.

Segment operating income.  Segment operating income was $31.3 million, a decrease of $10.9 million, or 25.8%, from the same period in the prior year.  Segment operating income as a percent of net sales was 34.9% for the six months ended June 30, 2012, compared to 45.4% for the six months ended July 2, 2011. The decrease in segment operating income and segment operating income margin was due to lower sales and the costs associated with new capacity, including an additional $3.5 million of non-cash depreciation expense.  In addition, we elected to use a portion of our available capacity for process and product trials related to new technology.  We expect segment operating income and segment operating income margins to improve as the costs associated with our capacity expansions are offset by higher sales.

Transportation and Industrial

Comparison of the three months ended June 30, 2012 with the three months ended July 2, 2011

Net sales.  Net sales for the three months ended June 30, 2012 were $92.1 million, a decrease of $4.9 million, or 5.1%, from the same period in the prior year.  The decrease was primarily due to the $4.8 million negative effect of foreign currency translation.

Segment operating income.  Segment operating income was $21.7 million, a decrease of $5.2 million, or 19.3%, from the same period in the prior year.  Segment operating income as a percent of net sales was 23.6% for the three months ended June 30, 2012, compared to 27.7% for the three months ended July 2, 2011.  The decrease in segment operating income and segment operating income margin was due to the geographical mix of sales, including costs of exporting goods from our U.S. and European manufacturing facilities to meet growing demand in Asia and the costs associated with capacity investments in China and Thailand.

Comparison of the six months ended June 30, 2012 with the six months ended July 2, 2011

Net sales.  Net sales for the six months ended June 30, 2012 were $178.2 million, a decrease of $13.2 million, or 6.9%, from the same period in the prior year.  The decrease was primarily due to unseasonably mild winter weather in North America and Europe, which temporarily impacted replacement battery sales in the first quarter of 2012, and the $6.3 million negative effect of foreign currency translation.

Segment operating income.  Segment operating income was $41.7 million, a decrease of $10.9 million, or 20.7%, from the same period in the prior year.  Segment operating income as a percent of net sales was 23.4% for the six months ended June 30, 2012, compared to 27.5% for the six months ended July 2, 2011.  The decrease in segment operating income and segment operating income margin was due to lower sales and the geographical mix of sales, including costs of exporting goods from our U.S. and European manufacturing facilities to meet growing demand in Asia and the costs associated with capacity investments in China and Thailand.

Separations Media

Comparison of the three months ended June 30, 2012 with the three months ended July 2, 2011

Net sales.  Net sales for the three months ended June 30, 2012 were $46.3 million, a decrease of $2.3 million, or 4.7%, from the same period in the prior year, including the negative effect of foreign currency translation of $4.3 million. Healthcare sales decreased by $1.4 million, as sales increases were more than offset by the effect of foreign currency translation and production shutdowns at three customers due to recent earthquakes in Italy.  We expect the majority of that production to resume by the end of the third quarter and estimate that the total impact on our sales will be approximately $5.0 million, with a slightly higher impact in the third quarter as compared to the second quarter.  Filtration and specialty product sales decreased by $0.9 million due to the impact of foreign currency translation.

Segment operating income.  Segment operating income was $13.0 million, a decrease of $2.5 million, or 16.1%, from the same period in the prior year.  Segment operating income as a percent of net sales was 28.1% for the three months ended June 30, 2012, compared to 31.9% for the three months ended July 2, 2011. The decrease in segment operating income and segment operating income margin was primarily due to production timing, product mix and costs associated with our new hemodialysis production capacity.

Comparison of the six months ended June 30, 2012 with the six months ended July 2, 2011

Net sales.  Net sales for the six months ended June 30, 2012 were $91.5 million, a decrease of $6.2 million, or 6.3%, from the same period in the prior year, including the negative effect of foreign currency translation of $5.9 million. Healthcare sales decreased by $4.4 million primarily due the effect of foreign currency translation and production shutdowns at three customers due to recent earthquakes in Italy.  We expect the majority of that production to resume by the end of the third quarter and estimate that the total impact on our sales will be approximately $5.0 million, with a slightly higher impact in the third quarter as compared to the second quarter.  Filtration and specialty product sales decreased by $1.8 million due to the impact of foreign currency translation.

Segment operating income.  Segment operating income was $26.8 million, a decrease of $5.1 million, or 16.0%, from the same period in the prior year.  Segment operating income as a percent of net sales was 29.3% for the six months ended June 30, 2012, compared to 32.7% for the six months ended July 2, 2011. The decrease in segment operating income and segment operating income margin was due to production timing and costs associated with our new hemodialysis production capacity.

Corporate and other costs

Corporate and other costs include costs associated with the corporate office and other costs that are not allocated to the reporting segments for segment reporting purposes, including amortization of identified intangible assets and performance-based incentive compensation.

Comparison of the three months ended June 30, 2012 with the three months ended July 2, 2011

Corporate and other costs for the three months ended June 30, 2012 were $6.0 million, compared to $11.8 million for the three months ended July 2, 2011. The decrease was primarily due to lower performance-based incentive compensation expense and a decline in amortization expense as certain intangible assets became fully amortized.

Comparison of the six months ended June 30, 2012 with the six months ended July 2, 2011

Corporate and other costs for the six months ended June 30, 2012 were $14.7 million, compared to $22.2 million for the six months ended July 2, 2011. The decrease was primarily due to lower performance-based incentive compensation expense and a decline in amortization expense as certain intangible assets became fully amortized.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $48.2 million during the six months ended June 30, 2012, as cash generated from operations and cash on hand were used to fund growth investments.

Operating activities.  Net cash provided by operating activities was $46.8 million in the six months ended June 30, 2012, consisting of cash generated from operations of $87.9 million, partially offset by changes in operating assets and liabilities. Accounts receivable and days sales outstanding are consistent with the prior year, and we have not experienced significant changes in accounts receivable aging or customer payment terms and believe that we have adequately provided for potential bad debts. Inventory increased based on production and capacity planning for expected customer order patterns. Inventory is generally not subject to obsolescence and does not have a shelf life, and we do not believe there is a significant risk of inventory impairment.  Accounts payable and accrued liabilities decreased primarily due to lower accrued variable incentive compensation under performance-based compensation plans.

Investing activities.  In the six months ended June 30, 2012, total capital expenditures were $95.3 million, net of DOE grant awards of $2.2 million, compared to $70.9 million for the same period in the prior year. Capital expenditures were primarily related to capacity expansions in our electronics and EDVs segment. We expect total capital expenditures for fiscal 2012 to be approximately $150.0 million. As of June 30, 2012, we had $132.1 million of construction in progress which was primarily related to the capacity expansion projects.

Financing activities.  On June 29, 2012, we refinanced our senior secured credit agreement with a new senior secured credit agreement.  We received total proceeds from the new credit agreement of $350.0 million, which were used to repay outstanding principal and interest under the previous credit agreement and pay loan acquisition costs of $6.0 million.

We intend to fund our ongoing operations with cash on hand, cash generated by operations and borrowings under the senior secured credit agreement. As of June 30, 2012, approximately 55% of our cash and cash equivalents were held by foreign subsidiaries. There were no significant restrictions on our ability to transfer funds with and among subsidiaries, or any material adverse tax consequences that would impact our ability to transfer funds held by foreign subsidiaries to the U.S.

The new credit agreement provides for a $300.0 million term loan facility ($300.0 million outstanding at June 30, 2012) and a $150.0 million revolving credit facility ($50.0 million outstanding at June 30, 2012). At June 30, 2012, the Company had $100.0 million of borrowings available under the revolving credit facility. The term loan facility and the revolving credit facility mature in June 2017. Because we intend to pay back outstanding borrowings under the revolving credit facility within the next twelve months, we have classified these borrowings as current liabilities.

Interest rates under the senior secured credit agreement are, at our option, equal to either an alternate base rate or Eurocurrency base rate plus a specified margin.  At June 30, 2012, the interest rate on borrowings under the senior secured credit agreement was 2.75%.

Under the credit agreement, we are required to maintain a maximum ratio of indebtedness to Adjusted EBITDA and a minimum ratio of Adjusted EBITDA to cash interest expense. Adjusted EBITDA, as defined under the senior secured credit agreement, was as follows:

(in millions)	Twelve Months Ended June 30, 2012
Net income	$89.3
Add/Subtract:
Depreciation and amortization expense	54.3
Interest expense, net	34.0
Income taxes	41.2
Stock-based compensation	15.7
Foreign currency gain	(3.8)
Loss on disposal of property, plant and equipment	1.1
Costs related to the FTC litigation	0.3
Write-off of loan acquisition costs associated with refinancing of senior credit agreement	2.5
Other non-cash or non-recurring items	0.1
Adjusted EBITDA	$234.7

As of June 30, 2012, the calculation of the senior leverage ratio, as defined under the senior secured credit agreement, was as follows:

(in millions)
Indebtedness (1)	$305.6
Adjusted EBITDA	$234.7
Actual senior leverage ratio	1.30x
Required maximum senior leverage ratio	2.50x

(1)          Calculated as the sum of outstanding borrowings under the senior secured credit agreement, less cash on hand (not to exceed $50.0 million).

As of June 30, 2012, the calculation of the interest coverage ratio, as defined under the senior secured credit agreement, was as follows:

(in millions)
Adjusted EBITDA	$234.7
Interest expense, net (1)	$35.5
Actual interest coverage ratio	6.61x
Required minimum interest coverage ratio	3.00x

(1)          Calculated as cash interest expense, as defined under the senior secured credit agreement, for the twelve months ended June 30, 2012.

The senior secured credit agreement contains certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances, and other matters customarily restricted in such agreements. The agreement also contains certain customary events of default, subject to grace periods, as appropriate.

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

Future debt service payments are expected to be paid out of cash flows from operations, borrowings on our revolving credit facility and future refinancing of our debt. Our cash interest requirements for the next twelve months are estimated to be $37.5 million.

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

Foreign Operations

As of June 30, 2012, we manufacture our products at 15 strategically located facilities in North America, Europe and Asia. Net sales from the foreign locations were approximately $237.6 million and $238.8 million for the six months ended June 30, 2012 and July 2, 2011, respectively. Typically, we sell our products in the currency of the country where the manufacturing facility that produces the product is located. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other actions that would have a direct or indirect adverse impact on our business or market opportunities within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.

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

In connection with the acquisition of Membrana GmbH (“Membrana”) in 2002, we recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for us to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. The environmental reserve for the Membrana facility, which is denominated in euros, was $9.9 million at June 30, 2012.  We anticipate the expenditures associated with the reserve will be made in the next twelve months.

We have indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel N.V. (“Akzo”), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. We will receive indemnification payments under the indemnification agreements after expenditures are made against approved claims. At June 30, 2012, amounts receivable under the indemnification agreements were $11.8 million.

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

Interest rate risk

At June 30, 2012, we had fixed rate debt of $365.0 million and variable rate debt of $350.0 million. To reduce the interest rate risk inherent in our variable rate debt, we may utilize interest rate derivatives. As of June 30, 2012, there were no outstanding interest rate derivatives. The pre-tax earnings and cash flow impact resulting from a 100 basis point increase in interest rates on our variable rate debt, holding other variables constant, would be $3.5 million per year.

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

The dollar/euro exchange rates used in our financial statements for the periods ended as set forth below were as follows:

	June 30, 2012	July 2, 2011
Period end rate	1.2578	1.4504
Period average rate for the three months ended	1.2852	1.4397
Period average rate for the six months ended	1.2976	1.4028

Our strategy for management of currency risk relies primarily on conducting our operations in a country’s respective currency and may, from time to time, involve foreign currency derivatives. As of June 30, 2012, we did not have any foreign currency derivatives outstanding.

Item 4.  Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) was performed under the supervision, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended June 30, 2012, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

On September 9, 2008, the Federal Trade Commission (the “FTC”) issued an administrative complaint against us alleging that our February 29, 2008 acquisition of Microporous Holding Corporation, the parent company of Microporous Products L.P. (“Microporous”), and our related actions have substantially lessened competition in North American markets for lead-acid battery separators. After challenging the compliant before an Administrative Law Judge of the FTC and subsequently before the Commissioners of the FTC, we were ordered to divest substantially all of the Microporous assets acquired in February 2008.

On January 28, 2011, we filed a petition with the U.S. Court of Appeals for the 11th Circuit to review the FTC’s November 5, 2010 order and opinion. On July 11, 2012, the 11th Circuit affirmed the FTC’s decision. We believe that this decision is inconsistent with the law and the facts presented at the hearing and that the Microporous acquisition is and will continue to be beneficial to our customers and the industry.  Therefore, we plan to seek further review of this decision, including in the U.S. Supreme Court, if necessary.

We believe that a final judicial resolution to the challenge by the FTC to the Microporous acquisition could take several months to a year or more. Although it is difficult to predict the outcome, timing or impact of this matter at this time, we believe that the final resolution will not have a material adverse impact on our business, financial condition or results of operations.

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

For the fiscal year ended December 31, 2011, the Microporous business represented approximately 10% of consolidated revenue and operating income, including the facility that we completed and shifted production to in Feistritz, Austria post-acquisition.  At December 31, 2011, Microporous assets were less than 5% of consolidated assets.  Based on the growth in revenues and profits that we have experienced in the last two years in our core energy storage and separations media businesses, as well as the impact of capacity expansions, we expect that the percentage of consolidated revenues and total assets represented by Microporous will continue to decline.  The impact of a final resolution to this matter may be affected by a number of uncertainties, including, but not limited to, whether we are required to divest all or a portion of the Microporous assets, the timing of a potential divestiture, the proceeds of such a divestiture and the incremental growth in our core businesses.  If we were required to divest of all or a portion of the Microporous assets, we would intend to sell the assets at fair market value.

See Part II, Item 1. Legal Proceedings, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 for prior disclosure regarding the FTC proceeding.

Item 6.           Exhibits

Exhibit No.	Exhibit Description

10.1

Amended and Restated Credit Agreement, dated as of June 29, 2012, among Polypore International, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A. and Wells Fargo Bank, National Association, as Syndication Agents; BBVA Compass Bank, PNC Bank, National Association, HSBC Bank USA, National Association, and Fifth Third Bank, as Co-Documentation Agents; and J.P. Morgan Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Bookrunners

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

Date: August 2, 2012		POLYPORE INTERNATIONAL, INC.
(Registrant)

	By:	/s/ Robert B. Toth
Robert B. Toth
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Lynn Amos
Lynn Amos
Chief Financial Officer
(principal financial officer and principal accounting officer)