Form 10-Q
period 2012-09-29
Polypore International, Inc.
filed 2012-11-01
CIK 1292556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 2012

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

There were 46,579,444 shares of the registrant’s common stock outstanding as of October 24, 2012.

Polypore International, Inc.

Index to Quarterly Report on Form 10-Q

For the Three Months Ended September 29, 2012

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Polypore International, Inc.

Condensed consolidated balance sheets

	September 29, 2012
(in thousands, except share data)	(unaudited)	December 31, 2011*
Assets
Current assets:
Cash and cash equivalents	$52,589	$92,574
Accounts receivable, net	128,128	134,016
Inventories	118,354	90,444
Deferred income taxes	3,168	3,171
Prepaid and other	22,888	21,560
Total current assets	325,127	341,765
Property, plant and equipment, net	630,155	527,778
Goodwill	469,319	469,319
Intangibles and loan acquisition costs, net	125,064	133,586
Other	8,395	9,431
Total assets	$1,558,060	$1,481,879

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$33,437	$34,332
Accrued liabilities	53,484	61,907
Income taxes payable	—	5,881
Current portion of debt	65,000	3,682
Total current liabilities	151,921	105,802
Debt, less current portion	646,250	705,836
Pension obligations, less current portion	80,587	78,086
Deferred income taxes	86,947	76,601
Other	24,452	16,161
Commitments and contingencies

Shareholders’ equity:
Preferred stock — 15,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value — 200,000,000 shares authorized, 46,579,444 and 46,499,180 issued and outstanding at September 29, 2012 and December 31, 2011	466	465
Paid-in capital	540,223	527,243
Retained earnings (accumulated deficit)	38,303	(15,183)
Accumulated other comprehensive loss	(14,803)	(17,127)
Total Polypore shareholders’ equity	564,189	495,398
Noncontrolling interest	3,714	3,995
Total shareholders’ equity	567,903	499,393
Total liabilities and shareholders’ equity	$1,558,060	$1,481,879

* Derived from audited consolidated financial statements

See notes to condensed consolidated financial statements

Polypore International, Inc.

Condensed consolidated statements of income (unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net sales	$177,618	$190,062	$537,137	$572,112
Cost of goods sold	118,376	113,158	336,631	328,228
Gross profit	59,242	76,904	200,506	243,884
Selling, general and administrative expenses	29,569	33,086	95,485	98,129
Operating income	29,673	43,818	105,021	145,755
Other (income) expense:
Interest expense, net	9,478	8,504	26,438	25,866
Foreign currency and other	655	(357)	(759)	347
Write-off of loan acquisition costs associated with refinancing of senior credit agreement	—	—	2,478	—
	10,133	8,147	28,157	26,213
Income before income taxes	19,540	35,671	76,864	119,542
Income taxes	5,308	12,066	23,378	40,749
Net income	$14,232	$23,605	$53,486	$78,793

Net income per share:
Basic	$0.31	$0.51	$1.15	$1.71
Diluted	$0.30	$0.50	$1.13	$1.67

Weighted average shares outstanding:
Basic	46,550,852	46,434,965	46,527,292	46,079,584
Diluted	47,211,245	47,215,037	47,211,168	47,050,245

See notes to condensed consolidated financial statements

Polypore International, Inc.

Condensed consolidated statements of comprehensive income

(unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net income	$14,232	$23,605	$53,486	$78,793
Other comprehensive income (loss):
Foreign currency translation adjustment	8,970	(18,746)	2,119	(3,561)
Change in net actuarial loss and prior service credit	(272)	443	33	(73)
Income tax benefit (expense) related to other comprehensive income	(438)	2,299	172	(22)
Other comprehensive income (loss)	8,260	(16,004)	2,324	(3,656)
Comprehensive income	$22,492	$7,601	$55,810	$75,137

See notes to condensed consolidated financial statements

Polypore International, Inc.

Condensed consolidated statements of cash flows

(unaudited)

	Nine Months Ended
(in thousands)	September 29, 2012	October 1, 2011
Operating activities:
Net income	$53,486	$78,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	30,972	25,244
Amortization expense	10,386	12,419
Amortization of loan acquisition costs	1,852	1,837
Stock-based compensation	12,346	4,552
Loss on disposal of property, plant and equipment	937	175
Foreign currency (gain) loss	389	(116)
Deferred income taxes	9,984	22,762
Write-off of loan acquisition costs associated with refinancing of senior credit agreement	2,478	—
Changes in operating assets and liabilities:
Accounts receivable	5,419	(6,577)
Inventories	(27,620)	(11,783)
Prepaid and other current assets	2,535	(2,318)
Accounts payable and accrued liabilities	(9,635)	(1,105)
Income taxes payable	(7,702)	45
Other, net	770	(1,752)
Net cash provided by operating activities	86,597	122,176
Investing activities:
Purchases of property, plant and equipment, net	(123,682)	(111,319)
Net cash used in investing activities	(123,682)	(111,319)
Financing activities:
Proceeds from new senior credit agreement	350,000	—
Principal payments in connection with refinancing of senior credit agreement	(342,291)	—
Principal payments on debt	(4,674)	(3,598)
Loan acquisition costs	(6,223)	(627)
Proceeds from stock option exercises	635	6,639
Noncontrolling interest	(300)	540
Net cash provided by (used in) financing activities	(2,853)	2,954
Effect of exchange rate changes on cash and cash equivalents	(47)	426
Net increase (decrease) in cash and cash equivalents	(39,985)	14,237
Cash and cash equivalents at beginning of period	92,574	89,955
Cash and cash equivalents at end of period	$52,589	$104,192

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries after elimination of intercompany accounts and transactions.  The unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, the unaudited condensed consolidated financial statements and notes do not contain certain information included in the Company’s annual financial statements. In the opinion of management, all normal and recurring adjustments that are necessary for a fair presentation have been made. Certain amounts previously presented in the condensed consolidated financial statements for prior periods have been reclassified to conform to current classifications. Operating results for the three months ended September 29, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2012. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

In July 2012, the FASB issued guidance on the testing of indefinite-lived intangible assets for impairment. The guidance will allow companies the option to perform a qualitative assessment to determine if it is more likely than not that an indefinite-lived intangible asset might be impaired and whether it is necessary to perform the quantitative impairment test required under current accounting standards. The guidance is effective for impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance is not expected to have an impact on the Company’s financial condition or results of operations.

3.             Inventories

Inventories are carried at the lower of cost or market using the first-in, first-out method of accounting and consist of:

(in thousands)	September 29, 2012	December 31, 2011
Raw materials	$44,674	$35,423
Work-in-process	31,609	18,351
Finished goods	42,071	36,670
	$118,354	$90,444

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

4.             Debt

Debt, in order of priority, consists of:

(in thousands)	September 29, 2012	December 31, 2011
Senior credit agreement:
Revolving credit facility	$50,000	$—
Term loan facility	296,250	344,518
	346,250	344,518
7.5% senior notes	365,000	365,000
	711,250	709,518
Less current portion, including borrowings under the revolving credit facility	65,000	3,682
Long-term debt	$646,250	$705,836

On June 29, 2012, the Company refinanced its previous senior secured credit agreement with a new senior secured credit agreement.  The proceeds from the new credit agreement were used to pay outstanding principal and interest under the previous credit agreement and loan acquisition costs of $6,223,000, which were capitalized and will be amortized over the life of the new credit agreement. In connection with the refinancing, the Company wrote-off unamortized loan acquisition costs of $2,478,000 associated with the previous credit agreement.

The new credit agreement provides for a $300,000,000 term loan facility and a $150,000,000 revolving credit facility.  Interest rates under the credit agreement are, at the Company’s option, equal to either an alternate base rate or the Eurocurrency base rate, plus a specified margin.

The Company’s domestic subsidiaries guarantee indebtedness under the credit agreement. Substantially all assets of the Company and its domestic subsidiaries and a first priority pledge of 66% of the voting capital stock of its foreign subsidiaries secure indebtedness under the credit agreement.  The Company’s ability to pay dividends on its common stock is limited under the terms of the credit agreement.  The Company is also subject to certain financial covenants, including a maximum senior leverage ratio and a minimum interest coverage ratio.  The Company was in compliance with all covenants as of September 29, 2012.

The revolving credit facility matures in June 2017.  At September 29, 2012, the Company had $50,000,000 outstanding under the revolving credit facility and $100,000,000 available for borrowing.  The Company intends to pay back outstanding borrowings under the revolving credit facility within the next twelve months and accordingly, has included these borrowings in “Current portion of debt” in the accompanying condensed consolidated balance sheets.

The term loan matures in June 2017.  Minimum scheduled principal repayments of the term loan are as follows:

(in thousands)
2012	$3,750
2013	15,000
2014	18,750
2015	26,250
2016	37,500
2017	195,000
$296,250

5.             Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates their fair value due to the short-term maturities of these assets and liabilities. The carrying amount of borrowings under the senior secured credit agreement approximates fair value because the interest rates adjust to

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

market interest rates. The fair value of the 7.5% senior notes, based on a quoted market price and classified as level one in the fair value hierarchy, was $393,288,000 at September 29, 2012.

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

7.             Pension Plans

The Company and its subsidiaries sponsor multiple defined benefit pension plans based in subsidiaries located outside of the United States. The following table provides the components of net periodic benefit cost:

	Three Months Ended		Nine Months Ended
(in thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Service cost	$405	$395	$1,241	$1,174
Interest cost	1,153	1,276	3,544	3,803
Expected return on plan assets	(205)	(231)	(631)	(689)
Amortization of prior service cost	(12)	(14)	(38)	(41)
Recognized net actuarial loss	114	19	350	58
Net periodic benefit cost	$1,455	$1,445	$4,466	$4,305

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

In connection with the acquisition of Membrana GmbH (“Membrana”) in 2002, the Company recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for the Company to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. The environmental reserve for the Membrana facility, which is denominated in euros, was $8,850,000 and $11,957,000 at September 29, 2012 and December 31, 2011, respectively. The Company anticipates the expenditures associated with the reserve will be made in the next twelve months. At September 29, 2012, the reserve was included in “Accrued liabilities” in the accompanying condensed consolidated balance sheets.

The Company has indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel N.V. (“Akzo”), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. The

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Company receives indemnification payments under the indemnification agreements after expenditures are made against approved claims. At September 29, 2012 and December 31, 2011, the amounts receivable under the indemnification agreements were $7,774,000 and $12,099,000, respectively. At September 29, 2012, the receivable under the indemnification agreements was included in “Prepaid and other” in the accompanying condensed consolidated balance sheets.

9.             Government Grants

In 2010, the Company was awarded a $49,264,000 grant from the U.S. Department of Energy (“DOE”) to help fund an expansion of its U.S. lithium battery separator production capacity. As of September 29, 2012, the Company has recognized and received the entire amount of the DOE grant. The Company has also been awarded state and local grants in connection with certain of its U.S. expansions.

The Company recognized grant awards for capital expenditures of $2,236,000 and $18,693,000 for the nine months ended September 29, 2012 and October 1, 2011, respectively. The Company recognized grant awards for expenses of $1,497,000 and $2,819,000 for the nine months ended September 29, 2012 and October 1, 2011, respectively.

10.          Related Party Transactions

The Company’s German subsidiary has a 33% equity investment in a patent and trademark service provider and a 25% equity investment in a research company. The investments are accounted for under the equity method of accounting and were $634,000 and $588,000 at September 29, 2012 and December 31, 2011, respectively. Charges from the affiliates for work performed were $245,000 and $930,000 for the three and nine months ended September 29, 2012, respectively. Charges from the affiliates for work performed were $284,000 and $797,000 for the three and nine months ended October 1, 2011, respectively. Amounts due to the affiliates were $92,000 and $107,000 at September 29, 2012 and December 31, 2011, respectively.

11.          Noncontrolling Interest

In 2010, the Company entered into a joint venture agreement with a customer, Camel Group Co., Ltd (“Camel”), a leading battery manufacturer in China, to produce lead-acid battery separators primarily for Camel’s use. The joint venture, Daramic Xiangyang Battery Separator Co., Ltd. (“Daramic Xiangyang”), is located at Camel’s facility and started production during the third quarter of 2012. In accordance with the joint venture agreement, the Company made cash contributions of $7,370,000 for a 65% ownership interest in the joint venture, and Camel contributed cash of $2,554,000 and land for a 35% ownership interest. In exchange for notes payable, Daramic Xiangyang purchased a building from Camel and production equipment from the Company, which was previously located at the Company’s former facility in Potenza, Italy. The notes payable and related interest will be paid by Daramic Xiangyang using available free cash flow, as defined in the joint venture agreement.  The building note payable to Camel has a principal balance of $5,910,000 and is included in “Other” non-current liabilities in the accompanying condensed consolidated balance sheet, and the equipment note payable to the Company eliminates in consolidation.

12.          Federal Trade Commission Litigation

On September 9, 2008, the Federal Trade Commission (the “FTC”) issued an administrative complaint against the Company alleging that the February 29, 2008 acquisition of Microporous Holding Corporation, the parent company of Microporous Products L.P. (“Microporous”), and the Company’s related actions have substantially lessened competition in North American markets for lead-acid battery separators. After challenging the complaint before an Administrative Law Judge of the FTC and subsequently before the Commissioners of the FTC, the Company was ordered to divest substantially all of the Microporous assets that were acquired in February 2008.

On January 28, 2011, the Company filed a petition with the U.S. Court of Appeals for the 11th Circuit to review the FTC’s November 5, 2010 order and opinion. On July 11, 2012, the 11th Circuit affirmed the FTC’s decision. The Company believes that this decision is inconsistent with the law and the facts presented at the hearing and that the Microporous acquisition is and will continue to be beneficial to its customers and the industry. Therefore, the Company plans to seek further review by the U.S. Supreme Court.

The Company believes that a final judicial resolution to the challenge by the FTC to the Microporous acquisition could take several months to a year. Although it is difficult to predict the outcome, timing or impact of this matter at this time, the

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Company believes that the final resolution will not have a material adverse impact on its business, financial condition or results of operations.

The Company’s core energy storage business produces polymer-based membrane battery separators used in transportation, industrial and consumer electronics applications.  The acquisition of the Microporous business extended the Company’s product portfolio into the niche, mature deep cycle market for rubber-based battery separators, with considerable overlap to customers it currently serves with other products.  The Company does not believe that a required divestiture of all or a portion of the Microporous assets would significantly impact its core energy storage business or the long-term growth drivers impacting this business, including growth in Asia, strong demand for consumer electronics and growing demand for electric drive vehicles.

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

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Financial information relating to the reportable operating segments is presented below:

	Three Months Ended		Nine Months Ended
(in thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net sales to external customers (by major product group):
Electronics and EDVs	$43,477	$56,070	$133,261	$149,035
Transportation and industrial	92,912	89,887	271,182	281,309
Energy storage	136,389	145,957	404,443	430,344
Healthcare	26,025	27,986	82,094	88,442
Filtration and specialty	15,204	16,119	50,600	53,326
Separations media	41,229	44,105	132,694	141,768
Total net sales to external customers	$177,618	$190,062	$537,137	$572,112

Operating income:
Electronics and EDVs	$10,540	$26,521	$41,843	$68,683
Transportation and industrial	19,075	20,954	60,793	73,580
Energy storage	29,615	47,475	102,636	142,263
Separations media	9,712	9,227	36,533	41,142
Corporate and other	(5,645)	(10,249)	(20,353)	(32,447)
Segment operating income	33,682	46,453	118,816	150,958
Stock-based compensation	3,914	2,459	12,346	4,552
Non-recurring and other costs	95	176	1,449	651
Total operating income	29,673	43,818	105,021	145,755
Reconciling items:
Interest expense, net	9,478	8,504	26,438	25,866
Foreign currency and other	655	(357)	(759)	347
Write-off of loan acquisition costs associated with refinancing of senior credit agreement	—	—	2,478	—
Income before income taxes	$19,540	$35,671	$76,864	$119,542

Depreciation and amortization:
Electronics and EDVs	$4,404	$2,410	$11,715	$6,248
Transportation and industrial	3,202	2,961	9,111	8,861
Energy storage	7,606	5,371	20,826	15,109
Separations media	3,291	3,562	10,003	9,937
Corporate and other	2,999	4,208	10,529	12,617
Total depreciation and amortization	$13,896	$13,141	$41,358	$37,663

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

The following sets forth condensed consolidating financial statements of the Guarantors and non-Guarantor subsidiaries.

Condensed consolidating balance sheet
September 29, 2012

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$42,662	$9,927	$—	$52,589
Accounts receivable, net	42,221	85,907	—	—	128,128
Inventories	43,421	74,933	—	—	118,354
Prepaid and other	5,742	19,658	656	—	26,056
Total current assets	91,384	223,160	10,583	—	325,127
Due from affiliates	521,076	332,759	469,469	(1,323,304)	—
Investment in subsidiaries	190,888	322,309	619,995	(1,133,192)	—
Property, plant and equipment, net	329,754	300,401	—	—	630,155
Goodwill	—	—	469,319	—	469,319
Intangibles and loan acquisition costs, net	—	—	125,064	—	125,064
Other	157	8,238	—	—	8,395
Total assets	$1,133,259	$1,186,867	$1,694,430	$(2,456,496)	$1,558,060

Liabilities and shareholders’ equity
Accounts payable and accrued liabilities	$30,595	$46,072	$10,254	$—	$86,921
Current portion of debt	—	—	65,000	—	65,000
Total current liabilities	30,595	46,072	75,254	—	151,921
Due to affiliates	601,127	317,301	404,876	(1,323,304)	—
Debt, less current portion	—	—	646,250	—	646,250
Pension obligations, less current portion	—	80,587	—	—	80,587
Deferred income taxes and other	58,624	52,628	147	—	111,399
Shareholders’ equity	442,913	690,279	567,903	(1,133,192)	567,903
Total liabilities and shareholders’ equity	$1,133,259	$1,186,867	$1,694,430	$(2,456,496)	$1,558,060

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

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Condensed consolidating statement of income
For the three months ended September 29, 2012

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net sales	$54,322	$123,296	$—	$—	$177,618
Cost of goods sold	24,626	93,750	—	—	118,376
Gross profit	29,696	29,546	—	—	59,242
Selling, general and administrative expenses	14,914	10,708	3,947	—	29,569
Operating income (loss)	14,782	18,838	(3,947)	—	29,673
Interest expense and other	(2,219)	2,894	9,458	—	10,133
Equity in earnings of subsidiaries	—	—	(21,086)	21,086	—
Income before income taxes	17,001	15,944	7,681	(21,086)	19,540
Income taxes	8,052	3,807	(6,551)	—	5,308
Net income	$8,949	$12,137	$14,232	$(21,086)	$14,232

Condensed consolidating statement of income
For the three months ended October 1, 2011

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net sales	$71,842	$118,220	$—	$—	$190,062
Cost of goods sold	23,200	89,958	—	—	113,158
Gross profit	48,642	28,262	—	—	76,904
Selling, general and administrative expenses	18,315	12,629	2,142	—	33,086
Operating income (loss)	30,327	15,633	(2,142)	—	43,818
Interest expense and other	(3,007)	1,949	9,205	—	8,147
Equity in earnings of subsidiaries	—	—	(26,439)	26,439	—
Income before income taxes	33,334	13,684	15,092	(26,439)	35,671
Income taxes	15,809	4,770	(8,513)	—	12,066
Net income	$17,525	$8,914	$23,605	$(26,439)	$23,605

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Condensed consolidating statement of income
For the nine months ended September 29, 2012

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net sales	$163,766	$373,371	$—	$—	$537,137
Cost of goods sold	62,757	273,874	—	—	336,631
Gross profit	101,009	99,497	—	—	200,506
Selling, general and administrative expenses	48,906	34,133	12,446	—	95,485
Operating income (loss)	52,103	65,364	(12,446)	—	105,021
Interest expense and other	(8,517)	6,595	27,601	—	25,679
Write-off of loan acquisition costs associated with refinancing of senior credit agreement	—	—	2,478	—	2,478
Equity in earnings of subsidiaries	—	—	(79,598)	79,598	—
Income before income taxes	60,620	58,769	37,073	(79,598)	76,864
Income taxes	26,537	13,254	(16,413)	—	23,378
Net income	$34,083	$45,515	$53,486	$(79,598)	$53,486

Condensed consolidating statement of income
For the nine months ended October 1, 2011

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net sales	$206,760	$365,352	$—	$—	$572,112
Cost of goods sold	64,821	263,407	—	—	328,228
Gross profit	141,939	101,945	—	—	243,884
Selling, general and administrative expenses	54,447	39,313	4,369	—	98,129
Operating income (loss)	87,492	62,632	(4,369)	—	145,755
Interest expense and other	(5,921)	5,524	26,610	—	26,213
Equity in earnings of subsidiaries	—	—	(92,852)	92,852	—
Income before income taxes	93,413	57,108	61,873	(92,852)	119,542
Income taxes	40,106	17,563	(16,920)	—	40,749
Net income	$53,307	$39,545	$78,793	$(92,852)	$78,793

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Condensed consolidating statement of comprehensive income
For the three months ended September 29, 2012

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net income	$8,949	$12,137	$14,232	$(21,086)	$14,232
Foreign currency translation adjustment, net of income tax expense of $438	—	9,365	(644)	(189)	8,532
Change in net actuarial loss and prior service credit	—	(272)	—	—	(272)
Equity in earnings of subsidiaries	—	—	8,904	(8,904)	—
Comprehensive income	$8,949	$21,230	$22,492	$(30,179)	$22,492

Condensed consolidating statement of comprehensive income
For the three months ended October 1, 2011

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net income	$17,525	$8,914	$23,605	$(26,439)	$23,605
Foreign currency translation adjustment, net of income tax benefit of $2,299	—	(19,197)	1,387	1,363	(16,447)
Change in net actuarial loss and prior service credit	—	443	—	—	443
Equity in earnings of subsidiaries	—	—	(17,391)	17,391	—
Comprehensive income (loss)	$17,525	$(9,840)	$7,601	$(7,685)	$7,601

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Condensed consolidating statement of comprehensive income
For the nine months ended September 29, 2012

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net income	$34,083	$45,515	$53,486	$(79,598)	$53,486
Foreign currency translation adjustment, net of income tax benefit of $172	—	3,072	138	(919)	2,291
Change in net actuarial loss and prior service credit	—	33	—	—	33
Equity in earnings of subsidiaries	—	—	2,186	(2,186)	—
Comprehensive income	$34,083	$48,620	$55,810	$(82,703)	$55,810

Condensed consolidating statement of comprehensive income
For the nine months ended October 1, 2011

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net income	$53,307	$39,545	$78,793	$(92,852)	$78,793
Foreign currency translation adjustment, net of income tax expense of $22	—	(2,687)	(747)	(149)	(3,583)
Change in net actuarial loss and prior service credit	—	(73)	—	—	(73)
Equity in earnings of subsidiaries	—	—	(2,909)	2,909	—
Comprehensive income	$53,307	$36,785	$75,137	$(90,092)	$75,137

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Condensed consolidating statement of cash flows
For the nine months ended September 29, 2012

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$72,194	$35,600	$(20,398)	$(799)	$86,597
Investing activities:
Purchases of property, plant and equipment, net	(107,691)	(15,991)	—	—	(123,682)
Net cash used in investing activities	(107,691)	(15,991)	—	—	(123,682)
Financing activities:
Proceeds from new senior credit agreement	—	—	350,000	—	350,000
Principal payments in connection with refinancing of senior credit agreement	—	(41,865)	(300,426)	—	(342,291)
Principal payments on debt	—	(117)	(4,557)	—	(4,674)
Proceeds from stock option exercises	—	—	635	—	635
Intercompany transactions, net	35,497	(413)	(35,883)	799	—
Other	—	—	(6,523)	—	(6,523)
Net cash provided by (used in) financing activities	35,497	(42,395)	3,246	799	(2,853)
Effect of exchange rate changes on cash and cash equivalents	—	(47)	—	—	(47)
Net decrease in cash and cash equivalents	—	(22,833)	(17,152)	—	(39,985)
Cash and cash equivalents at beginning of period	—	65,495	27,079	—	92,574
Cash and cash equivalents at end of period	$—	$42,662	$9,927	$—	$52,589

Condensed consolidating statement of cash flows
For the nine months ended October 1, 2011

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$97,315	$46,692	$(23,627)	$1,796	$122,176
Investing activities:
Purchases of property, plant and equipment, net	(74,901)	(36,418)	—	—	(111,319)
Net cash used in investing activities	(74,901)	(36,418)	—	—	(111,319)
Financing activities:
Principal payments on debt	—	(369)	(3,229)	—	(3,598)
Proceeds from stock option exercises	—	—	6,639	—	6,639
Intercompany transactions, net	(22,414)	3,996	20,214	(1,796)	—
Other	—	—	(87)	—	(87)
Net cash provided by (used in) financing activities	(22,414)	3,627	23,537	(1,796)	2,954
Effect of exchange rate changes on cash and cash equivalents	—	426	—	—	426
Net increase (decrease) in cash and cash equivalents	—	14,327	(90)	—	14,237
Cash and cash equivalents at beginning of period	—	58,172	31,783	—	89,955
Cash and cash equivalents at end of period	$—	$72,499	$31,693	$—	$104,192

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

Electronics and EDVs.  Lithium batteries are the power source in a wide variety of applications, including consumer electronics applications such as notebook computers, tablets, mobile phones and cordless power tools; EDVs; and emerging applications such as energy storage systems (“ESS”).  Demand for lithium batteries is driven by the need for increased mobility in consumer electronics and the need to provide fuel efficiency to meet mileage standards, reduce CO2 emissions in Europe and address many other increasing transportation needs in developing economies in EDVs. Since late 2009, we have announced $334.0 million of capacity expansions and as of September 29, 2012, have completed substantially all of the expenditures associated with these expansions.  We completed the Charlotte, North Carolina and Ochang, Korea expansions and the first phase of the new Concord, North Carolina facility. The Charlotte expansion and the first phase of the new Concord facility were partially funded by a grant from the U.S. Department of Energy (“DOE”) of $49.3 million.  In mid-2012, we completed the second phase of expansion at the Concord facility and initial capacity has been qualified for commercial sales.  For the final phase of the expansion at Concord, equipment installation is substantially complete.  During 2012, demand for lithium separators has been impacted by lower than expected production of EDVs and economic weakness in consumer electronics. Although we believe the long-term growth drivers are positive, our sales have and may continue to be impacted by these factors in the near term.  Accordingly, production from the second and final phases of the Concord expansions will ramp up as needed based on the timing of customer qualification and demand.

Transportation and industrial.  In the lead-acid battery market, the high proportion of aftermarket replacement sales and the steady growth of the worldwide fleet of motor vehicles provide us with a growing recurring revenue base in lead-acid battery separators. Worldwide demand for lead-acid battery separators is expected to continue to grow at slightly more than annual economic growth. The Asia-Pacific region is the fastest growing market for lead-acid battery separators. Growth in this region is driven by the increasing penetration of automobile ownership, growth in industrial and manufacturing sectors, export incentives and ongoing conversion to the polyethylene-based membrane separators we produce. We are meeting growing demand in this region by investing in Asia and exporting from our U.S. and European facilities. Our investments in Asia have included completing three capacity expansions at our Prachinburi, Thailand facility, the most recent of which started production in the second quarter of 2012; acquiring battery separator manufacturing assets and subsequently expanding our operations in Bangalore, India; acquiring a production facility in Tianjin, China; establishing an Asian Technical Center in Thailand; and entering into a joint venture with a customer, Camel Group Co., Ltd. (“Camel”), to produce lead-acid battery separators in Xiangyang, China, primarily for Camel’s use. The joint venture started production during the third quarter of 2012.

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

Results of Operations

The following table sets forth, for the periods indicated, certain operating data in amount and as a percentage of net sales:

			Percentage of Net Sales
	Three Months Ended		Three Months Ended
($’s in millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net sales	$177.6	$190.1	100.0%	100.0%

Gross profit	59.2	76.9	33.3	40.5
Selling, general and administrative expenses	29.5	33.1	16.6	17.5
Operating income	29.7	43.8	16.7	23.0
Interest expense, net	9.5	8.5	5.3	4.4
Other	0.7	(0.4)	0.4	(0.2)
Income before income taxes	19.5	35.7	11.0	18.8
Income taxes	5.3	12.1	3.0	6.4
Net income	$14.2	$23.6	8.0%	12.4%

			Percentage of Net Sales
	Nine Months Ended		Nine Months Ended
($’s in millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net sales	$537.1	$572.1	100.0%	100.0%

Gross profit	200.5	243.9	37.3	42.6
Selling, general and administrative expenses	95.5	98.1	17.8	17.1
Operating income	105.0	145.8	19.5	25.5
Interest expense, net	26.4	25.9	4.9	4.5
Other	1.7	0.4	0.3	0.1
Income before income taxes	76.9	119.5	14.3	20.9
Income taxes	23.4	40.7	4.3	7.1
Net income	$53.5	$78.8	10.0%	13.8%

Comparison of the three months ended September 29, 2012 with the three months ended October 1, 2011

Net sales.  Net sales for the three months ended September 29, 2012 were $177.6 million, a decrease of $12.5 million, or 6.6%, from the same period in the prior year. The decrease was primarily due to lower sales in the electronics and EDVs segment and the negative impact of foreign currency translation of $8.6 million.

Gross profit.  Gross profit was $59.2 million, a decrease of $17.7 million, or 23.0%, from the same period in the prior year.  Gross profit as a percent of net sales was 33.3% for the three months ended September 29, 2012 compared to 40.5% for the three months ended October 1, 2011.  The decrease in consolidated gross profit and gross profit margin was primarily due to lower sales and the costs associated with growth investments, including non-cash depreciation expense. We expect gross profit and gross profit margins to improve as the costs associated with our capacity expansions are offset by higher sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $3.6 million for the three months ended September 29, 2012 compared to the prior year, primarily due to a $3.4 million decrease in performance-based incentive compensation expense and $1.2 million lower amortization expense, partially offset by a $1.5 million increase in stock-based compensation expense.

Segment operating income.  Segment operating income, which excludes stock-based compensation and certain non-recurring and other costs, was $33.7 million, a decrease of $12.7 million, or 27.4%, from the same period in the prior year. Segment operating income as a percent of net sales was 19.0% for the three months ended September 29, 2012 compared to 24.4% for the three months ended October 1, 2011.  The decrease in segment operating income and segment operating income margin was the result of lower sales and the costs associated with growth investments, including $2.0 million of additional non-cash depreciation expense, partially offset by a decline in performance-based incentive compensation expense. We expect segment operating income and segment operating income margins to improve as the costs associated with our capacity expansions are offset by higher sales.

Interest expense.  Interest expense for the three months ended September 29, 2012 decreased by $1.0 million from the same period in the prior year, primarily due to lower capitalized interest associated with capacity expansion projects.

Income taxes.  Income tax expense for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis. The effective tax rate was 27.2% for the three months ended September 29, 2012 compared to 33.8% for the same period in the prior year. The mix of earnings between the tax jurisdictions has a significant impact on the effective tax rate. Each tax jurisdiction has its own set of tax laws and tax rates, and income earned by our subsidiaries is taxed independently by these various jurisdictions.  Currently, the applicable statutory income tax rates in the jurisdictions in which we operate range from 0% to 39%.

The components of our effective tax rate are as follows:

	Three Months Ended
	September 29, 2012	October 1, 2011
U.S. federal statutory rate	35.0%	35.0%
State income taxes	0.7	1.1
Mix of income in taxing jurisdictions	(7.7)	(3.6)
Other	(0.8)	1.3
Total effective tax rate	27.2%	33.8%

Comparison of the nine months ended September 29, 2012 with the nine months ended October 1, 2011

Net sales.  Net sales for the nine months ended September 29, 2012 were $537.1 million, a decrease of $35.0 million, or 6.1%, from the same period in the prior year. The decrease was primarily due to lower sales in the electronics and EDVs segment and the negative impact of foreign currency translation of $20.8 million.

Gross profit.  Gross profit was $200.5 million, a decrease of $43.4 million, or 17.8%, from the same period in the prior year.  Gross profit as a percent of net sales was 37.3% for the nine months ended September 29, 2012 compared to 42.6% for the nine months ended October 1, 2011.  The decrease in consolidated gross profit and gross profit margin was primarily due to lower sales and the costs associated with growth investments, including non-cash depreciation expense. We expect gross profit and gross profit margins to improve as the costs associated with our capacity expansions are offset by higher sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $2.6 million for the nine months ended September 29, 2012 compared to the prior year, primarily due to a $9.0 million decrease in performance-based incentive compensation expense and $2.0 million lower amortization expense, partially offset by a $7.8 million increase in stock-based compensation expense.

Segment operating income.  Segment operating income, which excludes stock-based compensation and certain non-recurring and other costs, was $118.8 million, a decrease of $32.2 million, or 21.3%, from the same period in the prior year. Segment operating income as a percent of net sales was 22.1% for the nine months ended September 29, 2012 compared to 26.4% for the nine months ended October 1, 2011.  The decrease in segment operating income and segment operating income margin was the result of lower sales and the costs associated with growth investments, including $5.7 million of additional non-cash depreciation expense, partially offset by a decline in performance-based incentive compensation expense.  We expect segment operating income and segment operating income margins to improve as the costs associated with our capacity expansions are offset by higher sales.

Interest expense.  Interest expense for the nine months ended September 29, 2012 was $26.4 million, which was comparable to the same period in the prior year.

Income taxes.  Income tax expense for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis. The effective tax rate was 30.4% for the nine months ended September 29, 2012 compared to 34.1% for the same period in the prior year. The mix of earnings between the tax jurisdictions has a significant impact on the effective tax rate. Each tax jurisdiction has its own set of tax laws and tax rates, and income earned by our subsidiaries is taxed independently by these various jurisdictions.  Currently, the applicable statutory income tax rates in the jurisdictions in which we operate range from 0% to 39%.

The effect of each of these items on our effective tax rate is quantified in the table below:

	Nine Months Ended
	September 29, 2012	October 1, 2011
U.S. federal statutory rate	35.0%	35.0%
State income taxes	0.7	1.1
Mix of income in taxing jurisdictions	(5.3)	(3.6)
Other	—	1.6
Total effective tax rate	30.4%	34.1%

Financial reporting segments

Electronics and EDVs

Comparison of the three months ended September 29, 2012 with the three months ended October 1, 2011

Net sales.  Net sales for the three months ended September 29, 2012 were $43.5 million, a decrease of $12.6 million, or 22.5%, from the same period in the prior year.  The decrease was primarily due to lower production levels of EDVs and economic weakness in consumer electronics.

Segment operating income.  Segment operating income was $10.5 million, a decrease of $16.0 million, or 60.4%, from the same period in the prior year.  Segment operating income as a percent of net sales was 24.1% for the three months ended September 29, 2012, compared to 47.2% for the three months ended October 1, 2011.  The decrease in segment operating income and segment operating income margin was due to lower sales, the costs associated with new capacity, including an additional $2.0 million of non-cash depreciation expense, and customer and product mix.  We expect segment operating income and segment operating income margins to improve as the costs associated with our capacity expansions are offset by higher sales.

Comparison of the nine months ended September 29, 2012 with the nine months ended October 1, 2011

Net sales.  Net sales for the nine months ended September 29, 2012 were $133.2 million, a decrease of $15.8 million, or 10.6%, from the same period in the prior year.  The decrease was due to economic weakness in consumer electronics, offset to some extent by higher year-to-date sales for EDV applications.

Segment operating income.  Segment operating income was $41.8 million, a decrease of $26.9 million, or 39.2%, from the same period in the prior year.  Segment operating income as a percent of net sales was 31.4% for the nine months ended

September 29, 2012, compared to 46.1% for the nine months ended October 1, 2011. The decrease in segment operating income and segment operating income margin was due to lower sales and the costs associated with new capacity, including an additional $5.5 million of non-cash depreciation expense.  We expect segment operating income and segment operating income margins to improve as the costs associated with our capacity expansions are offset by higher sales.

Transportation and Industrial

Comparison of the three months ended September 29, 2012 with the three months ended October 1, 2011

Net sales.  Net sales for the three months ended September 29, 2012 were $92.9 million, an increase of $3.0 million, or 3.3%, from the same period in the prior year, including the $4.7 million negative effect of foreign currency translation.  The increase was primarily due to growth in Asia, offset to some extent by economic weakness in Europe.

Segment operating income.  Segment operating income was $19.1 million, a decrease of $1.9 million, or 9.0%, from the same period in the prior year.  Segment operating income as a percent of net sales was 20.6% for the three months ended September 29, 2012, compared to 23.4% for the three months ended October 1, 2011.  The decrease in segment operating income and segment operating income margin was due to the costs of exporting goods from our U.S. and European manufacturing facilities to meet growing demand in Asia and the costs associated with growth investments in Asia.

Comparison of the nine months ended September 29, 2012 with the nine months ended October 1, 2011

Net sales.  Net sales for the nine months ended September 29, 2012 were $271.2 million, a decrease of $10.1 million, or 3.6%, from the same period in the prior year, primarily due to the $11.0 million negative effect of foreign currency translation.  Sales volume growth in Asia was offset by mild winter weather in North America and Europe, which temporarily impacted replacement battery sales in the first quarter of 2012, and economic weakness in Europe.

Segment operating income.  Segment operating income was $60.8 million, a decrease of $12.8 million, or 17.4%, from the same period in the prior year.  Segment operating income as a percent of net sales was 22.4% for the nine months ended September 29, 2012, compared to 26.2% for the nine months ended October 1, 2011.  The decrease in segment operating income and segment operating income margin was due to the costs of exporting goods from our U.S. and European manufacturing facilities to meet growing demand in Asia and the costs associated with growth investments in Asia.

Separations Media

Comparison of the three months ended September 29, 2012 with the three months ended October 1, 2011

Net sales.  Net sales for the three months ended September 29, 2012 were $41.2 million, a decrease of $2.9 million, or 6.6%, from the same period in the prior year, primarily due to the negative effect of foreign currency translation of $3.9 million. Healthcare sales include the impact of production shutdowns at three customers due to the May earthquakes in Italy. The customers affected by the earthquakes in Italy resumed production by the end of the third quarter.

Segment operating income.  Segment operating income was $9.7 million, an increase of $0.5 million, or 5.4%, from the same period in the prior year.  Segment operating income as a percent of net sales was 23.5% for the three months ended September 29, 2012, compared to 20.9% for the three months ended October 1, 2011. The increase in segment operating income and segment operating income margin was primarily due to the production timing and product mix.

Comparison of the nine months ended September 29, 2012 with the nine months ended October 1, 2011

Net sales.  Net sales for the nine months ended September 29, 2012 were $132.7 million, a decrease of $9.1 million, or 6.4%, from the same period in the prior year, primarily due to the negative effect of foreign currency translation of $9.8 million. Healthcare sales include the impact of production shutdowns at three customers due to the May earthquakes in Italy. The customers affected by the earthquakes in Italy resumed production by the end of the third quarter.

Segment operating income.  Segment operating income was $36.5 million, a decrease of $4.6 million, or 11.2%, from the same period in the prior year.  Segment operating income as a percent of net sales was 27.5% for the nine months ended September 29, 2012, compared to 29.0% for the nine months ended October 1, 2011. The decrease in segment operating income and segment operating income margin was due to production timing and product mix.

Corporate and other costs

Corporate and other costs include costs associated with the corporate office and other costs that are not allocated to the reporting segments for segment reporting purposes, including amortization of identified intangible assets and performance-based incentive compensation.

Comparison of the three months ended September 29, 2012 with the three months ended October 1, 2011

Corporate and other costs for the three months ended September 29, 2012 were $5.6 million, compared to $10.3 million for the three months ended October 1, 2011. The decrease was primarily due to lower performance-based incentive compensation expense and a decline in amortization expense as certain intangible assets became fully amortized in the second quarter of 2012.

Comparison of the nine months ended September 29, 2012 with the nine months ended October 1, 2011

Corporate and other costs for the nine months ended September 29, 2012 were $20.3 million, compared to $32.4 million for the nine months ended October 1, 2011. The decrease was primarily due to lower performance-based incentive compensation expense and a decline in amortization expense as certain intangible assets became fully amortized.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $40.0 million during the nine months ended September 29, 2012, as cash generated from operations and cash on hand were used to fund growth investments.

Operating activities.  Net cash provided by operating activities was $86.6 million in the nine months ended September 29, 2012, consisting of cash generated from operations of $122.8 million, partially offset by changes in operating assets and liabilities. Accounts receivable and days sales outstanding are consistent with the prior year, and we have not experienced significant changes in accounts receivable aging or customer payment terms and believe that we have adequately provided for potential bad debts. Inventory increased based on production and capacity planning for expected customer order patterns. Inventory is generally not subject to obsolescence and does not have a shelf life, and we do not believe there is a significant risk of inventory impairment.  Accounts payable and accrued liabilities decreased primarily due to lower accrued variable incentive compensation under performance-based compensation plans.

Investing activities.  In the nine months ended September 29, 2012, total capital expenditures were $123.7 million, net of DOE grant awards of $2.2 million. Capital expenditures were primarily related to capacity expansions in our electronics and EDVs segment, which have been substantially completed. We expect total capital expenditures for fiscal 2012 to be approximately $140.0 million. As of September 29, 2012, we had $147.5 million of construction in progress which was primarily related to the capacity expansion projects.

Financing activities.  On June 29, 2012, we refinanced our senior secured credit agreement with a new senior secured credit agreement.  We received total proceeds from the new credit agreement of $350.0 million, which were used to repay outstanding principal and interest under the previous credit agreement and pay loan acquisition costs of $6.2 million. Scheduled principal payments on debt were $4.7 million for the nine months ended September 29, 2012.

We intend to fund our ongoing operations with cash on hand, cash generated by operations and borrowings under the senior secured credit agreement. As of September 29, 2012, approximately 80% of our cash and cash equivalents were held by foreign subsidiaries. There were no significant restrictions on our ability to transfer funds with and among subsidiaries, or any material adverse tax consequences that would impact our ability to transfer funds held by foreign subsidiaries to the U.S.

The new credit agreement provides for a $300.0 million term loan facility ($296.3 million outstanding at September 29, 2012) and a $150.0 million revolving credit facility ($50.0 million outstanding at September 29, 2012). At September 29, 2012, the Company had $100.0 million of borrowings available under the revolving credit facility. The term loan facility and the revolving credit facility mature in June 2017. Because we intend to pay back outstanding borrowings under the revolving credit facility within the next twelve months, we have classified these borrowings as current liabilities.

Interest rates under the senior secured credit agreement are, at our option, equal to either an alternate base rate or Eurocurrency base rate plus a specified margin.  At September 29, 2012, the interest rate on borrowings under the senior secured credit agreement was 2.72%.

Under the credit agreement, we are required to maintain a maximum ratio of indebtedness to Adjusted EBITDA and a minimum ratio of Adjusted EBITDA to cash interest expense.  Adjusted EBITDA, as defined under the senior secured credit agreement, was as follows:

(in millions)	Twelve Months Ended September 29, 2012
Net income	$79.9
Add/Subtract:
Depreciation and amortization expense	55.0
Interest expense, net	35.0
Income taxes	34.5
Stock-based compensation	17.1
Foreign currency gain	(2.5)
Loss on disposal of property, plant and equipment	1.1
Costs related to the FTC litigation	0.2
Write-off of loan acquisition costs associated with refinancing of senior credit agreement	2.5
Adjusted EBITDA	$222.8

As of September 29, 2012, the calculation of the senior leverage ratio, as defined under the senior secured credit agreement, was as follows:

(in millions)
Indebtedness (1)	$296.3
Adjusted EBITDA	$222.8
Actual senior leverage ratio	1.33x
Required maximum senior leverage ratio	2.50x

(1)          Calculated as the sum of outstanding borrowings under the senior secured credit agreement, less cash on hand (not to exceed $50.0 million).

As of September 29, 2012, the calculation of the interest coverage ratio, as defined under the senior secured credit agreement, was as follows:

(in millions)
Adjusted EBITDA	$222.8
Interest expense, net (1)	$35.9
Actual interest coverage ratio	6.20x
Required minimum interest coverage ratio	3.00x

(1)          Calculated as cash interest expense, as defined under the senior secured credit agreement, for the twelve months ended September 29, 2012.

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

Future debt service payments are expected to be paid out of cash flows from operations, borrowings on our revolving credit facility and future refinancing of our debt. Our cash interest requirements for the next twelve months are estimated to be $37.3 million.

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

Foreign Operations

As of September 29, 2012, we manufacture our products at 16 strategically located facilities in North America, Europe and Asia. Net sales from the foreign locations were approximately $353.0 million and $354.5 million for the nine months ended September 29, 2012 and October 1, 2011, respectively. Typically, we sell our products in the currency of the country where the manufacturing facility that produces the product is located. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other actions that would have a direct or indirect adverse impact on our business or market opportunities within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.

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

In connection with the acquisition of Membrana GmbH (“Membrana”) in 2002, we recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for us to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. The environmental reserve for the Membrana facility, which is denominated in euros, was $8.9 million at September 29, 2012.  We anticipate the expenditures associated with the reserve will be made in the next twelve months.

We have indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel N.V. (“Akzo”), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. We will receive indemnification payments under the indemnification agreements after expenditures are made against approved claims. At September 29, 2012, amounts receivable under the indemnification agreements were $7.8 million.

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

Interest rate risk

At September 29, 2012, we had fixed rate debt of $365.0 million and variable rate debt of $346.3 million. To reduce the interest rate risk inherent in our variable rate debt, we may utilize interest rate derivatives. As of September 29, 2012, there were no outstanding interest rate derivatives. The pre-tax earnings and cash flow impact resulting from a 100 basis point increase in interest rates on our variable rate debt, holding other variables constant, would be $3.5 million per year.

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

The dollar/euro exchange rates used in our financial statements for the periods ended as set forth below were as follows:

	September 29, 2012	October 1, 2011
Period end rate	1.2908	1.3508
Period average rate for the three months ended	1.2521	1.4167
Period average rate for the nine months ended	1.2824	1.4075

Our strategy for management of currency risk relies primarily on conducting our operations in a country’s respective currency and may, from time to time, involve foreign currency derivatives. As of September 29, 2012, we did not have any foreign currency derivatives outstanding.

Item 4.  Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) was performed under the supervision, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 29, 2012 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended September 29, 2012, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

On September 9, 2008, the Federal Trade Commission (the “FTC”) issued an administrative complaint against us alleging that our February 29, 2008 acquisition of Microporous Holding Corporation, the parent company of Microporous Products L.P. (“Microporous”), and our related actions have substantially lessened competition in North American markets for lead-acid battery separators. After challenging the compliant before an Administrative Law Judge of the FTC and subsequently before the Commissioners of the FTC, we were ordered to divest substantially all of the Microporous assets that were acquired in February 2008.

On January 28, 2011, we filed a petition with the U.S. Court of Appeals for the 11th Circuit to review the FTC’s November 5, 2010 order and opinion. On July 11, 2012, the 11th Circuit affirmed the FTC’s decision. We believe that this decision is inconsistent with the law and the facts presented at the hearing and that the Microporous acquisition is and will continue to be beneficial to our customers and the industry.  Therefore, we plan to seek further review of this decision by the U.S. Supreme Court.

We believe that a final judicial resolution to the challenge by the FTC to the Microporous acquisition could take several months to a year. Although it is difficult to predict the outcome, timing or impact of this matter at this time, we believe that the final resolution will not have a material adverse impact on our business, financial condition or results of operations.

Our core energy storage business produces polymer-based membrane battery separators used in transportation, industrial and consumer electronics applications.  The acquisition of the Microporous business extended our product portfolio into the niche, mature deep cycle market for rubber-based battery separators, with considerable overlap to customers we currently serve with other products.  We do not believe that a required divestiture of all or a portion of the Microporous assets would significantly impact our core energy storage business or the long-term growth drivers impacting this business, including growth in Asia, strong demand for consumer electronics and growing demand for electric drive vehicles.

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

Item 5.  Other Information

The following information is included herein in lieu of filing it in Item 5.03 (Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year) of Form 8-K: On October 30, 2012, the Board of Directors of Polypore International amended and restated the Company’s Amended and Restated Bylaws (the “Bylaws”) to adopt a change to Article IV, Section 5 that was effective immediately upon approval.  The Bylaws were revised to change the required Board committee quorum requirement from at least a majority to at least half of committee members (but in no event less than two) in order to be able to increase the size of a committee from three members to four members without increasing the difficulty of achieving a quorum. This description of the change to the Bylaws is qualified in its entirety by reference to the full text of the Bylaws, which is attached to this Form 10-Q as Exhibit 3.1 and incorporated into this Form 10-Q by reference.

Item 6.    Exhibits

Exhibit No.	Exhibit Description

3.1	Second Amended and Restated Bylaws of Polypore International Inc., adopted on October 30, 2012
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2012		POLYPORE INTERNATIONAL, INC.
(Registrant)

	By:	/s/ Robert B. Toth
Robert B. Toth
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Lynn Amos
Lynn Amos
Chief Financial Officer
(principal financial officer and principal accounting officer)