Form 10-K
period 2012-12-29
Polypore International, Inc.
filed 2013-02-26
CIK 1292556

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2012
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

         Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         The aggregate market value of the voting common stock of the registrant held by non-affiliates at June 29, 2012 was $1,486,338,000, as computed by reference to the closing price of such stock on such date. For purposes of this calculation, executive officers, directors and 5% shareholders are deemed to be affiliates of the registrant.

         There were 46,627,064 shares of the registrant's common stock outstanding as of February 20, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for the 2013 Annual Meeting of Stockholders, which will be filed within 120 days of December 29, 2012, are incorporated by reference into Part III.

Polypore International, Inc.
Index to Annual Report on Form 10-K
For the Fiscal Year Ended December 29, 2012

        In this Annual Report on Form 10-K, the words "Polypore International," "Company," "we," "us" and "our" refer to Polypore International, Inc. together with its subsidiaries, unless the context indicates otherwise. References to "fiscal year" mean the 52- or 53-week period ending on the Saturday that is closest to December 31. The fiscal years ended December 29, 2012, or "fiscal 2012," December 31, 2011, or "fiscal 2011," and January 1, 2011, or "fiscal 2010," included 52 weeks.

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

  •
  lithium market demand does not materialize as anticipated;

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

Item 1.    Business

General

Overview

        Polypore International, Inc., a Delaware corporation, is a leading global high-technology filtration company that develops, manufactures and markets specialized microporous membranes used in separation and filtration processes. The microporous membranes we produce are highly-engineered polymeric structures that contain millions of pores per square inch, enabling the management of ions, gases and particles that range in size from the cellular to the nano or molecular level.

        Our products and technologies are used in two primary businesses: energy storage and separations media. The energy storage business produces and markets membranes that provide the critical function of separating the cathode and anode in a variety of battery markets and is comprised of two reportable segments. The electronics and EDVs segment produces and markets membranes for lithium batteries that are used in portable electronic devices, cordless power tools, electric drive vehicles ("EDVs") and emerging applications such as energy storage systems ("ESS"). The transportation and industrial segment produces and markets membranes for lead-acid batteries that are used in automobiles, other motor vehicles, forklifts and uninterruptible power supply systems. The separations media business, which is a reportable segment, produces and markets membranes and membrane modules used in hemodialysis, blood oxygenation, plasmapheresis, other medical applications and various high-performance microfiltration, ultrafiltration and gasification/degasification applications.

        Information concerning segments and geographic information appears under "Note 17—Segment Information" in the notes to consolidated financial statements for the year ended December 29, 2012 included in Item 8 of this Report.

Competitive strengths

Serve end markets that have attractive long-term growth characteristics

        We produce a variety of separation and filtration products for end markets with attractive growth characteristics, which in many cases are supported by a growing, recurring revenue base.

  •
  The lithium battery market for consumer electronics is expected to grow in excess of 7% through 2017. The total lithium battery market is expected to grow at a higher rate, driven by the application of lithium battery technology in new markets such as EDVs and ESS. We believe that growth in lithium battery separator demand will exceed battery growth due to increasing demand for large-format lithium batteries used in EDVs and other new applications.

  •
  In the motor vehicle battery market, the high proportion of aftermarket sales and the steady growth of the worldwide fleet of motor vehicles provide us with a growing, recurring revenue base in lead-acid battery separators. Lead-acid battery separator growth is strongest in the Asia Pacific region due, we believe, to increasing per capita penetration of automobiles, growth in the industrial and manufacturing sectors and a high rate of conversion to polyethylene-based membrane separators.

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

Leading market positions

        We believe that we are well-positioned in each of the markets in which we compete. For example, in terms of market share (based on revenue and volume):

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

        We believe, based on the information above and other company estimates, that we are among the top three in terms of market share (based on revenue and volume) in products comprising a total of approximately 80% of our fiscal 2012 net sales. These products include lead-acid battery separators, lithium battery separators, blood oxygenation membranes and membrane contactors for gasification/degasification of liquids.

Proven innovation through broad product and process technology

        We have established our leading market positions through our ability to utilize core technical expertise and broad product and process capabilities to develop customized solutions that meet demanding requirements in specific applications. Over time, we have demonstrated a commitment to innovation, developing technical expertise and a high level of customer service. As of December 29, 2012, our research and development effort is supported by approximately 100 engineers, scientists, PhDs and other personnel, who work directly with our manufacturing and marketing groups to commercialize innovative products that address market needs. We also maintain technical centers strategically located in Asia, Europe and North America.

        We have leveraged our established filtration and separation technology and membrane expertise to supply a broad portfolio of membranes based on flat sheet, hollow fiber and tubular technology. We are able to draw upon our experiences across multiple end markets and various membrane technologies to create innovative solutions in new niche applications in addition to our existing markets. For example, our Liqui-Cel® Membrane Contactor product line, which combines our gasification/degasification membrane technology with patented module design features, provides superior performance to conventional gasification/degasification methods in multiple sectors such as semiconductor and flat panel display manufacturing, pharmaceutical processing and power and boiler feedwater applications. We believe that our capabilities in product innovation, which combine multiple technologies, a global technical infrastructure and extensive experience in microporous membrane development and manufacturing, are difficult to replicate.

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

As a result, many of our products have been customized to our customers' manufacturing processes and end-use specifications. In addition, we are often selected as a customer's exclusive supplier for our microporous membrane products.

Global presence

        As of December 29, 2012, we manufacture, market and service our products through 16 manufacturing sites and 14 sales and service locations throughout the Americas, Europe and Asia, with sales relatively balanced across these regions. In the energy storage business, we remain focused on growth in the Asia Pacific region and on driving worldwide improvements in production efficiency. To better serve our growing lithium battery customers in Asia, we added lithium battery separator finishing capacity in Shanghai, China, in 2005 and acquired a South Korean lithium battery separator manufacturer in 2008, where we recently completed a capacity expansion in 2011. In our lead-acid battery separator business, our investments in Asia have included completing three capacity expansions at our Prachinburi, Thailand facility, the most recent of which started production in the second quarter of 2012; acquiring battery separator manufacturing assets and subsequently expanding our operations in Bangalore, India; acquiring a production facility in Tianjin, China; establishing an Asian Technical Center in Thailand; and entering into a joint venture with a customer, Camel Group Co., Ltd. ("Camel"), to produce lead-acid battery separators in Xiangyang, China, primarily for Camel's use. The joint venture started production during the third quarter of 2012.

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

Strong and experienced management team

        Our senior management team has significant experience leading high-technology companies, driving growth through development of new applications and technologies and cultivating strong relationships with existing customers. Management has also demonstrated a track record of successfully leading companies larger in size and scope than ours. The team has an average of more than 20 years of management experience.

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

Products and markets

        Our two businesses, energy storage and separations media, are organized into three reportable segments. The following table describes our key products and end markets served:

Segment	Applications	Major brands	End markets
Energy storage— transportation and industrial	Lead-acid batteries	Daramic® Duralife® DARAK® FLEX-SIL® CellForce® ACE-SIL®	Transportation and industrial batteries
Energy storage— electronics and EDVs	Rechargeable and disposable lithium batteries	CELGARD®	Consumer electronics devices (such as mobile phones, audio/video players, notebook computers, tablets and cameras), cordless power tools, large-format applications such as EDVs (bikes, scooters, cars, trucks, buses and industrial utility vehicles) and emerging applications such as energy storage systems
Separations media	Hemodialysis	PUREMA® DIAPES® SYNPHAN®	Hemodialysis dialyzers which replicate function of healthy kidneys to treat ESRD patients
	Blood oxygenation	CELGARD® HEXPET® OXYPHAN® OXYPLUS®	Heart-lung machine oxygenation unit for open-heart surgical procedures and intensive care artificial lung applications
	Plasmapheresis	MicroPES® PLASMAPHAN® SYNCLEAR® FractioPES®	Blood cell and plasma separation equipment
	Industrial and specialty filtration applications	Liqui-Cel®	Liquid gasification/degasification for beverage, pharmaceutical, semiconductor and flat panel display manufacturing, and power and boiler feedwater applications
		MicroPES® DuraPES®	Specialty filtration applications including ultrapure water, cold sterile filtration of beverages, ultrapure chemicals for the electronics industry and pharmaceutical processing
		SuperPhobic®	Solvent/ink deaeration for ink jet printers, paper coating processes and semiconductor manufacturing
		MicroModule® MiniModule®	Liquid degasification in laboratory, biotechnology and analytical testing equipment and ink degasification for ink jet printers
		Accurel®	Specialty filtration applications including ultrapure chemicals for the electronics industry, vent and process air cleaning, industrial wastewater treatment and pharmaceutical processing
		Liqui-Flux®	Drinking water and beverage filtration, process water treatment and prefiltration for reverse osmosis

Energy storage

        In the energy storage business, our membrane separators are a critical performance component in lithium and lead-acid batteries, performing the core function of regulating ion exchange and thus allowing the charge and discharge process to occur between a battery's positive and negative electrodes. These membrane separators require specialized technical engineering and must be manufactured to extremely demanding requirements and specifications including thickness, porosity, mechanical strength and chemical and electrical resistance. For example, membrane pores must be large enough to allow ions to pass through, but small enough to prevent contamination from conductive particles that cause short circuits. The energy storage business is comprised of two reportable segments.

Electronics and EDVs

        We develop, manufacture and market a broad line of patented polypropylene and polyethylene monolayer and multilayer membrane separators for lithium batteries that are used in numerous applications such as consumer electronics devices, EDVs, cordless power tools and ESS. Lithium batteries provide critical performance advantages relative to alternative battery technologies, such as faster charging rates, improved battery life and higher power density, which results in more compact, lightweight batteries. These advantages create the potential for expansion by lithium batteries into additional product designs. According to B3 Corporation, unit sales of lithium batteries for EDV applications are expected to grow at a compound annual growth rate of greater than 40% through 2017. B3 Corporation also forecasts unit sales of lithium batteries used in consumer electronics devices to have a compound annual growth rate in excess of 7% through 2017. Because many new applications are incorporating large-format lithium batteries that require much greater membrane separator volume per battery, we believe that membrane separator growth will exceed battery unit sales growth.

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

Transportation and industrial

        We develop, manufacture and market a complete line of high-performance polymer-based membrane separators for lead-acid batteries. Approximately 75% of our lead-acid battery separators are used in batteries for automobiles and other motor vehicles. The remaining approximately 25% are used in industrial battery applications such as forklifts, submarines and uninterruptible power supply systems. We believe that over 80% of lead-acid battery unit sales for motor vehicles are aftermarket batteries. Aftermarket sales are primarily driven by the size of the worldwide vehicle fleet rather than by new motor vehicle sales. According to WardsAuto.com, the worldwide fleet of motor vehicles has averaged 3% annual growth for over 25 years, providing us with a growing, recurring revenue base. Lead-acid battery separator growth is strongest in the Asia Pacific region due, we believe, to increasing penetration of automobile ownership, growth in industrial and manufacturing sectors, export incentives and ongoing conversion to polyethylene-based membrane separators.

        We believe we are the global market leader in the lead-acid battery separator market. Major lead-acid battery manufacturers include Camel Group Co., Ltd., East Penn Manufacturing Co., Inc., EnerSys, Exide Technologies, Johnson Controls, Inc. and Trojan Battery Company.

Separations media

        In the separations media business, our filtration membranes and modules are used in healthcare and high-performance filtration and specialty applications. These membranes perform the critical function of removing sub-micron particulates from fluids and introducing or removing gases (gasification/degasification) within liquids. Both healthcare and specialty filtration applications require membranes with precisely controlled pore size, structure, distribution and uniformity. Our supply relationships with customers in healthcare and certain filtration applications such as pharmaceutical manufacturing are reinforced by the rigorous testing, clinical studies and/or regulatory approval that our membranes undergo prior to end-product commercialization. In some cases, several years of development and qualification are required. The separations media business is a reportable segment serving two broad application end markets.

Healthcare

        We develop, manufacture and market a complete portfolio of patented polyethersulfone membranes for the hemodialysis market. Hemodialysis is the artificial process that performs the function of a healthy kidney for patients with permanent kidney failure, a condition known as End Stage Renal Disease ("ESRD"). In a healthy person, the kidney carries out certain excretory and endocrine functions, including filtering toxins from the blood and controlling blood pressure. For an ESRD patient on dialysis, the dialyzer membrane performs these critical filtering functions. The membranes consist of thousands of fibers that resemble hollow straws slightly larger than a human hair. These fibers have nanopores in their walls at a density of millions of pores per square inch. The size and distribution of these nanopores are designed to separate harmful toxins from the healthy blood passing through the dialyzer. Growth in demand for dialyzers and dialyzer membranes is driven by several factors, including the aging population in developed countries, longer life expectancy of treated ESRD patients and improving access to treatment in developing countries. According to the European Renal Association—European Dialysis and Transplant Association, the number of worldwide ESRD patients has historically grown by approximately 6% per year. We estimate that continued patient population growth combined with conversion to single-use dialyzers and increasing treatment frequency will result in overall annual dialyzer market growth in excess of 6%.

        Our synthetic membrane, PUREMA®, is superior in performance compared to other synthetic membranes on the market. Dialyzers containing PUREMA® have been classified in the highest level (category 5) of Japan's dialyzer reimbursement rate system, reflecting the efficacy of our PUREMA® membrane. We believe an example of the increasing customer acceptance of PUREMA® is our entry into several long-term supply agreements with customers in the United States, Japan, China and Europe. We are currently marketing PUREMA®'s performance advantages, such as by co-branding our customers' dialyzers with the PUREMA® logo.

        We believe, based on independent industry research, that we are uniquely positioned as the leading independent supplier of synthetic hemodialysis membranes (i.e., not a supplier of dialyzers). Major dialyzer manufacturers include Asahi Kasei Kuraray Medical Co., Ltd., Bellco S.r.l., Fresenius Medical Care AG, Gambro AB and Nipro Corp.

        We develop, manufacture and market polyolefin membranes for the blood oxygenation market. As a component of heart-lung machines, blood oxygenators temporarily replace the functions of the lungs during on-pump open-heart surgery. The oxygenator contains highly specialized membranes which remove carbon dioxide from the blood while oxygen is diffused into the blood. We estimate that growth in the blood oxygenation market is modest as a result of the use of less-invasive alternative heart treatments. However, we believe that the market could grow as the number of patients receiving on-pump open-heart surgery increases due to the saturation of alternative heart treatments. Because blood oxygenators are designed to utilize a specific membrane technology and require regulatory approval, an oxygenator manufacturer's relationship with its membrane supplier is vital and switching costs can be substantial. We believe, based on independent industry research, that we are the world's leading supplier of membranes for blood oxygenation. Major blood oxygenator producers include Maquet Cardiopulmonary AG, Medtronic, Inc., Sorin Group S.r.l. and Terumo Medical Corp. Our Oxyplus® membranes, which are made of polymethylpentene, are increasingly used in intensive care applications to serve as an artificial lung for patients with severe lung trauma or lung failure following sepsis, multi-organ failure, or infectious diseases. Major producers of such artificial lungs are Sorin Group S.r.l., Maquet Cardiopulomnary AG, Terumo Medical Corp., Medtronic, Inc. and Medos AG.

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

Industrial and specialty filtration

        We produce a wide range of membranes and membrane-based elements for microfiltration and ultrafiltration as well as gasification/degasification of liquids, covering a broad range of applications in the filtration market. According to independent industry research, the global microfiltration and ultrafiltration membrane element market is growing in excess of 8% annually. Market growth is being driven by several factors, including end-market growth in various water treatment applications, displacement of conventional filtration media by membrane filtration due to membranes' superior cost and performance attributes, and increasing purity requirements in industrial and other applications. We currently serve a variety of filtration end markets, including water treatment, food and beverage processing and pharmaceutical, semiconductor and flat panel display manufacturing, and we are working closely with current and potential customers to develop innovative new products based on our technology and capabilities.

        We believe, based on internal company estimates, that we are the world leader in membrane gasification/degasification for liquids and that we are uniquely positioned as the leading independent supplier of polyethersulfone flat sheet membranes.

New product development

        We have focused our research and development efforts on developing products for new markets based on existing technologies and developing new process technologies to enhance existing businesses and allow entry into new businesses. We spent $18.5 million (3% of our net sales), $17.6 million (2% of our net sales) and $14.8 million (2% of our net sales) in fiscal 2012, fiscal 2011 and fiscal 2010, respectively, on research and development.

        Our transportation and industrial research and development is performed at technical centers at our facilities in Owensboro, Kentucky; Prachinburi, Thailand; and Selestat, France. Our electronics and EDVs research and development is performed at technical centers at our facilities in Charlotte, North Carolina; Concord, North Carolina; and Ochang, South Korea. Our separations media research and development is performed at technical centers at our facilities in Wuppertal, Germany, and Charlotte, North Carolina. All of the products that we develop are subject to multiple levels of extensive and rigorous testing. The qualification of membrane separators for use in transportation and industrial applications, for instance, may require one or more years of testing by our staff and battery manufacturers.

Sales and marketing

        We sell our products and services to customers in both the domestic and international marketplace. We sell primarily to manufacturers and converters that incorporate our products into their finished goods. We employ a direct worldwide sales force and utilize approximately 90 people with extensive experience who manage major customer relationships. Many of our sales representatives are engineers or similarly trained technical personnel who have advanced knowledge of our products and the applications for which they are used. Our sales representatives are active in new product development efforts and are strategically located in the major geographic regions in which our products are sold. In certain geographic areas, we use distributors or other agents. We typically seek to enter into supply contracts with our major customers. These contracts typically describe the volume and selling price. In addition, these contracts reflect our close collaborative relationships with our customers, which are driven by our customers' need to develop new separators and membranes directly with us. In fiscal 2012, sales to our top five customers represented approximately 23% of our total net sales.

Manufacturing and operations

General

        We have manufacturing facilities in the major geographic markets of the United States, Europe and Asia. We manufacture our lead-acid battery separators at our facilities in Owensboro, Kentucky; Corydon, Indiana; Piney Flats, Tennessee; Selestat, France; Norderstedt, Germany; Feistritz, Austria; Prachinburi, Thailand; Tianjin, China; and Xiangyang, China (a 65% owned joint venture). We also have a finishing operation in Bangalore, India. We manufacture our lithium battery separators at our facilities in Charlotte, North Carolina; Concord, North Carolina; and Ochang, South Korea, and have a finishing operation in Shanghai, China. We manufacture our healthcare membranes and industrial and specialty filtration membranes and membrane modules at facilities in Wuppertal and Obernburg, Germany, and Charlotte, North Carolina.

        In fiscal 2012, fiscal 2011 and fiscal 2010, we generated net sales from customers outside the United States of approximately 79%, 80% and 80%, respectively. We typically sell our products in the currency of the country in which the products are manufactured rather than the local currency of our customers.

        Our manufacturing facilities in the United States accounted for 35% of total sales for fiscal 2012, with facilities in Europe and Asia accounting for 36% and 29%, respectively. Our foreign operations are subject to certain risks that could materially affect our sales, profits, cash flows and financial position. These risks include fluctuations in foreign currency exchange rates, inflation, economic or political instability, shipping delays, changes in applicable laws and regulatory policies and various trade restrictions, all of which could have a significant impact on our ability to deliver products on a competitive and timely basis. The future imposition of, or significant increases in the level of, customs duties, import quotas or other trade restrictions could also have a material adverse effect on our business, financial condition and results of operations.

Manufacturing processes

        All of our membrane manufacturing processes involve an extrusion process. To produce our flat sheet and hollow fiber membranes, we use one of three basic membrane processes that begin with an extrusion step. These include phase separation (thermally-induced, solvent-induced or reaction-induced), dry stretch and extrusion/extraction processes. Each process, and its resulting product properties, is well-suited to the various membrane requirements for our target markets. To produce Liqui-Cel® Membrane Contactors and Liqui-Flux® membrane modules, hollow fibers are bonded together into a cartridge form by extruding either a polyolefin resin or using an epoxy or polyurethane adhesive before final assembly into a finished module.

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

        We manufacture our lithium battery separators using two processes, both of which begin with an extrusion step. Membrane porosity is created either during a thermal stretching process or during a solvent-induced process. Some special coated and non-woven laminate products are also manufactured for specialty battery and other applications.

        Hemodialysis, blood oxygenation, plasmapheresis and filtration membranes.    Membranes for hemodialysis, blood oxygenation, plasmapheresis and filtration are produced using phase separation processes. For these phase separation processes, the polymer spinning solution is prepared by dissolving the polymer in a solvent prior to extrusion. A porous membrane is formed by separating the solvent and polymer phases using temperature (thermally-induced) or a "non-solvent" (solvent-induced), and then the solvent phase is extracted and the porous polymer membrane is dried. For blood oxygenation and certain filtration applications, hollow fiber and flat sheet membranes are also produced using our "dry stretch" process. We utilize the molecular behavior of semi-crystalline polymers (polyolefins) to create microporous structures. By controlling the extrusion process under which the film or fiber is formed, we create a distinct matrix of crystalline and amorphous regions that allows the formation of microvoids in a subsequent stretching step afterwards. After extrusion, our products can be stored or immediately processed on thermal stretching lines that create the final porous form.

Competition

        Our markets are highly competitive. Within our energy storage business, we face competition throughout the world. Our primary competitors in the market for membrane separators used in lead-acid batteries for transportation and industrial applications are Entek International LLC in North America and Europe, Baoding Fengfan Rising Battery Separator Co., Ltd. in China and Nippon Sheet Glass Co., Ltd. in Japan. In addition, we have a number of smaller competitors in South Korea, Indonesia, China and Taiwan. Our primary competitors in the market for membrane separators used in lithium batteries are Asahi Kasei E-materials Corp. (a consolidated subsidiary of Asahi Kasei Corporation), Toray Battery Separator Film Co., Ltd. (a wholly-owned subsidiary of Toray Industries, Inc.), SK Innovation Co., Ltd. (a subsidiary of SK Holdings Co., Ltd.) and Ube Industries Limited, as well as a number of smaller competitors.

        Within our separations media business, we compete in the market for dialysis membranes with Asahi Kasei Kuraray Medical Co., Ltd., Fresenius Medical Care, Gambro AB and Toyobo Co. Ltd. In addition, our primary competitor in the blood oxygenation market is Terumo Medical Corp. and in the plasmapheresis market, our competitors are Asahi Kasei Kuraray Medical Co., Ltd. and Fresenius Medical Care. Our industrial and specialty filtration business competes across multiple markets and applications. Principal competitors include Dainippon Ink and Chemicals, Inc., Koch Membrane Systems (a division of Koch Industries), X-Flow B.V. (a division of Pentair, Inc.), Millipore (a division of Merck Group) and Pall Corporation. Product innovation and performance, quality, service, utility and cost are the primary competitive factors, with technical support being highly valued by our customers. We believe that we are well-positioned in our end markets for the reasons set forth under "Competitive strengths" above.

Raw materials

        We employ a global purchasing strategy to achieve pricing leverage on our purchases of major raw materials. The major polyethylene and polypropylene resins we use are specialized petroleum-based products that are less affected by commodity pricing cycles than other petroleum-based products. In the event of future price increases for these major raw materials, we believe that we will generally be able to pass these increases on to our customers. The primary raw materials we use to manufacture most of our products are polyethylene and polypropylene resins, silica and oil. Our major supplier of polyethylene resins is Ticona LLC, and our major suppliers of polypropylene resins are Bamberger Polymers, Inc. and NEXEO Solutions. Our major suppliers of silica are PPG Industries, Inc. and Evonik Degussa GmbH, while our major suppliers of oil are Shell Chemical LP and Ergon, Inc.

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

Employees

        At December 29, 2012, we had approximately 2,700 employees worldwide. Employees at six of our 16 facilities are unionized and account for approximately 30% of our total employees. The following summarizes those employees represented by unions as of December 29, 2012:

Location	Number of unionized employees	% of total employees	Date of contract renegotiation
Norderstedt, Germany	49	66	Annual
Obernburg, Germany	21	81	Annual
Wuppertal, Germany	401	86	Annual
Corydon, Indiana	80	74	August 2013
Selestat, France	131	69	June 2014
Owensboro, Kentucky	117	69	April 2017

Total	799

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

        We have conducted some cleanup of on-site releases at some facilities, and we will be conducting additional cleanups of on-site contamination at other facilities under regulatory supervision or voluntarily. Costs for such work and related measures (such as eliminating sources of contamination) could be substantial, particularly at our Wuppertal, Germany facility. We have established reserves for environmental liabilities at our Wuppertal, Germany facility of $11.1 million as of December 29, 2012. We do not anticipate that the remediation activities will disrupt operations at our facilities or have a material adverse effect on our business, financial condition or results of operations. In addition, we have asserted claims under an indemnity from Akzo Nobel N.V., the prior owners of Membrana GmbH ("Membrana"). Indemnification payments are received after expenditures are made against approved claims. The amount receivable under the indemnification agreement at December 29, 2012 was $11.5 million. To date we have not had any significant disagreement with Akzo Nobel N.V. over its environmental indemnity obligations to us.

Intellectual property rights

        We consider our patents and trademarks, in the aggregate, to be important to our business and seek to protect our tradenames, trademarks, brandnames, proprietary technology and know-how in part through United States and foreign patents and trademark registrations and applications. However, no individual patent is material to our business, and the expiration or invalidation of any one patent would not have a material impact on our business. We own approximately 145 active unique patents and patent applications relating to our separator, membrane and module technologies. In general, the term of each of our U.S. patents depends on when the patent was filed. If the application for a U.S. utility patent was filed prior to June 8, 1995, the patent will expire either 20 years from the application filing date or 17 years from the patent issuance date, whichever is longer; if the application was filed on or after June 8, 1995, the patent will expire 20 years from the earliest date the application was filed.

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

        Our products are often sold to a relatively small number of large volume customers. The loss of large volume customers could impact our sales and our profits. In fiscal 2012, sales to our top five customers represented approximately 23% of our total net sales.

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

        The primary raw materials we use in the manufacture of most of our products are polyethylene and polypropylene resins, silica and oil. In fiscal 2012, raw materials accounted for approximately 40% of our cost of sales. Although our major customer contracts generally allow us to pass increased costs on to our customers, we may not be able to pass on all raw material price increases to our customers in each case or without delay. The loss of any of our key suppliers could disrupt our business until we secure alternative supply arrangements. Furthermore, any new supply agreement we enter into may not have terms as favorable as those contained in our current supply arrangements.

Our substantial indebtedness could harm our ability to react to changes in our business or to market developments and prevent us from fulfilling our obligations under our indebtedness.

        We have incurred a significant amount of indebtedness. As of December 29, 2012, our consolidated indebtedness is $696.3 million. Our cash interest requirements for the next twelve months are estimated to be $36.8 million. Our substantial level of indebtedness, as well as any additional borrowings we may make under the unused portions of the senior secured credit agreement, increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our substantial debt could increase our vulnerability to general economic downturns and adverse competitive and industry conditions by limiting our flexibility to plan for, or to react to, changes in our business and in the industry in which we operate. This limitation could place us at a competitive disadvantage compared to competitors that have less debt and more cash to insulate their operations from market downturns and to finance new business opportunities.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

        At December 29, 2012, we had variable rate debt of $331.3 million. An interest rate increase would result in an increase in interest expense. Our earnings may not be sufficient to allow us to meet any such increases in interest rate expense and to pay principal and interest on our debt and meet our other obligations. If we do not have sufficient earnings, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell more securities, none of which we can guarantee we will be able to do on terms favorable to the Company or at all.

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

        The senior secured credit agreement and the indenture related to the 7.5% senior notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. For example, the senior secured credit agreement includes covenants restricting, among other things, our ability to incur, assume or permit to exist additional indebtedness or guarantees; engage in mergers, acquisitions and other business combinations; or amend or otherwise alter terms of our indebtedness, including the 7.5% senior notes, and other material agreements. The senior secured credit agreement also includes financial covenants requiring that we maintain a maximum senior leverage ratio and a minimum interest coverage ratio.

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

        Approximately 30% of our employees are represented under collective bargaining agreements. A majority of those employees are located in France and Germany and are represented under industry-wide agreements that are subject to national and local government regulations. Many of these collective bargaining agreements must be renewed annually. Labor unions also represent our employees in Owensboro, Kentucky, and Corydon, Indiana.

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

        Our manufacturing facilities in the United States accounted for 35% of total net sales for fiscal 2012, with facilities in Europe and Asia accounting for 36% and 29%, respectively. Typically, we sell our products in the currency of the country where the manufacturing facility that produced the products is located. In addition, as part of our growth and acquisition strategy, we may expand our operations in these or other foreign countries. Our foreign operations are, and any future foreign operations will be, subject to certain risks that are unique to doing business in foreign countries. These risks include fluctuations in foreign currency exchange rates, inflation, economic or political instability, shipping delays, changes in applicable laws and regulatory policies and inconsistent enforcement of such laws and policies and various trade restrictions. All of these risks could have a negative impact on our ability to deliver products to customers on a competitive and timely basis. This could reduce or impair our sales, profits, cash flows and financial position. The future imposition of, or significant increases in the level of, customs duties, import quotas or other trade restrictions could also increase our costs and reduce our profits.

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

As part of our lithium battery capacity expansions, we have purchased a significant amount of property, plant and equipment, which may be subject to impairment if lithium market demand does not materialize as anticipated.

        Since late 2009, we have invested $334.0 million in capacity expansions for our electronics and EDVs segment. During 2012, demand for lithium battery separators was lower than originally anticipated and we are currently operating our production facilities at levels below full capacity. While the long-term growth drivers that led to our decision to add the capacity are still intact, if demand for lithium battery separators does not materialize as expected, we may have to recognize an impairment charge to such assets. Long-lived assets are reviewed annually for impairment. Impairment may result from, among other things, adverse market conditions, the loss of customers, significant changes in the expected adoption rate of EDVs and adverse changes in laws or regulations. Any future determination requiring the impairment of long-lived assets would reduce our profits for the fiscal period in which the write-off occurs.

We have recorded a significant amount of intangible assets, which may never generate the returns we expect.

        Our net identifiable intangible assets at December 29, 2012 were approximately 8% of our total assets. Such assets include customer relationships, trademarks and trade names, license agreements and technology acquired in acquisitions. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, was approximately 30% of our total assets at December 29, 2012. Goodwill and identifiable intangible assets are recorded at fair value on the date of acquisition and are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions and adverse changes in applicable laws or regulations. We may never realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets would reduce our profits for the fiscal period in which the write-off occurs.

Legal proceedings could have an adverse impact on our financial condition.

        From time to time, we are party to legal proceedings including matters involving personnel and employment issues, personal injury, intellectual property, acquisitions and other proceedings arising in the ordinary course of business.

        On September 9, 2008, the United States Federal Trade Commission ("FTC") issued an administrative complaint against us alleging that the February 29, 2008 acquisition of Microporous Holding Corporation, the parent company of Microporous Products L.P. ("Microporous"), and our related actions have substantially lessened competition in North American markets for lead-acid battery separators. We filed an answer to the complaint on October 15, 2008 denying the material allegations of the complaint. The matter was presented before an Administrative Law Judge ("ALJ") of the FTC and the hearing concluded on June 12, 2009. In October 2009, the ALJ granted our request to re-open the record to take additional evidence. On February 22, 2010, the FTC's ALJ issued an initial decision in which he recommended to the FTC that it order us to divest substantially all of the acquired Microporous assets, which include the manufacturing facilities located in Piney Flats, Tennessee, and Feistritz, Austria, and restore the competitive environment to that which existed prior to the acquisition, while ruling in our favor on other portions of the complaint. On March 15, 2010, we filed a Notice of Appeal with the FTC. On November 5, 2010, we were notified that the FTC commissioners ("Commissioners") affirmed the relief initially granted by the FTC's ALJ issued on February 22, 2010. The Commissioners ordered that we proceed with the ALJ's recommendations to divest substantially all of the Microporous assets acquired in February 2008.

        On January 28, 2011, we filed a petition with the U.S. Court of Appeals for the 11th Circuit to review the FTC's November 5, 2010 order and opinion. On July 11, 2012, the 11th Circuit affirmed the FTC's decision. We believe that this decision is inconsistent with the law and the facts presented at the hearing and that the Microporous acquisition is and will continue to be beneficial to our customers and the industry. Therefore, on January 15, 2013, we filed an appeal with the U.S. Supreme Court. We believe that a final judicial resolution to the challenge by the FTC to the Microporous acquisition could take several months to a year.

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

Location	Floor area (sq. ft.)	Business segment	Certification
Owensboro, Kentucky(1)	277,000	Transportation and Industrial	ISO 14001, ISO 9001
Prachinburi, Thailand	166,000	Transportation and Industrial	ISO 14001, ISO 9001
Corydon, Indiana(1)	161,000	Transportation and Industrial	ISO 14001, ISO 9001
Selestat, France	153,000	Transportation and Industrial	ISO 14001, ISO 9001
Norderstedt, Germany	124,000	Transportation and Industrial	ISO 14001, ISO 9001
Piney Flats, Tennessee(1)	121,000	Transportation and Industrial	ISO 9001
Bangalore, India(2)	65,000	Transportation and Industrial	ISO 14001, ISO 9001, OHSAS 18001
Feistritz, Austria	52,000	Transportation and Industrial	ISO 14001, ISO 9001
Tianjin, China	47,000	Transportation and Industrial	ISO 14001, ISO 9001
Xiangyang, China(3)	115,000	Transportation and Industrial
Ochang, South Korea	105,000	Electronics and EDVs	ISO 14001, ISO 9001, OHSAS 18001, KOSHA 18001
Shanghai, China(2)	47,000	Electronics and EDVs	ISO 9001
Concord, North Carolina(1)	230,000	Electronics and EDVs
Charlotte, North Carolina(1)	410,000	Electronics and EDVs and Separations Media	ISO 14001, ISO 9001
Wuppertal, Germany	1,503,000	Separations Media	ISO 14001, ISO 9001
Obernburg, Germany(2)	23,000	Separations Media	ISO 9001

(1)
These domestic facilities serve as collateral under the senior secured credit agreement.

(2)
Polypore owns the equipment and leases the facility.

(3)
Polypore holds a 65% ownership interest in the joint venture located at this facility.

        Our corporate headquarters are located in leased office space in Charlotte, North Carolina, and we have leased sales offices in Shanghai, China; Shenzhen, China; Tokyo, Japan; and Sao Paulo, Brazil.

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

        On September 9, 2008, the FTC issued an administrative complaint against us alleging that the February 29, 2008 acquisition of Microporous, and our related actions have substantially lessened competition in North American markets for lead-acid battery separators. We filed an answer to the complaint on October 15, 2008 denying the material allegations of the complaint. The matter was presented before an Administrative Law Judge ("ALJ") of the FTC and the hearing concluded on June 12, 2009. In October 2009, the ALJ granted our request to re-open the record to take additional evidence. On February 22, 2010, the FTC's ALJ issued an initial decision in which he recommended to the FTC that it order us to divest substantially all of the acquired Microporous assets, which include the manufacturing facilities located in Piney Flats, Tennessee, and Feistritz, Austria, and restore the competitive environment to that which existed prior to the acquisition, while ruling in our favor on other portions of the complaint. On March 15, 2010, we filed a Notice of Appeal with the FTC. On November 5, 2010, we were notified that the Commissioners affirmed the relief initially granted by the FTC's ALJ issued on February 22, 2010. The Commissioners ordered that we proceed with the ALJ's recommendations to divest substantially all of the Microporous assets acquired in February 2008.

        On January 28, 2011, we filed a petition with the U.S. Court of Appeals for the 11th Circuit to review the FTC's November 5, 2010 order and opinion. On July 11, 2012, the 11th Circuit affirmed the FTC's decision. We believe that this decision is inconsistent with the law and the facts presented at the hearing and that the Microporous acquisition is and will continue to be beneficial to our customers and the industry. Therefore, on January 15, 2013, we filed an appeal with the U.S. Supreme Court.

        We believe that a final judicial resolution to the challenge by the FTC to the Microporous acquisition could take several months to a year. Although it is difficult to predict the outcome, timing or impact of this matter at this time, we believe that the final resolution will not have a material adverse impact on our business or financial condition.

        Our core energy storage business produces polymer-based membrane battery separators used in transportation, industrial and consumer electronics applications. The acquisition of the Microporous business extended our product portfolio into the niche, mature deep cycle market for rubber-based battery separators, with considerable overlap to customers we currently serve with other products. We do not believe that a required divestiture of all or a portion of the Microporous assets would significantly impact our core energy storage business or the long-term growth drivers impacting this business, including growth in Asia, demand for consumer electronics and growing demand for electric drive vehicles.

        For the year ended December 29, 2012, the Microporous business represented approximately 10% of consolidated revenue and approximately 13% of consolidated operating income, including the facility that we completed and shifted production to in Feistritz, Austria post-acquisition. At December 29, 2012, Microporous assets were less than 5% of consolidated assets. The impact of a final resolution to this matter may be affected by a number of uncertainties, including, but not limited to, whether we are required to divest all or a portion of the Microporous assets, the timing of a potential divestiture, the proceeds of such a divestiture and the incremental growth in our core businesses. If we were required to divest of all or a portion of the Microporous assets, we would intend to sell the assets at fair market value.

Item 4.    Mine Safety Disclosures

        Not applicable.

 Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "PPO" and has been traded on the NYSE since our initial public offering on June 28, 2007. As of February 15, 2013, there were approximately 12,300 holders of our common stock, representing primarily persons whose stock is held in nominee or "street name" accounts through brokers.

        We did not declare or pay any dividends on our common stock in fiscal 2012 or 2011, and we do not expect to pay any such dividends in fiscal 2013. The indenture relating to our $365.0 million aggregate principal amount of 7.5% senior notes due 2017 and our senior secured credit agreement restrict or limit our ability to, among other things, declare dividends and make payments on or redeem or repurchase capital stock.

        The low and high sales prices for the Company's common stock for each full quarterly period within the two most recent fiscal years were as follows:

	Fiscal 2012	Fiscal 2011
First Quarter	$33.80 - $57.66	$39.45 - $61.75
Second Quarter	$33.60 - $40.75	$52.36 - $71.96
Third Quarter	$30.39 - $40.58	$50.62 - $74.21
Fourth Quarter	$33.91 - $46.76	$43.25 - $59.44

        The following table summarizes information about the options under our equity compensation plans as of December 29, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	3,063,119	$38.35	1,161,307
Equity compensation plans not approved by security holders(2)	58,520	$5.24	—

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

Performance Graph

        The following graph compares the cumulative total shareholder return of our common stock for the periods indicated with the total return of the Russell 2000 Index and the Standard & Poor's Index of Industrial Machinery Companies ("S&P Industrial Machinery Index"). The graph assumes $100 invested on December 31, 2007 in the Company, the Russell 2000 Index and the S&P Industrial Machinery Index. Total return represents stock price changes and assumes the reinvestment of dividends.

	Dec-07	Dec-08	Dec-09	Dec-10	Dec-11	Dec-12
Polypore International	100.00	43.20	68.00	232.74	251.37	265.71
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
S&P Industrial Machinery Index	100.00	59.95	83.77	113.88	103.33	131.73

Item 6.    Selected Financial Data

        The following table presents selected historical consolidated financial data of Polypore International for the fiscal years ended December 29, 2012, December 31, 2011, January 1, 2011, January 2, 2010 and January 3, 2009. The selected historical consolidated financial data has been derived from Polypore International's audited consolidated financial statements.

        The information presented below should be read together with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included in "Item 8. Financial Statements and Supplementary Data."

Statement of operations data (in millions, except share data):	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008
Net sales	$717.4	$763.1	$616.6	$516.9	$610.5

Gross profit	263.9	322.1	246.9	195.8	215.7
Selling, general and administrative expenses	123.9	132.6	114.0	100.4	108.3
Business restructuring	—	—	—	21.3	59.9
Goodwill impairment	—	—	—	131.5	—

Operating income (loss)	140.0	189.5	132.9	(57.4)	47.5
Interest expense, net	36.0	34.4	46.7	57.1	60.7
Foreign currency and other	—	(2.0)	(1.4)	(0.7)	1.3
Write-off of loan acquisition costs associated with refinancing of senior credit agreement	2.5	—	—	—	—
Costs related to purchase of 8.75% senior subordinated notes	—	—	2.3	—	—
Gain on sale of Italian subsidiary	—	—	(3.3)	—	—
Gain on sale of synthetic paper business	—	—	—	—	(3.8)

Income (loss) from continuing operations before income taxes	101.5	157.1	88.6	(113.8)	(10.7)
Income taxes	30.5	51.9	25.0	3.5	6.8

Income (loss) from continuing operations	71.0	105.2	63.6	(117.3)	(17.5)
Income from discontinued operations, net of income taxes	—	—	—	—	2.3

Net income (loss)	$71.0	$105.2	$63.6	$(117.3)	$(15.2)

Net income (loss) per share—basic:
Continuing operations	$1.52	$2.28	$1.43	$(2.64)	$(0.41)
Discontinued operations	—	—	—	—	0.06

Net income (loss) per share	$1.52	$2.28	$1.43	$(2.64)	$(0.36)

Net income (loss) per share—diluted:
Continuing operations	$1.50	$2.23	$1.39	$(2.64)	$(0.41)
Discontinued operations	—	—	—	—	0.06

Net income (loss) per share	$1.50	$2.23	$1.39	$(2.64)	$(0.36)

Weighted average shares outstanding:
Basic	46,540,385	46,182,204	44,562,421	44,385,552	42,777,531
Diluted	47,229,595	47,119,997	45,748,058	44,385,552	42,777,531

Balance sheet data (at end of period) (in millions):	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008
Total assets	$1,586.1	$1,481.9	$1,348.5	$1,352.6	$1,498.9
Total debt, including current portion	696.3	709.5	715.3	803.4	803.3
Shareholders' equity	582.8	499.4	378.1	284.3	395.8

Other financial data (in millions):	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008
Depreciation and amortization	$55.7	$51.3	$47.9	$51.4	$55.1
Capital expenditures	137.1	156.3	68.8	16.3	48.0
Net cash provided by (used in):
Operating activities	104.8	144.8	127.2	53.2	93.2
Investing activities	(137.1)	(156.3)	(90.3)	(16.3)	(129.8)
Financing activities	(16.8)	17.6	(61.3)	(10.4)	67.2

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

Overview

        We are a leading global high-technology filtration company that develops, manufactures and markets specialized microporous membranes used in separation and filtration processes. In fiscal 2012, we generated total net sales of $717.4 million. We operate in two primary businesses: energy storage, which includes the transportation and industrial segment and the electronics and EDVs segment, and separations media. The transportation and industrial and separations media segments represent approximately 75% of our total net sales and operate in stable, growing markets, have high recurring revenue bases and generate strong cash flows. In the electronics and EDVs segment, we have a key presence in the more established consumer electronics market and participate in the potentially larger and developing electric drive vehicle ("EDV") and energy storage systems ("ESS") markets where lithium is the disruptive technology. As described in more detail below, the long-term growth drivers for lithium batteries are positive, but we have and may continue to experience variability in the short term as these markets emerge.

        Since 2009, we have made significant investments in capacity expansion projects, all of which were funded by internally generated cash and a $49.3 million grant from the U.S. Department of Energy ("DOE"). Beginning in 2013, cash flows from operations and lower capital expenditures position us to generate significant amounts of cash. In addition, the United States Federal Trade Commission ("FTC") has ordered us to divest substantially all of the assets acquired in connection with the 2008 acquisition of Microporous Products L.P. ("Microporous"). We are pursuing our legal options and at the same time, evaluating alternatives for these assets. If we divest of all or a portion of these assets, we would intend to sell the assets at fair market value which would provide additional cash. As we transition into a period of substantial cash generation, we intend to maintain a total leverage ratio, defined in our credit agreement as the ratio of total indebtedness (total debt less cash on hand of up to $50.0 million) to adjusted EBITDA (as defined in our credit agreement and calculated in the liquidity and capital resources section), of approximately 3.0x, while also evaluating other alternatives for cash, including returning value to shareholders through share repurchases.

Energy Storage

        In the energy storage business, our membrane separators are a critical performance component in lithium batteries, which are primarily used in consumer electronics and EDV applications, and lead-acid batteries, which are used globally in transportation and numerous industrial applications. We believe that the long-term growth drivers for the energy storage business—growth in Asia, demand for consumer electronics and growing demand for EDVs—are positive. The energy storage business is comprised of two reportable segments.

        Electronics and EDVs.    Lithium batteries are the power source in a wide variety of applications, including consumer electronics applications such as notebook computers, tablets, mobile phones and cordless power tools; EDVs; and emerging applications such as ESS. Demand for lithium batteries in consumer electronics is driven by the need for increased mobility. In EDV applications, demand is driven by the need to increase fuel efficiency to meet mileage standards in many countries such as the U.S. and China, the need to reduce CO2 emissions around the world but especially in Europe due to regulations, conversion from nickel metal hydride to lithium battery technology in hybrid vehicles due to greater energy and power density, concern in developed countries and emerging markets over future access to petroleum at stable prices, smog and pollution control, and the need to address increasing transportation needs in developing economies. Since late 2009, we have expanded capacity at our existing Charlotte, North Carolina and Ochang, South Korea facilities and built a new facility in Concord, North Carolina. Equipment installation for the Concord facility is substantially complete and production has started for portions of the facility. The remaining capacity at Concord will ramp up over time as the nascent market for EDVs develops.

        Although sales declined during 2012, we expect overall demand to increase in 2013 and we believe the long-term demand drivers for our products—consumer demand for mobility, regulations for fuel efficiency and CO2 emissions, conversion to lithium technology in hybrids, concerns about access to petroleum, efforts to reduce pollution, and increasing transportation needs in developing countries—remain fully intact. While consumer electronics applications have attractive long-term market growth trends, EDV and eventually ESS applications have the potential to be much larger markets. Based on industry forecasts and industry studies, unit sales of lithium batteries for EDV applications are expected to grow at a compound annual growth rate of greater than 40% over the next five years. We believe lithium battery separator growth will exceed battery unit sales growth because the trend towards larger batteries will require the use of more separator in each battery. Industry forecasts also predict EDV sales to be 5% or more of new car sales within the next five years. If 5% of new car sales were EDVs, we believe the entire lithium battery separator market would virtually double in total size. Based on our current customer base, if only a portion of these industry forecasts materialize, we believe we will completely utilize our current production capacity. We believe the electrification of the worldwide fleet of vehicles is just beginning, from hybrids to plug-ins to full battery electric vehicles, including automobiles, buses, taxis and commercial fleet vehicles. Hybrids are selling well and regulations around the world are driving development and introductions. New hybrids are coming to market and some high-separator content vehicles have just been introduced in Europe. We believe our dry process products continue to be the preferred product in large format lithium-ion batteries for EDVs and ESS. We are currently working with existing and new customers on next-generation batteries, which is important considering the long lead times required to become qualified for EDV applications. EDV and ESS are emerging market applications and are being adopted around the world in many forms. We believe the factors that influenced our decision to expand capacity remain valid, and we continue to expect significant sales growth as the EDV market develops and as ESS experiences more meaningful adoption. Although the long-term growth drivers are positive for these applications, short-term fluctuations in demand can be expected in the early stages of adoption while initial penetration rates are low. Given the high-separator content for these applications, and the potential size of these markets, small changes in end-market demand can have a significant impact on our business.

        Transportation and industrial.    In the lead-acid battery market, the high proportion of aftermarket replacement sales and the steady growth of the worldwide fleet of motor vehicles provide us with a growing recurring revenue base in lead-acid battery separators. Worldwide demand for lead-acid battery separators is expected to continue to grow at slightly more than annual economic growth. The Asia-Pacific region is the fastest growing market for lead-acid battery separators. Growth in this region is driven by the increasing penetration of automobile ownership, growth in industrial and manufacturing sectors, export incentives and ongoing conversion to the polyethylene-based membrane separators we produce. We are meeting growing demand in this region by investing in Asia and exporting from our U.S. and European facilities. Our investments in Asia have included completing three capacity expansions at our Prachinburi, Thailand facility, the most recent of which started production in the second quarter of 2012; acquiring battery separator manufacturing assets and subsequently expanding our operations in Bangalore, India; acquiring a production facility in Tianjin, China; establishing an Asian Technical Center in Thailand; and entering into a joint venture with a customer, Camel Group Co., Ltd. ("Camel"), to produce lead-acid battery separators in Xiangyang, China, primarily for Camel's use.

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

        For healthcare applications, we produce membranes used in blood filtration applications for hemodialysis, blood oxygenation and plasmapheresis. Growth in demand for hemodialysis membranes is driven by the increasing worldwide population of end-stage renal disease patients. We believe that conversion to single-use dialyzers and increasing treatment frequency will result in additional dialyzer market growth. In late 2011, we completed the expansion of our PUREMA ® hemodialysis membrane production capacity to support future market growth.

        For filtration and specialty applications, we produce a wide range of membranes and membrane-based elements for micro-, ultra- and nanofiltration and gasification/degasification of liquids. Micro-, ultra-and nanofiltration membrane element market growth is being driven by several factors, including end-market growth in applications such as water treatment and pharmaceutical processing, displacement of conventional filtration media by membrane filtration due to membranes' superior cost and performance attributes, and increasing purity requirements in industrial and other applications.

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

Impairment of intangibles and goodwill

        Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill and indefinite-lived intangible assets are not amortized, but are subject to annual impairment testing unless circumstances dictate more frequent assessments. We perform our annual impairment assessment for goodwill and indefinite-lived intangibles as of the first day of the fourth quarter of each fiscal year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Our reporting units are at the operating segment level. In September 2011, the FASB amended the accounting guidance on annual goodwill impairment testing to allow companies the option to assess certain qualitative factors or use the quantitative two-step goodwill impairment test. The guidance states that if a company chooses the option to assess certain qualitative factors and determines, based on the assessment of qualitative factors, that it is more likely than not that the carrying amount of a reporting unit is less than its fair value, then the first and second steps of the quantitative goodwill impairment test are unnecessary. However, if a qualitative assessment is performed and indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test must be performed at the reporting unit level.

        When performing a quantitative two-step goodwill impairment test, step one compares the fair value of our reporting units to their carrying amount. The fair value of the reporting unit is determined using the income approach, corroborated by comparison to market capitalization and key multiples of comparable companies. Under the income approach, we determine fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit's carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit's assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to the excess.

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

        In fiscal 2012, our annual impairment test indicated that the fair value of the reporting units exceeded their respective carrying amounts by substantially more than 10%.

Pension benefits

        Certain assumptions are used in the calculation of the actuarial valuation of our defined benefit pension plans. Two critical assumptions, discount rate and expected return on assets, are important elements of plan expense and/or liability measurement and differences between actual results and these two actuarial assumptions can materially affect our projected benefit obligation or the valuation of our plan assets. Other assumptions involve demographic factors such as retirement, expected increases in compensation, mortality and turnover. The discount rate enables us to state expected future cash flows at a present value on the measurement date. The discount rate assumptions are based on the market rate for high quality fixed income investments. At December 29, 2012, a 1% decrease in the discount rate would increase our projected benefit obligations and the unfunded status of our pension plans by $21.0 million. The expected rates of return on our pension plans' assets are based on the asset allocation of each plan and the long-term projected return of those assets. For 2012, if the expected rate of return on pension plan assets were reduced by 1%, the result would have increased our net periodic benefit expense for fiscal 2012 by $0.1 million. At December 29, 2012, if the actual plan assets were reduced by 1%, the unfunded status of our pension plans would increase by $0.2 million.

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

        In connection with the acquisition of Membrana GmbH ("Membrana") in 2002, we recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for us to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. At December 29, 2012, the environmental reserve for the Membrana facility, which is denominated in euros, was $11.1 million. We anticipate the expenditures associated with the reserve will be made in the next twelve months.

        We have indemnification agreements for certain environmental matters from Acordis A.G. ("Acordis") and Akzo Nobel N.V. ("Akzo"), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis's successors. Akzo's indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. We will receive indemnification payments under the indemnification agreements after expenditures are made against approved claims. At December 29, 2012, the amounts receivable, which are denominated in euros, under the indemnification agreements were $11.5 million.

Repairs and Maintenance

        Repair and maintenance costs, which include indirect labor and employee benefits associated with maintenance personnel and utility, maintenance and repair costs for equipment and facilities utilized in the manufacturing process, are treated as inventoriable costs. Repair and maintenance costs as a percent of cost of goods sold has been consistent for fiscal 2012, 2011 and 2010. Major planned maintenance activities outside of the normal production process are capitalized as property, plant and equipment if the costs are expected to provide future benefits by increasing the service potential of the asset to which the repair or maintenance applies. We have not had any major planned maintenance activities or capitalized significant repair and maintenance costs as property, plant and equipment in the last three fiscal years.

Results of operations

        The following table sets forth, for the fiscal years indicated, certain of our historical operating data in amount and as a percentage of net sales:

	Fiscal Year
(in millions)	2012	2011	2010
Net sales	$717.4	$763.1	$616.6

Gross profit	263.9	322.1	246.9
Selling, general and administrative expenses	123.9	132.6	114.0

Operating income	140.0	189.5	132.9
Interest expense, net	36.0	34.4	46.7
Other	2.5	(2.0)	(2.4)

Income before income taxes	101.5	157.1	88.6
Income taxes	30.5	51.9	25.0

Net income	$71.0	$105.2	$63.6

	Fiscal Year
(percent of sales)	2012	2011	2010
Net sales	100.0%	100.0%	100.0%

Gross profit	36.8	42.2	40.0
Selling, general and administrative expenses	17.3	17.4	18.4

Operating income	19.5	24.8	21.6
Interest expense, net	5.0	4.5	7.6
Other	0.4	(0.3)	(0.4)

Income before income taxes	14.1	20.6	14.4
Income taxes	4.2	6.8	4.1

Net income	9.9%	13.8%	10.3%

Fiscal 2012 compared with fiscal 2011

        Net sales.    Net sales for fiscal 2012 were $717.4 million, a decrease of $45.7 million, or 6.0%, from fiscal 2011, as higher sales in the transportation and industrial and separations media segments were more than offset by lower sales in the electronics and EDVs segment and the negative impact of foreign currency translation of $24.4 million.

        Gross profit.    Gross profit was $263.9 million, a decrease of $58.2 million, or 18.1%, from fiscal 2011. Gross profit as a percent of net sales was 36.8% for fiscal 2012 compared to 42.2% for fiscal 2011. The decrease in consolidated gross profit and gross profit margin was primarily due to lower sales, costs associated with growth investments, including non-cash depreciation expense, and costs to export lead-acid separators from U.S. and European production facilities to meet growing demand in Asia.

        Selling, general and administrative expenses.    Selling, general and administrative expenses decreased $8.7 million in fiscal 2012 compared to fiscal 2011, primarily due to a $13.8 million decrease in performance-based incentive compensation expense and $3.2 million lower amortization expense, partially offset by a $7.0 million increase in stock-based compensation expense. Selling, general and administrative expenses were 17.3% of consolidated net sales in fiscal 2012 and 17.4% in fiscal 2011.

        Segment operating income.    Segment operating income, which excludes stock-based compensation and certain non-recurring and other costs, was $158.1 million, a decrease of $41.3 million, or 20.7%, from fiscal 2011. Segment operating income as a percent of net sales was 22.0% for fiscal 2012 compared to 26.1% for fiscal 2011. The decrease in segment operating income and segment operating income margin was the result of lower sales, costs associated with growth investments, including $7.5 million of additional non-cash depreciation expense, and costs to export lead-acid separators from U.S. and European production facilities to meet growing demand in Asia, partially offset by a decline in performance-based incentive compensation expense.

        Interest expense.    Interest expense for fiscal 2012 increased by $1.6 million from fiscal 2011, primarily resulting from a decrease in capitalized interest due to lower capital expenditures associated with capacity expansion projects.

        Income taxes.    Income taxes as a percentage of pre-tax income for fiscal 2012 were 30.1% compared to 33.0% for fiscal 2011. The income tax expense recorded in the financial statements fluctuates between years due to the mix of income between the U.S. and foreign jurisdictions taxed at varying rates and a variety of other factors, including state income taxes, changes in estimates of permanent differences and valuation allowances. The mix of earnings between the tax jurisdictions has the most significant impact on the effective tax rate. Each tax jurisdiction has its own set of tax laws and tax rates, and income earned by our subsidiaries is taxed independently by these various jurisdictions. Currently, the applicable statutory income tax rates in the jurisdictions in which we operate range from 0% to 39%.

        The components of our effective tax rate are as follows:

	Fiscal 2012	Fiscal 2011
U.S. federal statutory rate	35.0%	35.0%
State income taxes	0.6	1.1
Mix of income in taxing jurisdictions	(7.6)	(2.7)
Other	2.1	(0.4)

Total effective tax rate	30.1%	33.0%

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

        Gross profit.    Gross profit was $322.1 million, an increase of $75.2 million, or 30.5%, from fiscal 2010. Gross profit as a percent of net sales was 42.2% for fiscal 2011 compared to 40.0% for fiscal 2010. The increase in consolidated gross profit and gross profit margin was primarily due to higher production volumes and production efficiencies in the electronics and EDVs segment and the transportation and industrial segment.

        Selling, general and administrative expenses.    Selling, general and administrative expenses increased $18.6 million in fiscal 2011 compared to fiscal 2010, primarily due to costs associated with growth investments and higher stock-based compensation expense. Selling, general and administrative expenses were 17.4% of consolidated net sales in fiscal 2011 compared to 18.4% in fiscal 2010.

        Segment operating income.    Segment operating income, which excludes stock-based compensation and certain non-recurring and other costs, was $199.4 million, an increase of $62.8 million, or 46.0%, from fiscal 2010. Segment operating income as a percent of net sales was 26.1% for fiscal 2011 compared to 22.2% for fiscal 2010. The increase in segment operating income and segment operating income margin was the result of higher production volumes and production efficiencies, offset to some extent by higher costs associated with growth investments.

        Interest expense.    Interest expense for fiscal 2011 decreased by $12.3 million from fiscal 2010, due to the repayment and refinancing of our senior notes in late 2010 and capitalized interest associated with capacity expansion projects in 2011.

        Income taxes.    Income taxes as a percentage of pre-tax income for fiscal 2011 were 33.0% compared to 28.2% for fiscal 2010. The income tax expense recorded in the financial statements fluctuates between years due to the mix of income between the U.S. and foreign jurisdictions taxed at varying rates and a variety of other factors, including state income taxes, changes in estimates of permanent differences and valuation allowances. The mix of earnings between the tax jurisdictions has the most significant impact on the effective tax rate. Each tax jurisdiction has its own set of tax laws and tax rates, and income earned by our subsidiaries is taxed independently by these various jurisdictions. Currently, the applicable statutory income tax rates in the jurisdictions in which we operate range from 0% to 39%.

        The components of our effective tax rate are as follows:

	Fiscal 2011	Fiscal 2010
U.S. federal statutory rate	35.0%	35.0%
State income taxes	1.1	0.7
Mix of income in taxing jurisdictions	(2.7)	(7.7)
Other	(0.4)	0.2

Total effective tax rate	33.0%	28.2%

Financial reporting segments

Electronics and EDVs

Fiscal 2012 compared with fiscal 2011

        Net sales.    Net sales for fiscal 2012 were $167.4 million, a decrease of $33.6 million, or 16.7%, from fiscal 2011. Net sales decreased because of lower volumes and the impact of customer and price/product mix. Net sales were down 7.3% due to lower volumes in both consumer electronics and EDV applications. For consumer electronics, sales volumes were lower due to weakness in end-market demand and capacity limitations in the prior year, which caused us to miss some sales qualification opportunities for devices being sold in the market today. Consumer electronics demand is typically cyclical and economically sensitive in the short term. For EDV applications, sales volumes declined because inventory levels built up in the supply chain in 2011 were reduced in 2012 as end-market demand was less than originally premised. Net sales declined by 7.2% due to changes in customer mix, as our larger, lower-priced customers represented a larger percentage of total sales. Pricing for lithium battery separators is volume based, with higher volume customers receiving lower sales prices. Net sales declined by 2.2% due to price/product mix.

        We expect overall demand for EDVs to be higher in 2013 based on customer forecasts, the recent startup of new battery and EDV production facilities, continued momentum in planned EDV launches and the impact of the prior year reduction of inventory levels in the supply chain that is not expected to repeat during 2013.

        Segment operating income.    Segment operating income was $47.2 million, a decrease of $43.9 million, or 48.2%, from fiscal 2011. Segment operating income as a percent of net sales was 28.2% for fiscal 2012 compared to 45.3% for fiscal 2011. The decrease in segment operating income and segment operating income margin was due to lower sales and the costs associated with growth investments.

        Since 2009, we have completed five separate capacity expansions and added the fixed costs required to operate the new capacity, including costs to start-up and qualify portions of the equipment and non-cash depreciation expense of $6.7 million in 2012. We completed the start-up and qualification process for a portion of the capacity at our new Concord production facility during 2012. The final phase of new capacity at Concord will be qualified and ramped-up as demand develops. Excluding the final phase of expansion at Concord, we have total production capacity sufficient to generate approximately $400.0 million in annual lithium battery separator sales, depending on the mix of products and grades produced. During 2012, sales were $167.4 million, which is greater than 40% of our current production capacity in terms of sales.

        The key driver of profitability is sales and the resulting benefit of higher production volumes. Because this is a low variable production cost business, operating income and operating income margins fluctuate primarily based on production volumes and the application of fixed costs to those production volumes. When sales volumes increase, operating income margins increase as the production cost per unit is lower due to the allocation of fixed costs to more units of production. Conversely, when sales volumes decline, operating income margins decrease as the production cost per unit is higher due to the allocation of fixed costs to less units of production. Because of this, we expect segment operating income and segment operating income margins to improve as the costs associated with our capacity expansions are allocated to more units of production as sales increase.

        During the fourth quarter of 2012, we reduced headcount which will reduce operating costs by approximately $2.0 million on an annualized basis beginning in 2013. We will continue to monitor and adjust our capacity and cost structure to meet expected levels of demand.

Fiscal 2011 compared with fiscal 2010

        Net sales.    Net sales for fiscal 2011 were $201.0 million, an increase of $70.0 million, or 53.4%, from fiscal 2010. Net sales increased by $76.8 million due to higher volumes, offset by $6.8 million of customer mix and price/product mix. The increase in sales volume was driven primarily by growing demand for EDV applications, continued growth in consumer electronics and the benefit of new capacity from the first phase of our Charlotte, North Carolina expansion. Pricing for lithium battery separators is volume based, with higher volume customers receiving lower sales prices. The decline in sales relating to mix and price was due to the increase in sales to larger volume customers.

        Segment operating income.    Segment operating income was $91.1 million, an increase of $39.7 million, or 77.2%, from fiscal 2010. Segment operating income as a percent of net sales was 45.3% for fiscal 2011 compared to 39.2% for fiscal 2010. The increase in segment operating income and segment operating income margin was due to higher production volumes and production efficiencies, offset to some extent by growth investments associated with new capacity.

Transportation and Industrial

Fiscal 2012 compared with fiscal 2011

        Net sales.    Net sales for fiscal 2012 were $367.7 million, a decrease of $4.2 million, or 1.1%, from fiscal 2011, as growth in Asia was more than offset by the $13.0 million negative effect of foreign currency translation and economic weakness in North America and Europe. Sales in Asia, which is the fastest growing market for lead-acid separators, increased 30% in fiscal 2012.

        Segment operating income.    Segment operating income was $83.2 million, a decrease of $12.9 million, or 13.4%, from fiscal 2011. Segment operating income as a percent of net sales was 22.6% for fiscal 2012 compared to 25.8% for fiscal 2011. The decrease in segment operating income and segment operating income margin was due to the costs of exporting goods from our U.S. and European manufacturing facilities to Asia and costs associated with growth investments to meet growing demand in Asia.

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

        Segment operating income.    Segment operating income was $96.1 million, an increase of $17.0 million, or 21.5%, from fiscal 2010. Segment operating income as a percent of net sales was 25.8% for fiscal 2011 compared to 25.1% for fiscal 2010. The increase in segment operating income and segment operating income margin was due to higher production volumes and production efficiencies, offset to some extent by higher costs associated with growth investments. Higher raw material costs were offset with price increases.

Separations Media

Fiscal 2012 compared with fiscal 2011

        Net sales.    Net sales for fiscal 2012 were $182.3 million, a decrease of $7.9 million, or 4.2%, from fiscal 2011, as higher sales in both healthcare and filtration and specialty products were more than offset by the $11.4 million negative effect of foreign currency translation.

        Segment operating income.    Segment operating income was $52.5 million, a decrease of $2.2 million, or 4.0%, from fiscal 2011. Segment operating income as a percent of net sales was 28.8% in fiscal 2012 and fiscal 2011.

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

        Segment operating income.    Segment operating income was $54.7 million, an increase of $4.0 million, or 7.9%, from fiscal 2010. Segment operating income as a percent of net sales was 28.8% for fiscal 2011 compared to 29.7% for fiscal 2010. The increase in segment operating income was due to higher sales, offset to some extent by higher energy costs and costs associated with our new capacity.

Corporate and other costs

        Corporate and other costs include costs associated with the corporate office and other costs that are not allocated to the reporting segments for segment reporting purposes, including amortization of identified intangible assets and performance-based incentive compensation.

        Fiscal 2012 compared with fiscal 2011.    Corporate and other costs for fiscal 2012 were $24.8 million, compared to $42.5 million for fiscal 2011. The decrease was primarily due to lower performance-based incentive compensation expense and a decline in amortization expense as certain intangible assets became fully amortized.

        Fiscal 2011 compared with fiscal 2010.    Corporate and other costs for fiscal 2011 were $42.5 million, compared to $44.6 million for fiscal 2010. The decrease was primarily due to lower performance-based incentive compensation expense.

Foreign Operations

        As of December 29, 2012, we manufacture our products at 16 strategically located facilities in the United States, Europe and Asia. Net sales from the foreign locations were $467.1 million (65.1% of consolidated sales), $463.2 million (60.7% of consolidated sales) and $384.8 million (62.4% of consolidated sales) for fiscal 2012, 2011 and 2010, respectively. Pre-tax income from foreign production facilities was $77.1 million (76.0% of consolidated pre-tax income), $75.5 million (48.1% of consolidated pre-tax income) and $70.7 million (79.8% of consolidated pre-tax income) for fiscal 2012, 2011 and 2010, respectively. The fluctuation in the relationship between foreign net sales and foreign pre-tax income as a percent of consolidated amounts is due primarily to the mix of operating results between segments. The majority of sales and pre-tax income from U.S. production facilities is attributable to the electronics and EDVs segment, where we primarily produce in the U.S. for customers located in Asia. Pre-tax income in the U.S. includes corporate expenses. The majority of sales and pre-tax income from foreign production facilities is attributable to the transportation and industrial and separations media segments. In the transportation and industrial segment, we have production facilities in the U.S., Europe and Asia and generally produce in the same geographic region that we sell, though we do export some production from U.S. and European facilities to meet growing demand in Asia. In the separations media segment, the majority of production is at our manufacturing facility in Germany and sales are made to customers worldwide. In 2012, U.S. operating results as a percent of consolidated amounts was lower because of a decline in sales and profitability in the electronics and EDVs segment and higher stock-based compensation expense in the U.S. Foreign sales and profitability increased as a percent of consolidated results as growth in the transportation and industrial and separations media segments occurred primarily outside of the U.S. In 2011, U.S. operating results as a percent of consolidated amounts was higher because of an increase in sales and profitability in the electronics and EDVs segment as compared to 2010. The amount of pre-tax income generated by production facilities within business segments was not significantly impacted by differences in economic, regulatory, geographic or other competitive factors.

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

Liquidity and capital resources

        During 2012, cash and cash equivalents decreased by $47.7 million, as cash generated from operations and cash on hand were used to fund growth investments and repay borrowings under the senior credit agreement.

        Operating activities.    Net cash provided by operating activities was $104.8 million in fiscal 2012, consisting of cash generated from operations of $159.1 million, partially offset by a net increase in working capital. Accounts receivable and days sales outstanding were consistent with the prior year, and we have not experienced significant changes in accounts receivable aging or customer payment terms and believe that we have adequately provided for potential bad debts. The increase in inventory was due to higher levels of raw materials and work-in-process/finished goods. The increase in raw materials was associated with new production capacity and the timing of bulk raw material purchases. Work-in-process/finished goods inventory increased from 45 days sales in ending inventory in the fourth quarter of 2011 to 59 days in the fourth quarter of 2012. In 2011, we were operating at high levels of capacity utilization and as a result, inventory and inventory days were low. During 2012, we added new production capacity and increased work-in-process and finished goods levels in order to maintain flexibility to meet customer needs and capture growth. We produce inventory to meet expected future customer demand, which is based on a number of factors, including discussions with customers, customer forecasts and industry and economic trends. Inventory is generally not subject to obsolescence and does not have a shelf life, and we do not believe there is a significant risk of inventory impairment. Accounts payable and accrued liabilities decreased primarily due to the timing of payments and lower accrued variable incentive compensation under performance-based compensation plans.

        Investing activities.    In fiscal 2012, total capital expenditures were $137.1 million, net of DOE grant awards of $1.7 million. Capital expenditures were primarily related to capacity expansions in our electronics and EDVs segment. We have substantially completed our capacity expansion projects and currently estimate capital expenditures to be $50.0 million in fiscal 2013. As of December 29, 2012, we had $152.2 million of construction in progress, primarily related to the expansions in the electronics and EDVs segment, portions of which will be qualified and ramped up over time as market demand develops.

        Financing activities.    On June 29, 2012, we refinanced our senior secured credit agreement with a new senior secured credit agreement. In connection with the refinancing, we borrowed $50.0 million under a new $150.0 million revolving credit facility and $300.0 million under a new term loan facility, the proceeds of which were used to repay outstanding principal and interest under the previous credit agreement and pay loan acquisition costs of $6.2 million. We repaid $15.0 million of borrowings under the revolving credit facility in the fourth quarter of 2012 and made scheduled principal payments on debt of $4.7 million in fiscal 2012.

        We intend to fund our ongoing operations with cash on hand, cash generated by operations and borrowings under the senior secured credit agreement. As of December 29, 2012, approximately 60% of our cash and cash equivalents were held by foreign subsidiaries. There were no significant restrictions on our ability to transfer funds with and among subsidiaries, or any material adverse tax consequences that would impact our ability to transfer funds held by foreign subsidiaries to the U.S.

        Beginning in 2013, cash flows from operations and lower capital expenditures position us to generate significant amounts of cash. In addition, the FTC has ordered us to divest substantially all of the assets acquired in connection with the 2008 acquisition of Microporous. We are pursuing our legal options and at the same time, evaluating alternatives for these assets. If we divest of all or a portion of these assets, we would intend to sell the assets at fair market value which would provide additional cash. As we transition into a period of substantial cash generation, we intend to maintain a total leverage ratio, defined in our credit agreement as the ratio of total indebtedness (total debt less cash on hand of up to $50.0 million) to adjusted EBITDA (as defined in our credit agreement and calculated below), of approximately 3.0x, while also evaluating other alternatives for cash, including returning value to shareholders through share repurchases. On February 19, 2013, the Board of Directors authorized the repurchase of up to 4.0 million shares of our common stock by December 31, 2013. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The stock repurchases may be made from time to time on the open market or in privately negotiated transactions. The stock repurchase program does not require us to repurchase any specific number of shares, and we may terminate the repurchase program at any time. The cash proceeds received from any potential divestiture of all or a portion of the Microporous assets in Piney Flats, Tennessee, and Feistritz, Austria, may be a factor in the amount of shares repurchased.

        Our credit agreement provides for a $300.0 million term loan facility ($296.3 million outstanding at December 29, 2012) and a $150.0 million revolving credit facility ($35.0 million outstanding at December 29, 2012). At December 29, 2012, the Company had $115.0 million of borrowings available under the revolving credit facility. The term loan facility and the revolving credit facility mature in June 2017. Because we intend to pay back outstanding borrowings under the revolving credit facility within the next twelve months, we have classified these borrowings as current liabilities.

        Interest rates under the senior secured credit agreement are, at our option, equal to either an alternate base rate or Eurocurrency base rate plus a specified margin. At December 29, 2012, the interest rate on borrowings under the senior secured credit agreement was 2.71%.

        Under the credit agreement, we are required to maintain a maximum ratio of indebtedness to adjusted EBITDA and a minimum ratio of adjusted EBITDA to cash interest expense. Adjusted EBITDA, as defined under the senior secured credit agreement, was as follows:

(in millions)	Fiscal 2012
Net income	$71.0
Add/Subtract:
Depreciation and amortization expense	55.7
Interest expense, net	36.0
Income taxes	30.5
Stock-based compensation	16.3
Foreign currency loss	0.6
Loss on disposal of property, plant and equipment	1.0
Costs related to the FTC litigation	0.3
Write-off of loan acquisition costs associated with refinancing of senior credit agreement	2.5
Other non-cash or non-recurring charges	0.2

Adjusted EBITDA	$214.1

        As of December 29, 2012, the calculation of the senior leverage ratio, as defined under the senior secured credit agreement, was as follows:

(in millions)	Fiscal 2012
Indebtedness(1)	$286.4
Adjusted EBITDA	$214.1
Actual senior leverage ratio	1.34x
Required maximum senior leverage ratio	2.50x

(1)
Calculated as the sum of outstanding borrowings under the senior secured credit agreement, less cash on hand (not to exceed $50.0 million).

        As of December 29, 2012, the calculation of the interest coverage ratio, as defined under the senior secured credit agreement, was as follows:

(in millions)	Fiscal 2012
Adjusted EBITDA	$214.1
Interest expense, net(1)	$36.2
Actual interest coverage ratio	5.91x
Required minimum interest coverage ratio	3.00x

(1)
Calculated as cash interest expense, as defined under the senior secured credit agreement, for the twelve months ended December 29, 2012.

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

        Future debt service payments are expected to be paid out of cash flows from operations, borrowings on our revolving credit facility and future refinancing of our debt. Our cash interest requirements for the next twelve months are estimated to be $36.8 million.

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

        In connection with the acquisition of Membrana in 2002, we recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for us to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. The environmental reserve for the Membrana facility, which is denominated in euros, was $11.1 million at December 29, 2012. We anticipate the expenditures associated with the reserve will be made in the next twelve months.

        We have indemnification agreements for certain environmental matters from Acordis and Akzo, the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis's successors. Akzo's indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. We will receive indemnification payments under the indemnification agreements after expenditures are made against approved claims. At December 29, 2012, amounts receivable, which are denominated in euros, under the indemnification agreements were $11.5 million.

Contractual Obligations

        The following table sets forth our contractual obligations at December 29, 2012. Some of the amounts included in this table are based on management's estimates and assumptions about these obligations, including their duration, anticipated actions by third parties and other actions. Because these estimates and assumptions are necessarily subjective, the timing and amount of payments under these obligations may vary from those reflected in this table. For more information on these obligations, see the notes to consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data."

	Payment due by Period
(in millions)	Total	2013	2014 - 2015	2016 - 2017	Thereafter
Revolving credit facility and long-term debt(1)	$331.3	$50.0	$41.3	$240.0	$—
7.5% senior notes	365.0	—	—	365.0	—
Cash interest payments(2)	172.6	36.8	70.6	65.2	—
Operating lease obligations(3)	12.0	3.2	4.0	2.3	2.5

	$880.9	$90.0	$115.9	$672.5	$2.5

(1)
Borrowings under the revolving credit facility mature in June 2017. We intend to pay back outstanding borrowings under the revolving credit facility within the next twelve months.

(2)
Includes cash interest requirements on the term loan facility and the 7.5% senior notes through maturity in 2017 and on the revolving credit facility through the expected repayment date in 2013.

  Interest rates under the term loan facility and the revolving credit facility are variable and the table assumes that these rates are the same rates that were in effect at December 29, 2012.

(3)
We lease certain equipment and facilities under operating leases. Some lease agreements provide us with the option to renew the lease agreement. Our future operating lease obligations would change if we exercised these renewal options. For leases denominated in foreign currencies, the table assumes that the exchange rate of the dollar to the respective foreign currencies is the period average rate for 2012 for all periods presented.

(4)
As discussed in the notes to consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data," we have long-term liabilities for pension obligations of $103.5 million as of December 29, 2012. Our contributions for these benefit plans are not included in the table above since the timing and amount of payments are dependent upon many factors, including when an employee retires or leaves the Company, certain benefit elections by employees, return on plan assets, minimum funding requirements and foreign currency exchange rates. We estimate that contributions to the pension plans in fiscal 2013 will be $1.8 million.

(5)
As discussed in the notes to consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data," we have recorded a liability at December 29, 2012 of $9.4 million for unrecognized tax benefits. Payments related to this liability are not included in the table above since the timing and actual amounts of the payments, if any, are not known.

(6)
As discussed in the notes to consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data," we have a net environmental receivable of $0.4 million, consisting of an environmental obligation of $11.1 million offset by the related indemnification receivable of $11.5 million. Indemnification payments are received after expenditures are made against approved claims. As a result, we expect to make environmental obligation payments and receive indemnification payments over the next twelve months.

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

Interest rate risk

        At December 29, 2012, we had fixed rate debt of $365.0 million and variable rate debt of $331.3 million. To reduce the interest rate risk inherent in our variable rate debt, we may utilize interest rate derivatives. As of December 29, 2012, there were no outstanding interest rate derivatives. The pre-tax earnings and cash flow impact resulting from a 100 basis point increase in interest rates on our variable rate debt, holding other variables constant, would be $3.3 million per year.

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

        The dollar/euro exchange rates used in our financial statements for the fiscal years ended as set forth below were as follows:

	2012	2011	2010
Period end rate	1.3225	1.2950	1.3342
Period average rate	1.2862	1.3935	1.3294

        Our strategy for management of currency risk relies primarily on conducting our operations in a country's respective currency and may, from time to time, involve foreign currency derivatives. As of December 29, 2012, we did not have any foreign currency derivatives outstanding.

Item 8.    Financial Statements and Supplementary Data

        The Company's report of independent registered public accounting firm and consolidated financial statements and related notes appear on the following pages of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors
of Polypore International, Inc.

        We have audited the accompanying consolidated balance sheets of Polypore International, Inc. as of December 29, 2012 and December 31, 2011, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 29, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polypore International, Inc. at December 29, 2012 and December 31, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Polypore International, Inc.'s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina
February 26, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors
of Polypore International, Inc.

        We have audited Polypore International, Inc.'s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Polypore International, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Polypore International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Polypore International, Inc. as of December 29, 2012 and December 31, 2011, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 29, 2012 of Polypore International, Inc. and our report dated February 26, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina
February 26, 2013

Polypore International, Inc.

Consolidated balance sheets

(in thousands, except share data)	December 29, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$44,873	$92,574
Accounts receivable, net	137,315	134,016
Inventories	119,909	90,444
Deferred income taxes	21,693	3,171
Prepaid and other	23,506	21,560

Total current assets	347,296	341,765
Property, plant and equipment, net	638,801	527,778
Goodwill	469,319	469,319
Intangibles and loan acquisition costs, net	121,729	133,586
Other	8,927	9,431

Total assets	$1,586,072	$1,481,879

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$32,316	$34,332
Accrued liabilities	45,872	61,907
Income taxes payable	1,603	5,881
Current portion of debt	50,000	3,682

Total current liabilities	129,791	105,802
Debt, less current portion	646,250	705,836
Pension obligations, less current portion	103,491	78,086
Deferred income taxes	98,667	76,601
Other	25,036	16,161
Commitments and contingencies
Shareholders' equity:
Preferred stock—15,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value—200,000,000 shares authorized, 46,627,064 and 46,499,180 issued and outstanding at December 29, 2012 and December 31, 2011	466	465
Paid-in capital	545,196	527,243
Retained earnings (accumulated deficit)	55,768	(15,183)
Accumulated other comprehensive loss	(22,353)	(17,127)

Total Polypore shareholders' equity	579,077	495,398
Noncontrolling interest	3,760	3,995

Total shareholders' equity	582,837	499,393

Total liabilities and shareholders' equity	$1,586,072	$1,481,879

See notes to consolidated financial statements

Polypore International, Inc.

Consolidated statements of income

(in thousands, except per share data)	Year ended December 29, 2012	Year ended December 31, 2011	Year ended January 1, 2011
Net sales	$717,373	$763,074	$616,625
Cost of goods sold	453,459	441,013	369,767

Gross profit	263,914	322,061	246,858
Selling, general and administrative expenses	123,903	132,596	113,938

Operating income	140,011	189,465	132,920
Other (income) expense:
Interest expense, net	36,049	34,384	46,747
Foreign currency and other	(28)	(2,018)	(1,347)
Write-off of loan acquisition costs associated with refinancing of senior credit agreement	2,478	—	—
Costs related to purchase of 8.75% senior subordinated notes	—	—	2,263
Gain on sale of Italian subsidiary	—	—	(3,327)

	38,499	32,366	44,336

Income before income taxes	101,512	157,099	88,584
Income taxes	30,561	51,859	25,009

Net income	$70,951	$105,240	$63,575

Net income per share:
Basic	$1.52	$2.28	$1.43
Diluted	$1.50	$2.23	$1.39
Weighted average shares outstanding:
Basic	46,540,385	46,182,204	44,562,421
Diluted	47,229,595	47,119,997	45,748,058

See notes to consolidated financial statements

Polypore International, Inc.

Consolidated statements of comprehensive income

(in thousands)	Year ended December 29, 2012	Year ended December 31, 2011	Year ended January 1, 2011
Net income	$70,951	$105,240	$63,575
Other comprehensive income (loss):
Foreign currency translation adjustment	10,058	(13,479)	16,775
Change in net actuarial loss and prior service credit	(20,883)	(6,999)	(7,476)
Income tax benefit related to other comprehensive income	5,599	3,082	4,319

Other comprehensive income (loss)	(5,226)	(17,396)	13,618

Comprehensive income	$65,725	$87,844	$77,193

See notes to consolidated financial statements

Polypore International, Inc.

Consolidated statements of shareholders' equity

(in thousands, except share data)	Shares of Common Stock	Common Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
Balance at January 2, 2010	44,417,326	$444	$481,248	$(183,998)	$(13,349)	$—	$284,345
Net income for the year ended January 1, 2011	—	—	—	63,575	—	—	63,575
Stock-based compensation	—	—	2,295	—	—	—	2,295
Stock option exercises	1,161,815	12	6,848	—	—	—	6,860
Excess tax benefit from stock-based compensation	—	—	6,769	—	—	—	6,769
Restricted stock grants	3,416	—	—	—	—	—	—
Noncontrolling interest	—	—	—	—	—	581	581
Change in net actuarial loss and prior service credit, net of income tax benefit of $2,311	—	—	—	—	(5,165)	—	(5,165)
Foreign currency translation adjustment, net of income tax benefit of $2,008	—	—	—	—	18,783	7	18,790

Balance at January 1, 2011	45,582,557	456	497,160	(120,423)	269	588	378,050
Net income for the year ended December 31, 2011	—	—	—	105,240	—	—	105,240
Stock-based compensation	—	—	9,298	—	—	—	9,298
Stock option exercises	912,243	9	6,649	—	—	—	6,658
Excess tax benefit from stock-based compensation	—	—	14,136	—	—	—	14,136
Restricted stock grants	4,380	—	—	—	—	—	—
Noncontrolling interest	—	—	—	—	—	3,350	3,350
Change in net actuarial loss and prior service credit, net of income tax benefit of $2,187	—	—	—	—	(4,812)	—	(4,812)
Foreign currency translation adjustment, net of income tax benefit of $895	—	—	—	—	(12,584)	57	(12,527)

Balance at December 31, 2011	46,499,180	465	527,243	(15,183)	(17,127)	3,995	499,393
Net income for the year ended December 29, 2012	—	—	—	70,951	—	—	70,951
Stock-based compensation	—	—	16,278	—	—	—	16,278
Stock option exercises	116,183	1	1,337	—	—	—	1,338
Excess tax benefit from stock-based compensation	—	—	338	—	—	—	338
Restricted stock grants	11,701	—	—	—	—	—	—
Noncontrolling interest	—	—	—	—	—	(242)	(242)
Change in net actuarial loss and prior service credit, net of income tax benefit of $5,848	—	—	—	—	(15,035)	—	(15,035)
Foreign currency translation adjustment, net of income tax expense of $249	—	—	—	—	9,809	7	9,816

Balance at December 29, 2012	46,627,064	$466	$545,196	$55,768	$(22,353)	$3,760	$582,837

See notes to consolidated financial statements

Polypore International, Inc.

Consolidated statements of cash flows

(in thousands)	Year ended December 29, 2012	Year ended December 31, 2011	Year ended January 1, 2011
Operating activities:
Net income	$70,951	$105,240	$63,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	42,320	34,812	31,492
Amortization expense	13,347	16,530	16,415
Amortization of loan acquisition costs	2,471	2,454	2,621
Stock-based compensation	16,278	9,298	2,295
Loss on disposal of property, plant and equipment	971	375	1,120
Foreign currency (gain) loss	729	(2,065)	(1,416)
Excess tax benefit from stock-based compensation	(338)	(14,136)	(6,769)
Deferred income taxes	9,822	28,640	4,292
Write-off of loan acquisition costs associated with refinancing of senior credit agreement	2,478	—	—
Costs related to purchase of 8.75% senior subordinated notes	—	—	2,263
Gain on sale of Italian subsidiary	—	—	(3,327)
Changes in operating assets and liabilities:
Accounts receivable	(2,810)	(18,795)	(11,984)
Inventories	(28,304)	(15,614)	(6,198)
Prepaid and other current assets	3,603	(2,046)	3,805
Accounts payable and accrued liabilities	(23,003)	(661)	21,850
Income taxes payable	(4,098)	245	2,597
Other, net	369	556	4,576

Net cash provided by operating activities	104,786	144,833	127,207
Investing activities:
Purchases of property, plant and equipment, net	(137,111)	(156,330)	(68,787)
Payments associated with the stock sale of Italian subsidiary, net	—	—	(21,519)

Net cash used in investing activities	(137,111)	(156,330)	(90,306)
Financing activities:
Proceeds from new senior credit agreement	350,000	—	—
Principal payments in connection with refinancing of senior credit agreement	(342,291)	—	—
Principal payments on debt	(4,674)	(4,519)	(10,017)
Payments on revolving credit facility	(15,000)	—	—
Loan acquisition costs	(6,228)	(627)	(7,954)
Proceeds from stock option exercises	1,338	6,658	6,860
Excess tax benefit from stock-based compensation	338	14,136	6,769
Noncontrolling interest	(242)	1,936	581
Proceeds from issuance of 7.5% senior notes	—	—	365,000
Purchase of 8.75% senior subordinated notes	—	—	(422,549)

Net cash provided by (used in) financing activities	(16,759)	17,584	(61,310)
Effect of exchange rate changes on cash and cash equivalents	1,383	(3,468)	(611)

Net increase (decrease) in cash and cash equivalents	(47,701)	2,619	(25,020)
Cash and cash equivalents at beginning of year	92,574	89,955	114,975

Cash and cash equivalents at end of year	$44,873	$92,574	$89,955

Supplemental cash flow information
Cash paid for interest, net of capitalized interest	$33,284	$32,174	$46,468
Cash paid for income taxes, net of refunds	24,837	22,975	16,323

See notes to consolidated financial statements

Polypore International, Inc.

Notes to consolidated financial statements

1. Description of Business

        Polypore International, Inc. (the "Company") is a leading global high-technology filtration company that develops, manufactures and markets specialized microporous membranes used in separation and filtration processes. The Company has a global presence in the major geographic markets of North America, South America, Europe and Asia.

2. Accounting Policies

Basis of Presentation and Use of Estimates

        The accompanying consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries after elimination of intercompany accounts and transactions. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. Certain amounts previously presented in the consolidated financial statements for prior periods have been reclassified to conform to current classifications. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting Period

        The Company's fiscal year is the 52- or 53-week period ending the Saturday nearest to December 31. The fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011 included 52 weeks.

Revenue Recognition

        Revenue from product sales is recognized when a firm sales agreement is in place, delivery of the product has occurred and collectibility of the fixed and determinable sales price is reasonably assured. Amounts billed to customers for shipping and handling are recorded in "Net sales" in the accompanying consolidated statements of income. Shipping and handling costs incurred by the Company for the delivery of goods to customers are included in "Cost of goods sold" in the accompanying consolidated statements of income. Estimates for sales returns and allowances and product returns are recognized in the period in which the revenue is recorded. Product returns and warranty expenses were not material for all periods presented.

Cash Equivalents

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable and Concentrations of Credit Risk

        Accounts receivable potentially expose the Company to concentrations of credit risk. The Company provides credit in the normal course of business and performs ongoing credit evaluations on certain of its customers' financial condition, but generally does not require collateral to support such receivables. Accounts receivable, net of allowance for doubtful accounts, are carried at cost which approximates fair value. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The allowance for doubtful

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

2. Accounting Policies (Continued)

accounts was $3,026,000 and $2,681,000 at December 29, 2012 and December 31, 2011, respectively. The Company believes that the allowance for doubtful accounts is adequate to provide for potential losses resulting from uncollectible accounts. The Company charges accounts receivables off against the allowance for doubtful accounts when it deems them to be uncollectible on a specific identification basis.

Inventories

        Inventories are carried at the lower of cost or market using the first-in, first-out method of accounting and consist of:

(in thousands)	December 29, 2012	December 31, 2011
Raw materials	$44,285	$34,405
Work-in-process	28,051	15,456
Finished goods	47,573	40,583

	$119,909	$90,444

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation is computed for financial reporting purposes on the straight-line method over the estimated useful lives of the related assets. The estimated useful lives for buildings and land improvements range from 20 to 40 years and the estimated useful lives for machinery and equipment range from 5 to 15 years. Costs of the construction of certain long-term assets include capitalized interest which is amortized over the estimated useful life of the related asset. The Company capitalized interest of $2,638,000, $3,344,000 and $1,432,000 in 2012, 2011 and 2010, respectively. Repair and maintenance costs, which include indirect labor and employee benefits associated with maintenance personnel and utility, maintenance and repair costs for equipment and facilities utilized in the manufacturing process, are treated as inventoriable costs. Major planned maintenance activities outside of the normal production process are capitalized as property, plant and equipment if the costs are expected to provide future benefits by increasing the service potential of the asset to which the repair or maintenance applies.

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

Goodwill, Intangible Assets and Loan Acquisition Costs

        Goodwill and indefinite-lived intangible assets are not amortized, but are subject to annual impairment testing unless circumstances dictate more frequent assessments. The Company performs its annual impairment assessment as of the first day of the fourth quarter of each fiscal year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. The Company's reporting units are at the operating segment level.

        In September 2011, the FASB amended the accounting guidance on annual goodwill impairment testing to allow companies the option to assess certain qualitative factors or use the quantitative

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

2. Accounting Policies (Continued)

two-step goodwill impairment test. The guidance states that if a company chooses the option to assess certain qualitative factors and determines, based on the assessment of qualitative factors, that it is more likely than not that the carrying amount of a reporting unit is less than its fair value, then the first and second steps of the quantitative goodwill impairment test are unnecessary. However, if a qualitative assessment is performed and indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test must be performed at the reporting unit level.

        When performing a quantitative two-step goodwill impairment test, step one compares the fair value of the Company's reporting units to their carrying amount. The fair value of the reporting unit is determined using the income approach, corroborated by comparison to market capitalization and key multiples of comparable companies. Under the income approach, the Company determines fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit's carrying amount exceeds its fair value, the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit's assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to the excess.

        In July 2012, the FASB issued accounting guidance on the annual testing of indefinite-lived intangible assets for impairment that allows companies the option to assess certain qualitative factors or use the quantitative impairment test. The guidance states that if a company chooses the option to assess certain qualitative factors and determines, based on the assessment of qualitative factors, that it is not more likely than not that an indefinite-lived intangible asset might be impaired, it is unnecessary to perform the quantitative impairment test. For indefinite-lived intangible assets, if a quantitative impairment test is performed, the fair value of the assets is compared to the carrying value and if the carrying value is greater, an impairment loss is recognized for the difference.

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

Stock-Based Compensation

        The Company records stock-based compensation based on the fair value of the award at the grant date. Stock-based compensation expense is recorded over the requisite service period using the straight-line method for service-based awards and in the service period corresponding to the performance target for performance-based awards. Excess tax benefits from employee stock option exercises are recorded as an increase to additional paid-in capital if an incremental tax benefit is realized following the ordering provisions of the tax law. Excess tax benefits are reported as a financing cash inflow rather than as a reduction of income taxes paid in the statement of cash flows.

Research and Development

        The cost of research and development is charged to expense as incurred and is included in "Selling, general and administrative expenses" in the accompanying consolidated statements of income. Research and development expense was $18,487,000, $17,555,000 and $14,752,000 in 2012, 2011 and 2010, respectively.

Government Grants

        Grant awards are recognized when there is reasonable assurance that the Company will receive the grant and comply with the conditions attached to the grant. For capital expenditures, the Company deducts grant awards from the cost of the related asset. For expense reimbursements, the Company deducts grant awards from the related expenses. The Company was awarded a $49,264,000 grant from the U.S. Department of Energy ("DOE") to help fund an expansion of its U.S. lithium battery separator production capacity. As of December 29, 2012, the Company has recognized and received the entire amount of the DOE grant. The Company has also been awarded state and local grants in connection with certain of its U.S. expansions.

        The Company recognized grant awards for capital expenditures of $1,670,000, $23,550,000 and $13,762,000 in 2012, 2011 and 2010 respectively. The Company recognized grant awards for expenses of $2,566,000, $4,715,000 and $2,731,000 in 2012, 2011 and 2010, respectively.

Net Income Per Share

        Basic net income per common share is based on the weighted-average number of common shares outstanding in each year. Diluted net income per common share considers the impact of dilution from stock options and unvested restricted stock shares as measured under the treasury stock method. Potential common shares that would increase net income per share amounts or decrease net loss per share amounts are antidilutive and excluded from the diluted net income per common share computation.

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

Fair Value of Financial Instruments

        The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates their fair value due to the short-term maturities of these assets and liabilities. The carrying amount of borrowings under the senior secured credit agreement approximates fair value because the interest rates adjust to market interest rates. The fair value of the 7.5% senior notes, based on a quoted market price and classified as level one in the fair value hierarchy, was $396,938,000 at December 29, 2012.

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

        As of December 29, 2012, the Company did not have any financial assets and liabilities required to be measured at fair value on a recurring basis. See Note 9 for pension assets measured at fair value on a recurring basis.

3. Property, Plant and Equipment

        Property, plant and equipment consist of:

(in thousands)	December 29, 2012	December 31, 2011
Land	$24,464	$23,907
Buildings and land improvements	158,196	139,431
Machinery and equipment	559,198	475,107
Construction in progress	152,201	101,796

	894,059	740,241
Less accumulated depreciation	255,258	212,463

	$638,801	$527,778

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

4. Goodwill

        There were no changes in the carrying amount of goodwill for the years ended December 29, 2012 and December 31, 2011, and the carrying amount of goodwill at those dates was as follows:

(in thousands)	Transportation and Industrial	Electronics and EDVs	Separations Media	Total
Goodwill	$352,154	$36,336	$212,279	$600,769
Accumulated impairment charges	(131,450)	—	—	(131,450)

	$220,704	$36,336	$212,279	$469,319

5. Intangibles, Loan Acquisition and Other Costs

        Intangibles, loan acquisition and other costs consist of:

		December 29, 2012		December 31, 2011
(in thousands)	Weighted Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible and other assets subject to amortization:
Customer relationships	18	$193,666	$98,210	$193,462	$86,567
Technology and patents	9	40,648	37,666	40,338	35,563
Loan acquisition costs	6	14,808	3,171	17,252	6,895
Trade names	15	400	129	400	102
Intangible assets not subject to amortization:
Trade names	Indefinite	11,383	—	11,261	—

		$260,905	$139,176	$262,713	$129,127

        Amortization expense, including amortization of loan acquisition costs classified as interest expense, was $15,818,000, $18,984,000 and $19,036,000 in 2012, 2011 and 2010, respectively. The Company's estimate of amortization expense for the next five years is as follows:

(in thousands)
2013	$14,332
2014	14,323
2015	14,318
2016	14,318
2017	13,584

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

6. Accrued Liabilities

        Accrued liabilities consist of:

(in thousands)	December 29, 2012	December 31, 2011
Compensation expense and other fringe benefits	$12,233	$26,449
Current portion of environmental reserve	11,092	11,873
Other	22,547	23,585

	$45,872	$61,907

7. Debt

        Debt, in order of priority, consists of:

(in thousands)	December 29, 2012	December 31, 2011
Senior credit agreement:
Revolving credit facility	$35,000	$—
Term loan facility	296,250	344,518

	331,250	344,518
7.5% senior notes	365,000	365,000

	696,250	709,518
Less current portion, including borrowings under the revolving credit facility	50,000	3,682

Long-term debt	$646,250	$705,836

        On June 29, 2012, the Company refinanced its previous senior secured credit agreement with a new senior secured credit agreement. The credit agreement provides for a $150,000,000 revolving credit facility ($50,000,000 of which was borrowed in connection with the refinancing) and a $300,000,000 term loan facility. The proceeds from the credit agreement were used to pay outstanding principal and interest under the previous credit agreement and loan acquisition costs of $6,228,000, which were capitalized and will be amortized over the life of the credit agreement. In connection with the refinancing, the Company wrote-off unamortized loan acquisition costs of $2,478,000 associated with the previous credit agreement. Interest rates under the credit agreement are, at the Company's option, equal to either an alternate base rate or the Eurocurrency base rate, plus a specified margin.

        The Company's domestic subsidiaries guarantee indebtedness under the credit agreement. Substantially all assets of the Company and its domestic subsidiaries and a first priority pledge of 66% of the voting capital stock of its foreign subsidiaries secure indebtedness under the credit agreement. The Company's ability to pay dividends on its common stock is limited under the terms of the credit agreement. The Company is also subject to certain financial covenants, including a maximum senior leverage ratio and a minimum interest coverage ratio. The Company was in compliance with all covenants as of December 29, 2012.

        At December 29, 2012, the Company had $35,000,000 outstanding under the revolving credit facility and $115,000,000 available for borrowing. The revolving credit facility matures in June 2017. The Company intends to pay back outstanding borrowings under the revolving credit facility within the

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

7. Debt (Continued)

next twelve months and accordingly, has included these borrowings in "Current portion of debt" in the accompanying December 29, 2012 consolidated balance sheet.

        The term loan matures in June 2017. Minimum scheduled principal repayments of the term loan are as follows:

(in thousands)
2013	$15,000
2014	16,875
2015	24,375
2016	33,750
2017	206,250

$296,250

        In 2010, the Company issued $365,000,000 aggregate principal amount of 7.5% senior notes due 2017. Interest on the notes is payable semi-annually on May 15 and November 15. The notes are effectively subordinated to all of the Company's existing and future secured debt and will rank senior to any of the Company's existing and future senior subordinated debt. The Company's domestic subsidiaries, subject to certain exceptions, guarantee the notes. At any time prior to November 15, 2013, the Company may redeem the notes, in whole or in part, at a price equal to 100% of the principal amount of the notes plus a make-whole premium. On or after November 15, 2013, the Company may redeem some or all of the notes at redemption prices specified in the indenture governing the notes. In addition, the Company may on any one or more occasions redeem up to 35% of the notes using the proceeds of certain equity offerings completed before November 15, 2013 at the redemption price defined in the indenture. The Company incurred loan acquisition costs of $8,581,000 in connection with the issuance of the notes.

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

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

8. Income Taxes

        Significant components of deferred tax assets and liabilities consist of:

(in thousands)	December 29, 2012	December 31, 2011
Deferred tax assets:
Pension obligations	$30,892	$21,211
Net operating loss carryforwards	17,705	36,070
Other	22,676	17,848

Total deferred tax assets	71,273	75,129
Valuation allowance	(3,797)	(9,580)

Net deferred tax assets	67,476	65,549
Deferred tax liabilities:
Property, plant and equipment	(96,668)	(87,458)
Goodwill and intangibles	(39,841)	(47,957)
Other	(7,941)	(3,564)

Total deferred tax liabilities	(144,450)	(138,979)

Net deferred taxes	$(76,974)	$(73,430)

        The valuation allowance decreased by $5,783,000. During 2012, the Company determined that it will not realize the benefit of certain net operating loss carryforwards that were previously fully offset by a valuation allowance because the carryforwards will be utilized during the period in which a tax holiday is in effect. Accordingly, the net operating loss carryforward and associated valuation allowance were eliminated from net deferred tax assets.

        Deferred taxes are reflected in the consolidated balance sheet as follows:

(in thousands)	December 29, 2012	December 31, 2011
Current deferred tax asset	$21,693	$3,171
Non-current deferred tax liability	(98,667)	(76,601)

Net deferred taxes	$(76,974)	$(73,430)

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits, which are included in "Other" non-current liabilities in the accompanying consolidated balance sheets, is as follows:

(in thousands)	December 29, 2012	December 31, 2011	January 1, 2011
Balance at beginning of year	$9,373	$8,103	$7,230
Increase related to prior year positions	62	1,270	1,161
Decrease related to settlements with taxing authorities	—	—	(288)

Balance at end of year	$9,435	$9,373	$8,103

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

8. Income Taxes (Continued)

        The amount of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate is $8,168,000, $8,045,000 and $7,812,000 as of December 29, 2012, December 31, 2011 and January 1, 2011, respectively. Accrued interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense and were $399,000, $362,000 and $337,000 at December 29, 2012, December 31, 2011 and January 1, 2011, respectively.

        The Company has operations in North America, Europe and Asia and files tax returns in numerous tax jurisdictions. The Company is not subject to income tax adjustments in the U.S. for tax years prior to 2005 and in foreign jurisdictions for tax years prior to 2004. Tax audits are currently being conducted on a German subsidiary for the tax years 2004 through 2008 and on a French subsidiary for the tax years 2006 through 2008. Although the outcome of tax audits is uncertain, management believes that adequate provisions have been made for potential liabilities resulting from such audits. Because audit outcomes and the timing of audit settlements are subject to significant uncertainty, the Company cannot make a reasonable estimate of the impact on earnings in the next twelve months from these audits. Management is not aware of any issues for open tax years that upon final resolution will have a material adverse effect on the Company's consolidated financial position, cash flows or operating results.

        At December 29, 2012, the Company has net operating loss carryforwards in the U.S. of $50,925,000 that expire beginning in 2027. The Company expects to utilize the U.S. net operating loss carryforwards during the next twelve months and has classified these amounts as current deferred tax assets in the accompanying December 29, 2012 consolidated balance sheet. The Company also has foreign net operating losses of $824,000 that expire at various dates beginning in 2015. The Company utilized approximately $36,311,000 of net operating loss carryfowards during 2012.

        Income before income taxes includes the following components:

	Year Ended
(in thousands)	December 29, 2012	December 31, 2011	January 1, 2011
United States	$24,410	$81,605	$17,900
Foreign	77,102	75,494	70,684

	$101,512	$157,099	$88,584

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

8. Income Taxes (Continued)

        Income tax expense consists of:

	Year Ended
(in thousands)	December 29, 2012	December 31, 2011	January 1, 2011
Current:
U.S. taxes on domestic income	$1,007	$1,021	$1,732
Foreign taxes	19,732	22,198	18,985

Total current	20,739	23,219	20,717
Deferred:
U.S. taxes on domestic income	10,117	29,940	8,120
Foreign taxes	(295)	(1,300)	(3,828)

Total deferred	9,822	28,640	4,292

	$30,561	$51,859	$25,009

        Income taxes at the Company's effective tax rate differed from income taxes at the statutory rate as follows:

	Year Ended
(in thousands)	December 29, 2012	December 31, 2011	January 1, 2011
Computed income taxes at the expected statutory rate	$35,529	$54,985	$31,004
State and local taxes	590	1,771	560
Foreign taxes	(7,722)	(6,553)	(10,712)
Other	2,164	1,656	4,157

Income tax expense	$30,561	$51,859	$25,009

        Taxes have been provided on earnings distributed and expected to be distributed by the Company's foreign subsidiaries. All other foreign earnings are undistributed and considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. The Company has not provided additional U.S. federal and state income taxes on an estimated $199,000,000 of undistributed earnings of consolidated foreign subsidiaries. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with this hypothetical calculation.

        The Company has entered into an agreement with the Board of Investment in Thailand under which, subject to certain limitations, 100% of the Company's income from manufacturing activities in Thailand was tax-free through 2010 and portions of income will be tax-free through 2019. The income tax benefits recognized from this tax holiday were $1,821,000, $2,300,000 and $2,128,000 in 2012, 2011 and 2010, respectively. The Company has entered into an agreement with the Ministry of Strategy and Finance in South Korea which, subject to certain limitations, effectively exempts 100% of the Company's income in South Korea from income taxes through 2016. The income tax benefit recognized from this tax holiday was $1,379,000 in 2012.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

9. Employee Benefit Plans

Pension Plans

        The Company and its subsidiaries sponsor multiple defined benefit pension plans based in subsidiaries located outside of the United States. The following table sets forth the funded status of the defined benefit pension plans:

(in thousands)	December 29, 2012	December 31, 2011
Change in benefit obligation
Benefit obligation at beginning of year	$(97,667)	$(90,881)
Service cost	(1,658)	(1,552)
Interest cost	(4,739)	(5,021)
Actuarial loss	(20,890)	(6,962)
Benefit payments	3,778	3,440
Foreign currency translation and other	(2,649)	3,309

Benefit obligation at end of year	(123,825)	(97,667)
Change in plan assets
Fair value of plan assets at beginning of year	17,895	19,729
Actual return on plan assets	1,794	241
Company contributions	2,230	1,848
Benefit payments	(3,778)	(3,440)
Foreign currency translation and other	388	(483)

Fair value of plan assets at end of year	18,529	17,895

Funded status at end of year	$(105,296)	$(79,772)

Amounts recognized in the consolidated balance sheet consist of:
Accrued liabilities	$(1,805)	$(1,686)
Pension obligations	(103,491)	(78,086)

Net amount recognized	$(105,296)	$(79,772)

Amounts recognized in accumulated other comprehensive income (loss), pre-tax, consist of:
Net actuarial loss	$35,987	$15,637
Prior service credit	(182)	(229)

Net amount recognized	$35,805	$15,408

        The funded status of the Company's pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. The funded status of the pension plans as of December 29, 2012 has decreased primarily as a result of lower discount rates being used to value the pension plans in 2012 as compared to 2011.

        The accumulated benefit obligation for all defined benefit pension plans was $114,425,000 and $90,931,000 at December 29, 2012 and December 31, 2011, respectively. Each of the Company's

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

9. Employee Benefit Plans (Continued)

defined benefit pension plans had accumulated benefit obligations in excess of plan assets at December 29, 2012.

        The following table provides the components of net periodic benefit cost:

	Year ended
(in thousands)	December 29, 2012	December 31, 2011	January 1, 2011
Service cost	$1,658	$1,552	$1,357
Interest cost	4,739	5,021	4,752
Expected return on plan assets	(844)	(910)	(1,068)
Amortization of prior service credit	(50)	(54)	(52)
Recognized net actuarial (gain) loss	472	69	(41)
Other	—	—	82

Net periodic benefit cost	$5,975	$5,678	$5,030

        The amount of prior service credit and net actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic benefit cost in 2013 is $1,680,000.

        Weighted average assumptions used to determine the benefit obligation and net periodic benefit costs consist of:

Weighted average assumptions as of the end of the year	December 29, 2012	December 31, 2011
Discount rate used to determine the benefit obligation	3.60%	4.90%
Discount rate used to determine the net periodic benefit costs	4.90%	5.40%
Expected return on plan assets	4.00%	4.00%
Rate of compensation increase	2.52%	2.53%

        The Company's pension plan assets are invested to obtain a reasonable long-term rate of return at an acceptable level of investment risk. Risk tolerance is established through consideration of plan liabilities, plan funded status and corporate financial condition. Investment risk is measured and monitored on an ongoing basis through periodic investment portfolio reviews, liability measurements and asset/liability studies. The Company's expected return on plan assets is based on historical market data for each asset class and expected market conditions. The assets in the pension plans are diversified across equity and fixed income investments, except for certain pension plans funded by insurance contracts. The investment portfolio has target allocations of approximately 23% equity and 77% fixed income. The actual portfolio allocation was 19% equity, 42% bonds and 39% insurance contracts at December 29, 2012 and was 18% equity, 45% bonds and 37% insurance contracts at December 31, 2011. The equity securities are considered level one securities in the fair value hierarchy and primarily include investments in European companies. The bonds, which are primarily investment grade European bonds, and insurance contracts are level two securities.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

9. Employee Benefit Plans (Continued)

        In 2013, the Company expects to contribute $1,805,000 to its pension plans. The estimated future benefit payments expected to be paid for each of the next five years and the sum of payments expected for the next five years thereafter are:

(in thousands)
2013	$3,562
2014	3,672
2015	3,847
2016	4,138
2017	4,525
2018 - 2022	28,253

401(k) Plans

        The Company sponsors a 401(k) plan for U.S. salaried employees. Salaried employees are eligible to participate in the plan on January 1, April 1, July 1 or October 1 after their date of employment. Under the plan, employer contributions are defined as 5.00% of a participant's base salary plus a matching of employee contributions allowing for a maximum matching contribution of 3.00% of a participant's earnings. The cost of the plan recognized as expense was $4,283,000, $3,540,000 and $2,557,000 in 2012, 2011 and 2010, respectively.

        The Company sponsors a 401(k) plan for U.S. hourly employees subject to collective bargaining agreements. Depending on the applicable collective bargaining agreement, employer basic contributions are defined as 3.00% or 3.50% of a participant's base earnings plus a company matching contribution, limited to certain maximum percentage contributions. The Company also makes a separate contribution for employees who were hired prior to January 1, 2000 and who are not eligible for certain other benefit plans. The cost of the plan recognized as expense was $650,000, $664,000 and $592,000 in 2012, 2011 and 2010, respectively.

10. Environmental Matters

        Environmental obligations are accrued when such expenditures are probable and reasonably estimable. The amount of liability recorded is based on currently available information, including the progress of remedial investigations, current status of discussions with regulatory authorities regarding the method and extent of remediation, presently enacted laws and existing technology. Accruals for estimated losses from environmental obligations are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value. The Company does not currently anticipate any material loss in excess of the amounts accrued. However, the Company's future remediation expenses may be affected by a number of uncertainties including, but not limited to, the difficulty in estimating the extent and method of remediation, the evolving nature of environmental regulations and the availability and application of technology. The Company does not expect the resolution of such uncertainties to have a material adverse effect on its consolidated financial position or liquidity. Recoveries of environmental costs from other parties are recognized as assets when receipt is deemed probable.

        In connection with the acquisition of Membrana GmbH ("Membrana") in 2002, the Company recorded a reserve for environmental obligations. The reserve provides for costs to remediate known

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

10. Environmental Matters (Continued)

environmental issues and operational upgrades which are required in order for the Company to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. The environmental reserve for the Membrana facility, which is denominated in euros, was $11,079,000 and $11,957,000 at December 29, 2012 and December 31, 2011, respectively. The Company anticipates the expenditures associated with the reserve will be made in the next twelve months and includes the current portion of the reserve in "Accrued liabilities" in the accompanying consolidated balance sheets.

        The Company has indemnification agreements for certain environmental matters from Acordis A.G. ("Acordis") and Akzo Nobel N.V. ("Akzo"), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis's successors. Akzo's indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. The Company receives indemnification payments under the indemnification agreements after expenditures are made against approved claims. At December 29, 2012 and December 31, 2011, the amounts receivable, which are denominated in euros, under the indemnification agreements were $11,542,000 and $12,099,000, respectively. The Company includes the current portion of the receivable in "Prepaid and other" in the accompanying consolidated balance sheets.

11. Commitments and Contingencies

Leases

        The Company leases certain equipment and facilities under operating leases. Rent expense under operating leases was $3,627,000, $2,750,000 and $2,279,000 in 2012, 2011 and 2010, respectively.

        Future minimum operating lease payments at December 29, 2012 are:

(in thousands)
2013	$3,170
2014	2,427
2015	1,576
2016	1,142
2017	1,132
Thereafter	2,512

$11,959

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

Collective Bargaining Agreements

        On December 29, 2012, approximately 30% of the Company's employees were represented under collective bargaining agreements. A majority of those employees are located in Germany and France and are represented under industry-wide agreements that are subject to national and local government regulations. Labor unions also represent the Company's employees in Owensboro, Kentucky, and Corydon, Indiana. The collective bargaining agreement at the Corydon facility, covering approximately 3% of the Company's workers, expires in August 2013.

Federal Trade Commission Litigation

        On September 9, 2008, the Federal Trade Commission (the "FTC") issued an administrative complaint against the Company alleging that the February 29, 2008 acquisition of Microporous Holding Corporation, the parent company of Microporous Products L.P. ("Microporous"), and the Company's related actions have substantially lessened competition in North American markets for lead-acid battery separators. After challenging the complaint before an Administrative Law Judge of the FTC and subsequently before the Commissioners of the FTC, the Company was ordered to divest substantially all of the Microporous assets that were acquired in February 2008.

        On January 28, 2011, the Company filed a petition with the U.S. Court of Appeals for the 11th Circuit to review the FTC's November 5, 2010 order and opinion. On July 11, 2012, the 11th Circuit affirmed the FTC's decision. The Company believes that this decision is inconsistent with the law and the facts presented at the hearing and that the Microporous acquisition is and will continue to be beneficial to its customers and the industry. Therefore, on January 15, 2013, the Company filed an appeal with the U.S. Supreme Court.

        The Company believes that a final judicial resolution to the challenge by the FTC to the Microporous acquisition could take several months to a year. Although it is difficult to predict the outcome, timing or impact of this matter at this time, the Company believes that the final resolution will not have a material adverse impact on its business or financial condition.

        The Company's core energy storage business produces polymer-based membrane battery separators used in transportation, industrial and consumer electronics applications. The acquisition of the Microporous business extended the Company's product portfolio into the niche, mature deep cycle market for rubber-based battery separators, with considerable overlap to customers it currently serves with other products. The Company does not believe that a required divestiture of all or a portion of the Microporous assets would significantly impact its core energy storage business or the long-term growth drivers impacting this business, including growth in Asia, demand for consumer electronics and growing demand for electric drive vehicles.

        For the fiscal year ended December 29, 2012, the Microporous business represented approximately 10% of consolidated revenue and approximately 13% of consolidated operating income, including the facility that the Company completed and shifted production to in Feistritz, Austria post-acquisition. At December 29, 2012, Microporous assets were less than 5% of consolidated assets. The impact of a final resolution to this matter may be affected by a number of uncertainties, including, but not limited to,

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

11. Commitments and Contingencies (Continued)

whether the Company is required to divest all or a portion of the Microporous assets, the timing of a potential divestiture, the proceeds of such a divestiture and the incremental growth in its core businesses. If the Company was required to divest of all or a portion of the Microporous assets, it would intend to sell the assets at fair market value.

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

12. Stock-Based Compensation Plans

        The Company offers stock-based compensation plans to attract, retain, motivate and reward key officers, non-employee directors and employees. Stock-based compensation expense includes costs associated with stock options and restricted stock and is classified as "Selling, general and administrative expenses" in the accompanying consolidated statements of income.

        The amended and restated 2007 Stock Incentive Plan ("2007 Plan") allows for the grant of stock options, restricted stock and other instruments for up to a total of 4,751,963 shares of common stock. Stock options granted under the 2007 Plan have 10-year terms and are issued with an exercise price not less than the fair market value of the Company's stock on the grant date. Stock options granted under the 2007 Plan may vest based on satisfaction of certain annual performance criteria or may vest over time. Stock options granted under the 2006 Stock Option Plan ("2006 Plan") have a 10-year term and are fully vested as of January 1, 2011.

        A summary of outstanding stock options is as follows:

	Stock Options	Weighted- average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2011	3,241,822	$37.01
Granted	43,500	38.50
Exercised	(116,183)	11.52
Forfeited	(47,500)	53.06

Outstanding at December 29, 2012	3,121,639	37.73	7.7	$26,218

Vested and exercisable at December 29, 2012	1,820,639	25.58	7.0	37,420
Expected to vest	1,297,773	54.76	8.6	—

        Stock option expense was $16,100,000, $9,206,000 and $2,254,000 in 2012, 2011 and 2010, respectively. The income tax benefit related to stock option expense was $5,724,000, $3,242,000 and

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

12. Stock-Based Compensation Plans (Continued)

$850,000 in 2012, 2011 and 2010, respectively. As of December 29, 2012, the Company had $29,049,000 of total pre-tax unrecognized stock option expense, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 1.7 years.

        Exercise prices for options outstanding at December 29, 2012 ranged from $5.24 to $56.98. The intrinsic value is based on the Company's closing stock price of $46.13 at December 29, 2012, which would have been received by the option holder had the options been exercised at that date. The total intrinsic value of options exercised during 2012, 2011 and 2010 amounted to $3,116,000, $48,063,000 and $35,805,000, respectively.

        The Company is required to estimate the fair value of stock options on the grant date using an option-pricing model. The weighted average grant-date fair value of options granted during 2012, 2011 and 2010 amounted to $18.97, $26.73 and $9.40 per share, respectively. The fair value of each stock option granted was estimated on the date of grant based on the Black-Scholes option pricing model with the following weighted-average assumptions:

	Weighted average assumptions
	2012	2011	2010
Expected term (years)	5.3	4.8	4.5
Risk-free interest rate	0.86%	0.90%	1.9%
Expected volatility	56.0%	56.1%	55.7%
Dividend yield	—	—	—

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

        A summary of stock options that are expected to vest is as follows:

	Stock Options	Weighted- average grant-date fair value
December 31, 2011	2,314,856	$21.95
Granted	43,500	18.97
Vested	(1,060,583)	16.92

December 29, 2012	1,297,773	25.97

        The total fair value of options vested during 2012, 2011 and 2010 was $17,945,000, $4,014,000 and $2,098,000, respectively.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

12. Stock-Based Compensation Plans (Continued)

        Under the 2007 Plan, the Company granted restricted shares of 11,701, 4,380 and 3,416 in 2012, 2011 and 2010, respectively, to members of its Board of Directors for service to the Company.

        A summary of the status of unvested restricted stock is as follows:

	Restricted stock	Weighted- average grant-date fair value
Unvested at December 31, 2011	7,712	$43.23
Granted	11,701	34.62
Vested	(3,652)	36.51

Unvested at December 29, 2012	15,761	38.40

        The expense associated with these restricted stock grants, which vest over three years, was $178,000, $92,000 and $41,000 in 2012, 2011 and 2010, respectively.

13. Accumulated Other Comprehensive Income (Loss)

        The components of accumulated other comprehensive loss were as follows:

(in thousands)	December 29, 2012	December 31, 2011
Foreign currency translation adjustment	$3,749	$(6,060)
Net actuarial loss and prior service credit	(26,102)	(11,067)

Accumulated other comprehensive loss	$(22,353)	$(17,127)

14. Related Party Transactions

        The Company's German subsidiary has a 33% equity investment in a patent and trademark service provider and a 25% equity investment in a research company. The investments are accounted for under the equity method of accounting and were $650,000 and $588,000 at December 29, 2012 and December 31, 2011, respectively. Charges from the affiliates for work performed were $1,801,000, $979,000 and $1,269,000 in 2012, 2011 and 2010, respectively. Amounts due to the affiliates were $239,000 and $107,000 at December 29, 2012 and December 31, 2011, respectively.

15. Noncontrolling Interest

        In 2010, the Company entered into a joint venture agreement with a customer, Camel Group Co., Ltd ("Camel"), a leading battery manufacturer in China, to produce lead-acid battery separators primarily for Camel's use. The joint venture, Daramic Xiangyang Battery Separator Co., Ltd. ("Daramic Xiangyang"), is located at Camel's facility and started production during the third quarter of 2012. In accordance with the joint venture agreement, the Company made cash contributions of $7,370,000 for a 65% ownership interest in the joint venture, and Camel contributed cash of $2,554,000 and land for a 35% ownership interest. In exchange for notes payable, Daramic Xiangyang purchased from Camel a building and from the Company certain production equipment that was previously located at the Company's former facility in Potenza, Italy. The notes payable and related interest will be paid by Daramic Xiangyang using available free cash flow, as defined in the joint venture

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

15. Noncontrolling Interest (Continued)

agreement. The building note payable to Camel has a principal balance of $5,910,000 and is included in "Other" non-current liabilities in the accompanying December 29, 2012 consolidated balance sheet, and the equipment note payable to the Company eliminates in consolidation.

16. Sale of Italian Subsidiary

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

        The energy storage business produces and markets membranes that provide the critical function of separating the cathode and anode in a variety of battery markets and is comprised of the following reportable segments:

  •
  Electronics and EDVs—produces and markets membranes for lithium batteries that are used in portable electronic devices, cordless power tools, electric drive vehicles ("EDVs") and energy storage systems ("ESS").

  •
  Transportation and industrial—produces and markets membranes for lead-acid batteries that are used in automobiles, other motor vehicles, forklifts and uninterruptible power supply systems.

        The separations media business is a reportable segment and produces and markets membranes and membrane modules used as the high-technology filtration element in various medical and industrial applications.

        The Company evaluates the performance of segments and allocates resources to segments based on operating income before depreciation and amortization. In addition, it evaluates business segment performance before stock-based compensation and certain non-recurring and other costs.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

17. Segment Information (Continued)

        Financial information relating to the reportable segments is presented below:

	Year ended
(in thousands)	December 29, 2012	December 31, 2011	January 1, 2011
Net sales to external customers (by major product group):
Electronics and EDVs	$167,370	$200,991	$131,036
Transportation and industrial	367,684	371,847	314,727

Energy storage	535,054	572,838	445,763
Healthcare	114,778	120,387	107,345
Filtration and specialty	67,541	69,849	63,517

Separations media	182,319	190,236	170,862

Total net sales to external customers	$717,373	$763,074	$616,625

Operating income:
Electronics and EDVs	$47,195	$91,130	$51,412
Transportation and industrial	83,253	96,058	79,121

Energy storage	130,448	187,188	130,533
Separations media	52,479	54,680	50,654
Corporate and other	(24,818)	(42,447)	(44,590)

Segment operating income	158,109	199,421	136,597
Stock-based compensation	16,278	9,298	2,295
Non-recurring and other costs	1,820	658	1,382

Total operating income	140,011	189,465	132,920
Reconciling items:
Interest expense, net	36,049	34,384	46,747
Foreign currency and other	(28)	(2,018)	(1,347)
Write-off of loan acquisition costs associated with refinancing of senior credit agreement	2,478	—	—
Cost related to purchase of 8.75% senior subordinated notes	—	—	2,263
Gain on sale of Italian subsidiary	—	—	(3,327)

Income before income taxes	$101,512	$157,099	$88,584

Depreciation and amortization:
Electronics and EDVs	$16,137	$9,395	$6,460
Transportation and industrial	12,558	11,787	12,722

Energy storage	28,695	21,182	19,182
Separations media	13,437	13,360	12,033
Corporate and other	13,535	16,800	16,692

Total depreciation and amortization	$55,667	$51,342	$47,907

Capital expenditures:
Electronics and EDVs	$115,845	$116,208	$50,699
Transportation and industrial	12,984	17,671	4,144

Energy storage	128,829	133,879	54,843
Separations media	8,282	22,451	13,944

Total capital expenditures	$137,111	$156,330	$68,787

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

17. Segment Information (Continued)

(in thousands)	December 29, 2012	December 31, 2011	January 1, 2011
Assets:
Electronics and EDVs	$397,973	$291,451	$179,158
Transportation and industrial	314,905	283,292	258,488

Energy storage	712,878	574,743	437,646
Separations media	244,978	273,631	260,207
Corporate and other	628,216	633,505	650,643

Total assets	$1,586,072	$1,481,879	$1,348,496

        Net sales by geographic location, based on the country from which the product is shipped, were as follows:

	Year ended
(in thousands)	December 29, 2012	December 31, 2011	January 1, 2011
Net sales to unaffiliated customers:
United States	$250,228	$299,923	$231,852
Germany	164,896	170,103	154,054
France	70,903	81,719	65,671
China	86,627	82,861	77,957
Other	144,719	128,468	87,091

Total	$717,373	$763,074	$616,625

        Property, plant and equipment by geographic location were as follows:

(in thousands)	December 29, 2012	December 31, 2011
United States	$333,194	$235,051
Germany	152,943	154,586
Other	152,664	138,141

Total	$638,801	$527,778

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

18. Quarterly Results of Operations (Unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended December 29, 2012:
Net sales	$173,705	$185,814	$177,618	$180,236
Gross profit	71,024	70,240	59,242	63,408
Net income	18,773	20,481	14,232	17,465
Net income per share—basic	$0.40	$0.44	$0.31	$0.37

Net income per share—diluted	$0.40	$0.43	$0.30	$0.37

Fiscal year ended December 31, 2011:
Net sales	$185,674	$196,376	$190,062	$190,962
Gross profit	79,466	87,514	76,904	78,177
Net income	25,681	29,507	23,605	26,447
Net income per share—basic	$0.56	$0.64	$0.51	$0.57

Net income per share—diluted	$0.55	$0.63	$0.50	$0.56

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

19. Financial Statements of Guarantors

        The Company's senior notes are unconditionally guaranteed, jointly and severally, on a senior basis by certain of the Company's 100% owned subsidiaries ("Guarantors"). Management has determined that separate complete financial statements of the Guarantors would not be material to users of the financial statements.

        The following sets forth condensed consolidating financial statements of the Guarantors and non-Guarantor subsidiaries.

Condensed consolidating balance sheet
December 29, 2012

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$28,098	$16,775	$—	$44,873
Accounts receivable, net	43,965	93,350	—	—	137,315
Inventories	44,713	75,196	—	—	119,909
Prepaid and other	24,917	19,744	538	—	45,199

Total current assets	113,595	216,388	17,313	—	347,296
Due from affiliates	554,190	330,148	482,869	(1,367,207)	—
Investment in subsidiaries	123,765	381,295	636,860	(1,141,920)	—
Property, plant and equipment, net	333,194	305,607	—	—	638,801
Goodwill	—	—	469,319	—	469,319
Intangibles and loan acquisition costs, net	—	—	121,729	—	121,729
Other	884	8,043	—	—	8,927

Total assets	$1,125,628	$1,241,481	$1,728,090	$(2,509,127)	$1,586,072

Liabilities and shareholders' equity
Accounts payable and accrued liabilities	$26,476	$47,155	$4,557	$—	$78,188
Income taxes payable	—	723	880	—	1,603
Current portion of debt	—	—	50,000	—	50,000

Total current liabilities	26,476	47,878	55,437	—	129,791
Due to affiliates	579,388	344,398	443,421	(1,367,207)	—
Debt, less current portion	—	—	646,250	—	646,250
Pension obligations, less current portion	—	103,491	—	—	103,491
Deferred income taxes and other	78,392	45,166	145	—	123,703
Shareholders' equity	441,372	700,548	582,837	(1,141,920)	582,837

Total liabilities and shareholders' equity	$1,125,628	$1,241,481	$1,728,090	$(2,509,127)	$1,586,072

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

19. Financial Statements of Guarantors (Continued)

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

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

19. Financial Statements of Guarantors (Continued)

Condensed consolidating statement of income
Year ended December 29, 2012

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net sales	$208,079	$509,294	$—	$—	$717,373
Cost of goods sold	78,775	374,684	—	—	453,459

Gross profit	129,304	134,610	—	—	263,914
Selling, general and administrative expenses	62,346	47,671	13,886	—	123,903

Operating income (loss)	66,958	86,939	(13,886)	—	140,011
Interest expense and other	(9,404)	7,396	38,029	—	36,021
Write-off of loan acquisition costs associated with refinancing of senior credit agreement	—	—	2,478	—	2,478
Equity in earnings of subsidiaries	—	—	(100,859)	100,859	—

Income before income taxes	76,362	79,543	46,466	(100,859)	101,512
Income taxes	35,524	19,522	(24,485)	—	30,561

Net income	$40,838	$60,021	$70,951	$(100,859)	$70,951

Condensed consolidating statement of income
Year ended December 31, 2011

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net sales	$272,521	$490,553	$—	$—	$763,074
Cost of goods sold	85,050	355,963	—	—	441,013

Gross profit	187,471	134,590	—	—	322,061
Selling, general and administrative expenses	73,171	52,518	6,907	—	132,596

Operating income (loss)	114,300	82,072	(6,907)	—	189,465
Interest expense and other	(8,936)	5,535	35,767	—	32,366
Equity in earnings of subsidiaries	—	—	(123,890)	123,890	—

Income before income taxes	123,236	76,537	81,216	(123,890)	157,099
Income taxes	54,975	20,908	(24,024)	—	51,859

Net income	$68,261	$55,629	$105,240	$(123,890)	$105,240

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

19. Financial Statements of Guarantors (Continued)

Condensed consolidating statement of income
Year ended January 1, 2011

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net sales	$213,491	$403,134	$—	$—	$616,625
Cost of goods sold	87,714	282,053	—	—	369,767

Gross profit	125,777	121,081	—	—	246,858
Selling, general and administrative expenses	74,726	37,165	2,047	—	113,938

Operating income (loss)	51,051	83,916	(2,047)	—	132,920
Interest expense and other	(8,631)	7,775	46,256	—	45,400
Costs related to purchase of 8.75% senior subordinated notes	—	—	2,263	—	2,263
Gain on sale of Italian subsidiary	—	(3,327)	—	—	(3,327)
Equity in earnings of subsidiaries	—	—	(85,932)	85,932	—

Income before income taxes	59,682	79,468	35,366	(85,932)	88,584
Income taxes	35,882	17,336	(28,209)	—	25,009

Net income	$23,800	$62,132	$63,575	$(85,932)	$63,575

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

19. Financial Statements of Guarantors (Continued)

Condensed consolidating statement of comprehensive income
Year ended December 29, 2012

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net income	$40,838	$60,021	$70,951	$(100,859)	$70,951
Foreign currency translation adjustment, net of income tax expense of $249	—	10,313	(332)	(172)	9,809
Change in net actuarial loss and prior service credit, net of income tax benefit of $5,848	(306)	(14,729)	—	—	(15,035)
Equity in earnings of subsidiaries	—	—	(4,894)	4,894	—

Comprehensive income	$40,532	$55,605	$65,725	$(96,137)	$65,725

Condensed consolidating statement of comprehensive income
Year ended December 31, 2011

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net income	$68,261	$55,629	$105,240	$(123,890)	$105,240
Foreign currency translation adjustment, net of income tax benefit of $895	—	(12,706)	116	6	(12,584)
Change in net actuarial loss and prior service credit, net of income tax benefit of $2,187	(111)	(4,701)	—	—	(4,812)
Equity in earnings of subsidiaries	—	—	(17,512)	17,512	—

Comprehensive income	$68,150	$38,222	$87,844	$(106,372)	$87,844

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

19. Financial Statements of Guarantors (Continued)

Condensed consolidating statement of comprehensive income
Year ended January 1, 2011

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net income	$23,800	$62,132	$63,575	$(85,932)	$63,575
Foreign currency translation adjustment, net of income tax benefit of $2,008	—	(2,682)	20,367	1,098	18,783
Change in net actuarial loss and prior service credit, net of income tax benefit of $2,311	(47)	(5,118)	—	—	(5,165)
Equity in earnings of subsidiaries	—	—	(6,749)	6,749	—

Comprehensive income	$23,753	$54,332	$77,193	$(78,085)	$77,193

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

19. Financial Statements of Guarantors (Continued)

Condensed consolidating statement of cash flows
Year ended December 29, 2012

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$92,466	$51,826	$(34,012)	$(5,494)	$104,786
Investing activities:
Purchases of property, plant and equipment, net	(115,663)	(21,448)	—	—	(137,111)

Net cash used in investing activities	(115,663)	(21,448)	—	—	(137,111)
Financing activities:
Proceeds from new senior credit agreement	—	—	350,000	—	350,000
Principal payments in connection with refinancing of senior credit agreement	—	(41,865)	(300,426)	—	(342,291)
Principal payments on debt	—	(117)	(4,557)	—	(4,674)
Payments on revolving credit facility	—	—	(15,000)	—	(15,000)
Loan acquisition costs	—	—	(6,228)	—	(6,228)
Proceeds from stock option exercises	—	—	1,338	—	1,338
Excess tax benefit from stock-based compensation	—	—	338	—	338
Noncontrolling interest	—	—	(242)	—	(242)
Intercompany transactions, net	23,197	(27,176)	(1,515)	5,494	—

Net cash provided by (used in) financing activities	23,197	(69,158)	23,708	5,494	(16,759)
Effect of exchange rate changes on cash and cash equivalents	—	1,383	—	—	1,383

Net decrease in cash and cash equivalents	—	(37,397)	(10,304)	—	(47,701)
Cash and cash equivalents at beginning of year	—	65,495	27,079	—	92,574

Cash and cash equivalents at end of year	$—	$28,098	$16,775	$—	$44,873

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

19. Financial Statements of Guarantors (Continued)

Condensed consolidating statement of cash flows
Year ended December 31, 2011

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$145,862	$50,084	$(53,039)	$1,926	$144,833
Investing activities:
Purchases of property, plant and equipment, net	(113,648)	(42,682)	—	—	(156,330)

Net cash used in investing activities	(113,648)	(42,682)	—	—	(156,330)
Financing activities:
Principal payments on debt	—	(485)	(4,034)	—	(4,519)
Loan acquisition costs	—	—	(627)	—	(627)
Proceeds from stock option exercises	—	—	6,658	—	6,658
Excess tax benefit from stock-based compensation	—	—	14,136	—	14,136
Noncontrolling interest	—	—	1,936	—	1,936
Intercompany transactions, net	(32,214)	3,874	30,266	(1,926)	—

Net cash provided by (used in) financing activities	(32,214)	3,389	48,335	(1,926)	17,584
Effect of exchange rate changes on cash and cash equivalents	—	(3,468)	—	—	(3,468)

Net increase (decrease) in cash and cash equivalents	—	7,323	(4,704)	—	2,619
Cash and cash equivalents at beginning of year	—	58,172	31,783	—	89,955

Cash and cash equivalents at end of year	$—	$65,495	$27,079	$—	$92,574

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

19. Financial Statements of Guarantors (Continued)

Condensed consolidating statement of cash flows
Year ended January 1, 2011

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$96,565	$78,646	$(52,953)	$4,949	$127,207
Investing activities:
Purchases of property, plant and equipment, net	(52,679)	(16,108)	—	—	(68,787)
Payments associated with the stock sale of Italian subsidiary, net	—	(21,519)	—	—	(21,519)

Net cash used in investing activities	(52,679)	(37,627)	—	—	(90,306)
Financing activities:
Principal payments on debt	—	(456)	(9,561)	—	(10,017)
Loan acquisition costs	—	—	(7,954)	—	(7,954)
Proceeds from stock option exercises	—	—	6,860	—	6,860
Excess tax benefit from stock-based compensation	—	—	6,769	—	6,769
Noncontrolling interest	—	—	581	—	581
Proceeds from issuance of 7.5% senior notes	—	—	365,000	—	365,000
Purchase of 8.75% senior subordinated notes	—	—	(422,549)	—	(422,549)
Intercompany transactions, net	(45,100)	(26,151)	76,200	(4,949)	—

Net cash provided by (used in) financing activities	(45,100)	(26,607)	15,346	(4,949)	(61,310)
Effect of exchange rate changes on cash and cash equivalents	1,214	(1,825)	—	—	(611)

Net increase (decrease) in cash and cash equivalents	—	12,587	(37,607)	—	(25,020)
Cash and cash equivalents at beginning of year	—	45,585	69,390	—	114,975

Cash and cash equivalents at end of year	$—	$58,172	$31,783	$—	$89,955

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        An evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) was performed under the supervision, and with the participation of, the Company's management, including the Chief Executive Officer and Chief Financial Officer. The Company's disclosure controls are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 29, 2012 to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act). Management has conducted an assessment of the effectiveness of the Company's internal control over financial reporting using the criteria in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 29, 2012, based on criteria in Internal Control—Integrated Framework issued by the COSO.

        The effectiveness of the Company's internal control over financial reporting as of December 29, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young LLP has issued an attestation report to the Company's internal control over financial reporting, which appears in Item 8 of Part II of this Annual Report on Form 10-K under the heading "Report of Independent Registered Public Accounting Firm."

Changes in Internal Control over Financial Reporting

        During the Company's fourth fiscal quarter of fiscal year 2012, there has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        The Compensation Committee has determined that to be competitive with prevailing market practices, to enhance the stability of the management team and to minimize turnover costs associated with a corporate change in control, it is important to extend to certain employees special severance protection for termination of employment as a result of a change in corporate control. Therefore, we have entered into change in control agreements with certain senior executives, including the named executive officers (the "Change in Control Agreements").

        The Change in Control Agreements provide for the following upon an actual or constructive termination not for cause within two years following a Change in Control (defined below): (i) a lump sum cash payment equal to two times the executive's annual base salary (three times annual base salary for Mr. Toth); (ii) a lump sum cash payment equal to two times the executive's annual bonus (three times annual bonus for Mr. Toth), which shall be the greatest of the executive's (a) target or actual annual bonus for the year in which the termination date occurs, (b) target or actual bonus for the year in which the Change in Control occurs, or (c) the average actual bonus for the three full fiscal years prior to the year in which the termination date occurs; (iii) continuation of certain benefits for two years (three years for Mr. Toth), including participation in our medical, dental, vision, long-term disability and life insurance plans, among others, which were provided to the executive immediately prior to the Change in Control. Upon the executive's termination, all unexercised stock options will be immediately exercisable and any unvested restricted stock will be immediately vested. All stock options will remain exercisable for the shorter of (x) the original term of the options and (y) two years following the termination date (extended to three years following the termination date if the executive has attained the age of 55 and has achieved ten years of service). In certain circumstances, amounts paid to executives will be reduced to the minimum extent necessary so that no portion of any such payment or benefit constitutes a parachute payment.

        A "Change in Control" is generally deemed to have occurred in any one of the following circumstances: (i) any individual, entity or group is or becomes the beneficial owner of 30% or more of the combined voting power of our then-outstanding voting stock; (ii) a change in a majority of the members of our board of directors; (iii) a reorganization, merger or consolidation, or sale or other disposition of all or substantially all of our assets; or (iv) approval of a complete liquidation or dissolution by our stockholders.

        The Change in Control Agreements expire on January 1, 2016 and renew automatically for additional one year terms unless 120 days advance notice is given not to extend the term. In addition, if a Change in Control occurs during the term, the term of each Change in Control Agreement will not expire earlier than two years from the date of the Change in Control. The Change in Control Agreements also contain customary (i) non-competition, non-solicitation and assignment of invention provisions, each of which last for a period of two years (three years for Mr. Toth) following the executive's termination and (ii) confidentiality and non-disclosure agreements which survive indefinitely.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item is incorporated by reference from the information contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2013 Annual Meeting of Stockholders to be held on May 15, 2013.

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

Item 11.    Executive Compensation

        The information required by this Item is incorporated by reference from the information contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2013 Annual Meeting of Stockholders to be held on May 15, 2013.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item is incorporated by reference from the information contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2013 Annual Meeting of Stockholders to be held on May 15, 2013.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item is incorporated by reference from the information contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2013 Annual Meeting of Stockholders to be held on May 15, 2013.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item is incorporated by reference from the information contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2013 Annual Meeting of Stockholders to be held on May 15, 2013.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        (a)   Documents filed as part of this report:

          1.     Financial Statements.    The following items, including Consolidated Financial Statements of the Company, are set forth in Item 8 of this Annual Report on Form 10-K:

    •
    Reports of Independent Registered Public Accounting Firm

    •
    Consolidated Balance Sheets as of December 29, 2012 and December 31, 2011

    •
    Consolidated Statements of Income for the years ended December 29, 2012, December 31, 2011 and January 1, 2011

    •
    Consolidated Statements of Comprehensive Income for the years ended December 29, 2012, December 31, 2011 and January 1, 2011

    •
    Consolidated Statements of Shareholders' Equity for the years ended December 29, 2012, December 31, 2011 and January 1, 2011

    •
    Consolidated Statements of Cash Flows for the years ended December 29, 2012, December 31, 2011 and January 1, 2011 and

    •
    Notes to Consolidated Financial Statements

          2.     Financial Statement Schedules.    The following schedule is set forth on page S-1 of this Annual Report on Form 10-K.

    •
    Valuation and Qualifying Accounts for the years ended December 29, 2012, December 31, 2011 and January 1, 2011

          Information required by other schedules has either been incorporated in the consolidated financial statements and accompanying notes or is not applicable to us.

          3.     Exhibits.

Exhibit Number	Exhibit Description
3.1	Form of Amended and Restated Certificate of Incorporation of Polypore International, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company's Registration Statement on Form S-1 filed on June 15, 2007 (Commission File No. 333-141273))

3.2	Form of Second Amended and Restated Bylaws of Polypore International, Inc.. adopted on October 30, 2012 (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q, filed on November 1, 2012)

3.3	Certificate of Amendment to the Certificate of Incorporation of Polypore International, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on June 29, 2007)

4.1	First Supplemental Indenture, dated as of November 30, 2010, among Polypore International, Inc., the guarantors named therein and the Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, filed on December 2, 2010)

4.2	Indenture, dated as of November 26, 2010 among Polypore International, Inc., the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on December 2, 2010) (the "7.5% Indenture")

4.3	Form of 7.5% Senior Notes due 2017 (incorporated by reference to Exhibit B of the 7.5% Indenture)

4.4	Registration Rights Agreement, dated as of November 26, 2010, among Polypore International, Inc., the guarantors named therein and J.P. Morgan Securities LLC for itself and on behalf of several purchasers listed therein (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed on December 2, 2010)

Exhibit Number		Exhibit Description
10.1		Tax Sharing Agreement, dated as of May 13, 2004, by and among Polypore International, Inc., PP Holding Corporation and Polypore, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-4 filed on April 18, 2005 (Commission File No. 333-124142))

10.2	*	Form of Director and Officer Indemnification Agreement entered into between Polypore, Inc. and certain employees of Polypore, Inc. (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-4 filed on April 18, 2005 (Commission File No. 333-124142))

10.3	*	Amended and Restated Employment Agreement, dated as of April 28, 2008, by and between Polypore International, Inc. and Robert B. Toth (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on May 1, 2008)

10.4	*	Amendment to Employment Agreement, dated as of December 18, 2008, by and between Polypore International, Inc. and Robert B. Toth (incorporated by reference to Exhibit 10.8 to the company's Annual Report on Form 10-K filed on March 12, 2009)

10.5	*	Employment Agreement, dated as of April 7, 2006, by and between Polypore, Inc. and Mitchell J. Pulwer (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 15, 2006)

10.6	*	Amended Employment Agreement, dated as of December 18, 2008, by and between Polypore International, Inc. and Mitchell J. Pulwer (incorporated by reference to Exhibit 10.10 to the company's Annual Report on Form 10-K filed on March 12, 2009)

10.7	*	Employment Agreement, dated as of April 4, 2006, by and between Membrana GmbH, a subsidiary of Polypore, Inc. and Josef Sauer (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 15, 2006)

10.8	*	Polypore International, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on August 15, 2006)

10.9	*	Form of Executive Severance Plan Policy (incorporated by reference to Exhibit 10.13 to the company's Annual Report on Form 10-K filed on March 12, 2009)

10.10	*	Polypore International, Inc. 2007 Stock Incentive Plan (Amended and Restated effective as of May 12, 2011) (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, filed on May 13, 2011 (Commission File No. 333-174172))

10.11	*	Amendment to the Polypore International, Inc. 2007 Stock Incentive Plan, effective as of November 30, 2011

10.12	*	Form of Restricted Stock Grant Notice and Agreement under the Polypore International, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 filed on May 13, 2011 (Commission File No. 333-174172))

10.13	*	Form of Option Grant Notice and Agreement under the Polypore International, Inc. 2007 Stock Incentive Plan

10.14		Underwriting Agreement, dated as of December 7, 2010, among certain stockholders of Polypore International, Inc. and Barclays Capital Inc. (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K, filed on December 13, 2010)

Exhibit Number		Exhibit Description
10.15		Underwriting Agreement, dated as of March 17, 2011, among certain stockholders of Polypore International, Inc. and Barclays Capital Inc. (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K, filed on March 23, 2011)

10.16	*	Employment Agreement, dated as of April 1, 2011, by and among Daramic LLC and certain of its affiliates, Polypore International, Inc. and Pierre Hauswald (incorporated by reference to Exhibit 10.1 to the Company's Periodic Report on Form 10-Q, filed on May 6, 2011)

10.17	*	Employment Contract, dated as of April 1, 2011, by and between Daramic SAS and Pierre Hauswald (incorporated by reference to Exhibit 10.2 to the Company's Periodic Report on Form 10-Q, filed on May 6, 2011)

10.18	*	Agreement Organizing the Extension of the Expatriation of Mr. Pierre Hauswald in P.R. China with a Local Employment Contract, dated April 1, 2011, between Daramic SAS and Pierre Hauswald (incorporated by reference to Exhibit 10.3 to the Company's Periodic Form on 10-Q, filed on May 6, 2011)

10.19		Amended and Restated Credit Agreement, dated as of June 29, 2012, among Polypore International, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A. and Wells Fargo Bank, National Association, as Syndication Agents; BBVA Compass Bank, PNC Bank, National Association, HSBC Bank USA, National Association, and Fifth Third Bank, as Co-Documentation Agents; and J.P. Morgan Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on August 2, 2012)

10.20	*	Polypore International, Inc. Deferred Savings Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, filed on December 28, 2012 (Commission File No. 333-185741))

21.1		Subsidiaries of Polypore International, Inc.

23.1		Consent of Independent Registered Public Accounting Firm

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101		Interactive Data Files

*
Management contract or compensatory plan or arrangement

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYPORE INTERNATIONAL, INC.
	By:	/s/ ROBERT B. TOTH Robert B. Toth President and Chief Executive Officer
Date: February 26, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROBERT B. TOTH Robert B. Toth	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2013
/s/ LYNN AMOS Lynn Amos	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2013
/s/ MICHAEL GRAFF Michael Graff	Lead Independent Director of the Board	February 26, 2013
/s/ CHARLES L. COONEY Charles L. Cooney	Director	February 26, 2013
/s/ WILLIAM DRIES William Dries	Director	February 26, 2013
/s/ FREDERICK C. FLYNN, JR. Frederick C. Flynn, Jr.	Director	February 26, 2013
/s/ MICHAEL CHESSER Michael Chesser	Director	February 26, 2013
/s/ CHRISTOPHER J. KEARNEY Christopher J. Kearney	Director	February 26, 2013
/s/ DAVID A. ROBERTS David A. Roberts	Director	February 26, 2013

Schedule II

Polypore International, Inc.
Financial statement schedule—Valuation and qualifying accounts

        For the years ended December 29, 2012, December 31, 2011 and January 1, 2011:

		Additions
(in thousands)	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of year
Year ended December 29, 2012:
Allowance for doubtful accounts	$2,681	$629	$70	(1)	$(354)	(2)	$3,026
Valuation allowance for deferred tax asset	9,580	(158)	(5,625)	(3)	—		3,797

	$12,261	$471	$(5,555)		$(354)		$6,823

Year ended December 31, 2011:
Allowance for doubtful accounts	$2,521	$295	$(58)	(1)	$(77)	(2)	$2,681
Valuation allowance for deferred tax asset	8,613	967	—		—		9,580

	$11,134	$1,262	$(58)		$(77)		$12,261

Year ended January 1, 2011:
Allowance for doubtful accounts	$7,179	$750	$(995)	(1)	$(4,413)	(2)	$2,521
Valuation allowance for deferred tax asset	16,826	1,140	—		(9,353)	(4)	8,613

	$24,005	$1,890	$(995)		$(13,766)		$11,134

(1)
Foreign currency translation adjustment.

(2)
Charge-offs net of recoveries.

(3)
Reduction in valuation allowance as the benefit of certain net operating loss carryforwards that were previously fully offset by a valuation allowance will not be realized.

(4)
Valuation allowance related to temporary differences not impacting consolidated statement of income.

S-1