Form 10-Q
period 2013-03-30
Polypore International, Inc.
filed 2013-05-09
CIK 1292556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 2013

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

There were 46,648,443 shares of the registrant’s common stock outstanding as of May 1, 2013.

Polypore International, Inc.

Index to Quarterly Report on Form 10-Q

For the Three Months Ended March 30, 2013

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

These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Many factors mentioned in our discussion in this Quarterly Report on Form 10-Q, including the risks outlined under the caption entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, will be important in determining future results. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including with respect to Polypore International, the following, among other things:

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Polypore International, Inc.

Condensed consolidated balance sheets

	March 30, 2013
(in thousands, except share data)	(unaudited)	December 29, 2012*
Assets
Current assets:
Cash and cash equivalents	$43,199	$44,873
Accounts receivable, net	124,002	137,315
Inventories	124,679	119,909
Deferred income taxes	21,683	21,693
Prepaid and other	22,732	23,506
Total current assets	336,295	347,296
Property, plant and equipment, net	628,588	638,801
Goodwill	469,319	469,319
Intangibles and loan acquisition costs, net	117,845	121,729
Other	8,683	8,927
Total assets	$1,560,730	$1,586,072

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$29,014	$32,316
Accrued liabilities	50,378	45,872
Income taxes payable	1,826	1,603
Current portion of debt	25,000	50,000
Total current liabilities	106,218	129,791
Debt, less current portion	638,750	646,250
Pension obligations, less current portion	101,230	103,491
Deferred income taxes	95,103	98,667
Other	24,930	25,036
Commitments and contingencies

Shareholders’ equity:
Preferred stock — 15,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value — 200,000,000 shares authorized; 46,723,723 issued and 46,711,323 outstanding at March 30, 2013 and 46,627,064 issued and outstanding at December 29, 2012	467	466
Paid-in capital	549,864	545,196
Retained earnings	64,789	55,768
Accumulated other comprehensive loss	(24,816)	(22,353)
Treasury stock, at cost — 12,400 shares at March 30, 2013 and no shares at December 29, 2012	(476)	—
Total Polypore shareholders’ equity	589,828	579,077
Noncontrolling interest	4,671	3,760
Total shareholders’ equity	594,499	582,837
Total liabilities and shareholders’ equity	$1,560,730	$1,586,072

* Derived from audited consolidated financial statements

See notes to condensed consolidated financial statements

Polypore International, Inc.

Condensed consolidated statements of income

(unaudited)

	Three Months Ended
(in thousands, except per share data)	March 30, 2013	March 31, 2012
Net sales	$163,513	$173,705
Cost of goods sold	108,738	102,681
Gross profit	54,775	71,024
Selling, general and administrative expenses	31,396	33,886
Operating income	23,379	37,138
Other (income) expense:
Interest expense, net	9,791	8,791
Foreign currency and other	619	451
	10,410	9,242
Income before income taxes	12,969	27,896
Income taxes	3,948	9,123
Net income	$9,021	$18,773

Net income per share — basic and diluted	$0.19	$0.40

Weighted average shares outstanding:
Basic	46,613,321	46,497,701
Diluted	47,295,430	47,215,006

See notes to condensed consolidated financial statements

Polypore International, Inc.

Condensed consolidated statements of comprehensive income

(unaudited)

	Three Months Ended
(in thousands)	March 30, 2013	March 31, 2012
Net income	$9,021	$18,773
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,988)	9,423
Change in net actuarial loss and prior service credit	903	(320)
Income taxes related to other comprehensive income (loss)	622	(534)
Other comprehensive income (loss)	(2,463)	8,569
Comprehensive income	$6,558	$27,342

See notes to condensed consolidated financial statements

Polypore International, Inc.

Condensed consolidated statements of cash flows

(unaudited)

	Three Months Ended
(in thousands)	March 30, 2013	March 31, 2012
Operating activities:
Net income	$9,021	$18,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	11,361	9,441
Amortization expense	2,964	4,091
Amortization of loan acquisition costs	618	617
Stock-based compensation	4,467	4,270
Loss on disposal of property, plant and equipment	2	289
Foreign currency loss	555	1,128
Deferred income taxes	(2,841)	4,115
Changes in operating assets and liabilities:
Accounts receivable	12,382	15,510
Inventories	(5,865)	(15,384)
Prepaid and other current assets	333	575
Accounts payable and accrued liabilities	2,188	(10,470)
Income taxes payable	203	(2,345)
Other, net	798	(394)
Net cash provided by operating activities	36,186	30,216
Investing activities:
Purchases of property, plant and equipment, net	(6,228)	(45,350)
Net cash used in investing activities	(6,228)	(45,350)
Financing activities:
Principal payments on debt	(7,500)	(924)
Payments on revolving credit facility	(25,000)	—
Proceeds from stock option exercises	202	284
Repurchases of common stock	(476)	—
Noncontrolling interest	869	(31)
Net cash used in financing activities	(31,905)	(671)
Effect of exchange rate changes on cash and cash equivalents	273	2,187
Net decrease in cash and cash equivalents	(1,674)	(13,618)
Cash and cash equivalents at beginning of period	44,873	92,574
Cash and cash equivalents at end of period	$43,199	$78,956

See notes to condensed consolidated financial statements

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

1.             Description of Business and Basis of Presentation

Description of Business

Polypore International, Inc. (the “Company”) is a leading global high-technology filtration company that develops, manufactures and markets specialized microporous membranes used in separation and filtration processes. The Company has a global presence in the major geographic markets of North America, South America, Europe and Asia.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries after elimination of intercompany accounts and transactions.  The unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, the unaudited condensed consolidated financial statements and notes do not contain certain information included in the Company’s annual financial statements. In the opinion of management, all normal and recurring adjustments that are necessary for a fair presentation have been made. Operating results for the three months ended March 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2013. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

2.             Inventories

Inventories are carried at the lower of cost or market using the first-in, first-out method of accounting and consist of:

(in thousands)	March 30, 2013	December 29, 2012
Raw materials	$41,332	$44,285
Work-in-process	30,082	28,051
Finished goods	53,265	47,573
	$124,679	$119,909

3.             Debt

Debt, in order of priority, consists of:

(in thousands)	March 30, 2013	December 29, 2012
Senior credit agreement:
Revolving credit facility	$10,000	$35,000
Term loan facility	288,750	296,250
	298,750	331,250
7.5% senior notes	365,000	365,000
	663,750	696,250
Less current portion, including borrowings under the revolving credit facility	25,000	50,000
Long-term debt	$638,750	$646,250

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

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

At March 30, 2013, the Company had $10,000,000 outstanding under the revolving credit facility and $140,000,000 available for borrowing. The revolving credit facility matures in June 2017.  The Company intends to pay back outstanding borrowings under the revolving credit facility within the next twelve months and accordingly, has included these borrowings in “Current portion of debt” in the accompanying condensed consolidated balance sheets.

4.             Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates their fair value due to the short-term maturities of these assets and liabilities. The carrying amount of borrowings under the senior secured credit agreement approximates fair value because the interest rates adjust to market interest rates. The fair value of the 7.5% senior notes, based on a quoted market price and classified as level one in the fair value hierarchy, was $391,463,000 at March 30, 2013.

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

6.             Pension Plans

The Company and its subsidiaries sponsor multiple defined benefit pension plans based in subsidiaries located outside of the United States. The following table provides the components of net periodic benefit cost:

	Three Months Ended
(in thousands)	March 30, 2013	March 31, 2012
Service cost	$563	$422
Interest cost	1,127	1,207
Expected return on plan assets	(191)	(215)
Amortization of prior service credit	(13)	(13)
Recognized net actuarial loss	432	119
Net periodic benefit cost	$1,918	$1,520

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

In connection with the acquisition of Membrana GmbH (“Membrana”) in 2002, the Company recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for the Company to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. The environmental reserve for the Membrana facility, which is denominated in euros, was $10,208,000 and $11,079,000 at March 30, 2013 and December 29, 2012, respectively. The Company anticipates the expenditures associated with the reserve will be

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

made in the next twelve months. The reserve is included in “Accrued liabilities” in the accompanying condensed consolidated balance sheets.

The Company has indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel N.V. (“Akzo”), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. The Company receives indemnification payments under the indemnification agreements after expenditures are made against approved claims. At March 30, 2013 and December 29, 2012, the indemnification receivable, which is denominated in euros, was $11,189,000 and $11,542,000, respectively. The receivable is included in “Prepaid and other” in the accompanying condensed consolidated balance sheets.

8.             Treasury Stock

On February 19, 2013, the Board of Directors authorized the repurchase of up to 4,000,000 shares of the Company’s common stock by December 31, 2013. As of March 30, 2013, the Company had repurchased 6,800 shares of common stock for $272,000.  Additionally, in connection with the restricted stock grant on February 25, 2013, the Company withheld and repurchased 5,600 shares of common stock for $204,000 to satisfy certain foreign employees’ statutory withholding tax liability.

9.             Related Party Transactions

The Company’s German subsidiary has a 33% equity investment in a patent and trademark service provider and a 25% equity investment in a research company. The investments are accounted for under the equity method of accounting and were $843,000 and $650,000 at March 30, 2013 and December 29, 2012, respectively. Charges from the affiliates for work performed were $266,000 and $327,000 for the three months ended March 30, 2013 and March 31, 2012, respectively. Amounts due to the affiliates were $84,000 and $239,000 at March 30, 2013 and December 29, 2012, respectively.

10.          Noncontrolling Interest

In 2010, the Company formed a joint venture with Camel Group Co., Ltd (“Camel”), a leading battery manufacturer in China, to produce lead-acid battery separators primarily for Camel’s use. The joint venture, Daramic Xiangyang Battery Separator Co., Ltd. (“Daramic Xiangyang”), is located at Camel’s facility and owned 65% by the Company and 35% by Camel. During the three months ended March 30, 2013, the Company and Camel made equity contributions of $1,300,000 and $700,000, respectively, to fund capital expenditures.

In exchange for notes payable, Daramic Xiangyang purchased from Camel a building and from the Company certain production equipment that was previously located at the Company’s former facility in Potenza, Italy. The notes payable and related interest will be paid by Daramic Xiangyang using available free cash flow, as defined in the joint venture agreement.   The building note payable to Camel has a principal balance of $5,910,000 at March 30, 2013 and December 29, 2012 and is included in “Other” non-current liabilities in the accompanying condensed consolidated balance sheets, and the equipment note payable to the Company eliminates in consolidation.

11.          Commitments and Contingencies

Collective Bargaining Agreement

The Company’s employees at the Corydon, Indiana facility are represented under a labor union collective bargaining agreement. The collective bargaining agreement at the Corydon facility, covering approximately 3% of the Company’s workers, expires in August 2013.

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

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

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

For the fiscal year ended December 29, 2012, the Microporous business represented approximately 10% of consolidated revenue and approximately 13% of consolidated operating income, including the facility that the Company completed and shifted production to in Feistritz, Austria post-acquisition.  At December 29, 2012, Microporous assets were less than 5% of consolidated assets.  The impact of a final resolution to this matter may be affected by a number of uncertainties, including, but not limited to, whether the Company is required to divest all or a portion of the Microporous assets, the timing of a potential divestiture, the proceeds of such a divestiture and the incremental growth in its core businesses.  If the Company was required to divest all or a portion of the Microporous assets, it would intend to sell the assets at fair market value.

12.          Stock-Based Compensation Plans

The Company offers stock-based compensation plans to attract, retain, motivate and reward key officers, non-employee directors and employees. Stock-based compensation expense was $4,467,000 and $4,270,000 for the three months ended March 30, 2013 and March 31, 2012, respectively. The income tax benefit related to stock-based compensation expense was $1,587,000 and $1,515,000 for the three months ended March 30, 2013 and March 31, 2012, respectively. Stock-based compensation expense includes costs associated with stock options and restricted stock and is classified as “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of income.

The 2007 Stock Incentive Plan (“2007 Plan”) allows for the grant of stock options, restricted stock and other instruments for up to a total of 4,751,963 shares of common stock. On February 25, 2013, the Company granted 328,467 stock options and 85,461 shares of restricted stock under the 2007 Plan with an aggregate grant-date fair value of $9,248,000, to be recognized over the vesting period for each award.  The stock options granted are time-vested options that vest annually in equal one-third installments and have 10-year terms and an exercise price of $36.42, the fair market value of the Company’s stock on the grant date.

The fair value of the options granted was estimated on the date of grant based on the Black-Scholes option pricing model with the following assumptions:

February 25, 2013 Grant Assumptions
Expected term (years)	5.6
Risk-free interest rate	0.92%
Expected volatility	57.3%
Dividend yield	—

The potential expected term of the stock options ranges from the vesting period of the options (three years) to the contractual term of the options (ten years). The Company determines the expected term of the options based on historical experience,

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

vesting periods, structure of the option plans and contractual term of the options. The Company’s risk-free interest rate is based on the interest rate of U.S. Treasury bills with a term approximating the expected term of the options and is measured at the date of the stock option grant. Expected volatility is estimated based on the Company’s historical stock prices and implied volatility from traded options. The Company does not anticipate paying dividends.

On February 25, 2013, the Company modified the terms of stock options granted on August 23, 2011. For participants that meet certain criteria upon retirement, the modification extends the exercise period for vested options from 90 days after retirement to the earlier of the option expiration date or three years after retirement and also allows unvested options to continue to vest for up to three years after retirement as if the participant had remained in the service of the Company. The total incremental stock option expense associated with the modification, net of estimated forfeitures, was $2,500,000, which will be recognized over the remaining vesting period of 1.7 years.

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

The energy storage business produces and markets membranes that provide the critical function of separating the cathode and anode in a variety of battery markets and is comprised of the following reportable segments:

•                  Electronics and EDVs - produces and markets membranes for lithium batteries that are used in portable electronic devices, cordless power tools, electric drive vehicles (“EDVs”) and energy storage systems (“ESS”).

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

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Financial information relating to the reportable segments is presented below:

	Three Months Ended
(in thousands)	March 30, 2013	March 31, 2012
Net sales to external customers (by major product group):
Electronics and EDVs	$24,375	$42,388
Transportation and industrial	93,685	86,202
Energy storage	118,060	128,590
Healthcare	29,498	27,545
Filtration and specialty	15,955	17,570
Separations media	45,453	45,115
Total net sales to external customers	$163,513	$173,705

Operating income:
Electronics and EDVs	$(2,519)	$16,795
Transportation and industrial	21,355	20,014
Energy storage	18,836	36,809
Separations media	15,509	13,863
Corporate and other	(6,018)	(8,696)
Segment operating income	28,327	41,976
Stock-based compensation	4,467	4,270
Non-recurring and other costs	481	568
Total operating income	23,379	37,138
Reconciling items:
Interest expense, net	9,791	8,791
Foreign currency and other	619	451
Income before income taxes	$12,969	$27,896

Depreciation and amortization:
Electronics and EDVs	$4,401	$3,161
Transportation and industrial	3,481	2,901
Energy storage	7,882	6,062
Separations media	3,436	3,322
Corporate and other	3,007	4,148
Total depreciation and amortization	$14,325	$13,532

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

The following sets forth condensed consolidating financial statements of the Guarantors and non-Guarantor subsidiaries.

Condensed consolidating balance sheet
March 30, 2013

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$29,336	$13,863	$—	$43,199
Accounts receivable, net	39,659	84,343	—	—	124,002
Inventories	42,909	81,770	—	—	124,679
Prepaid and other	25,202	18,253	960	—	44,415
Total current assets	107,770	213,702	14,823	—	336,295
Due from affiliates	585,154	362,474	483,317	(1,430,945)	—
Investment in subsidiaries	119,766	384,280	655,826	(1,159,872)	—
Property, plant and equipment, net	330,941	297,647	—	—	628,588
Goodwill	—	—	469,319	—	469,319
Intangibles and loan acquisition costs, net	—	—	117,845	—	117,845
Other	732	7,951	—	—	8,683
Total assets	$1,144,363	$1,266,054	$1,741,130	$(2,590,817)	$1,560,730

Liabilities and shareholders’ equity
Accounts payable and accrued liabilities	$20,173	$48,808	$10,411	$—	$79,392
Income taxes payable	—	2,209	(383)	—	1,826
Current portion of debt	—	—	25,000	—	25,000
Total current liabilities	20,173	51,017	35,028	—	106,218
Due to affiliates	602,427	355,811	472,707	(1,430,945)	—
Debt, less current portion	—	—	638,750	—	638,750
Pension obligations, less current portion	—	101,230	—	—	101,230
Deferred income taxes and other	73,710	46,177	146	—	120,033
Shareholders’ equity	448,053	711,819	594,499	(1,159,872)	594,499
Total liabilities and shareholders’ equity	$1,144,363	$1,266,054	$1,741,130	$(2,590,817)	$1,560,730

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Condensed consolidating balance sheet
December 29, 2012

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$28,098	$16,775	$—	$44,873
Accounts receivable, net	43,965	93,350	—	—	137,315
Inventories	44,713	75,196	—	—	119,909
Prepaid and other	24,917	19,744	538	—	45,199
Total current assets	113,595	216,388	17,313	—	347,296
Due from affiliates	554,190	330,148	482,869	(1,367,207)	—
Investment in subsidiaries	123,765	381,295	636,860	(1,141,920)	—
Property, plant and equipment, net	333,194	305,607	—	—	638,801
Goodwill	—	—	469,319	—	469,319
Intangibles and loan acquisition costs, net	—	—	121,729	—	121,729
Other	884	8,043	—	—	8,927
Total assets	$1,125,628	$1,241,481	$1,728,090	$(2,509,127)	$1,586,072

Liabilities and shareholders’ equity
Accounts payable and accrued liabilities	$26,476	$47,155	$4,557	$—	$78,188
Income taxes payable	—	723	880	—	1,603
Current portion of debt	—	—	50,000	—	50,000
Total current liabilities	26,476	47,878	55,437	—	129,791
Due to affiliates	579,388	344,398	443,421	(1,367,207)	—
Debt, less current portion	—	—	646,250	—	646,250
Pension obligations, less current portion	—	103,491	—	—	103,491
Deferred income taxes and other	78,392	45,166	145	—	123,703
Shareholders’ equity	441,372	700,548	582,837	(1,141,920)	582,837
Total liabilities and shareholders’ equity	$1,125,628	$1,241,481	$1,728,090	$(2,509,127)	$1,586,072

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Condensed consolidating statement of income
For the three months ended March 30, 2013

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net sales	$46,412	$117,101	$—	$—	$163,513
Cost of goods sold	25,187	83,551	—	—	108,738
Gross profit	21,225	33,550	—	—	54,775
Selling, general and administrative expenses	15,322	11,572	4,502	—	31,396
Operating income (loss)	5,903	21,978	(4,502)	—	23,379
Interest expense and other	(1,400)	1,942	9,868	—	10,410
Equity in earnings of subsidiaries	—	—	(16,087)	16,087	—
Income before income taxes	7,303	20,036	1,717	(16,087)	12,969
Income taxes	4,840	6,412	(7,304)	—	3,948
Net income	$2,463	$13,624	$9,021	$(16,087)	$9,021

Condensed consolidating statement of income
For the three months ended March 31, 2012

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net sales	$53,521	$120,184	$—	$—	$173,705
Cost of goods sold	17,412	85,269	—	—	102,681
Gross profit	36,109	34,915	—	—	71,024
Selling, general and administrative expenses	17,309	12,274	4,303	—	33,886
Operating income (loss)	18,800	22,641	(4,303)	—	37,138
Interest expense and other	(2,584)	2,797	9,029	—	9,242
Equity in earnings of subsidiaries	—	—	(28,663)	28,663	—
Income before income taxes	21,384	19,844	15,331	(28,663)	27,896
Income taxes	7,931	4,634	(3,442)	—	9,123
Net income	$13,453	$15,210	$18,773	$(28,663)	$18,773

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Condensed consolidating statement of comprehensive income
For the three months ended March 30, 2013

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net income	$2,463	$13,624	$9,021	$(16,087)	$9,021
Foreign currency translation adjustment, net of income tax benefit of $486	—	(4,277)	700	75	(3,502)
Change in net actuarial loss and prior service credit, net of income tax benefit of $136	—	1,039	—	—	1,039
Equity in earnings of subsidiaries	—	—	(3,163)	3,163	—
Comprehensive income	$2,463	$10,386	$6,558	$(12,849)	$6,558

Condensed consolidating statement of comprehensive income
For the three months ended March 31, 2012

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net income	$13,453	$15,210	$18,773	$(28,663)	$18,773
Foreign currency translation adjustment, net of income tax expense of $534	—	8,302	(271)	858	8,889
Change in net actuarial loss and prior service credit	—	(320)	—	—	(320)
Equity in earnings of subsidiaries	—	—	8,840	(8,840)	—
Comprehensive income	$13,453	$23,192	$27,342	$(36,645)	$27,342

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Condensed consolidating statement of cash flows
For the three months ended March 30, 2013

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$14,072	$23,661	$(3,730)	$2,183	$36,186
Investing activities:
Purchases of property, plant and equipment, net	(2,261)	(3,967)	—	—	(6,228)
Net cash used in investing activities	(2,261)	(3,967)	—	—	(6,228)
Financing activities:
Principal payments on debt	—	—	(7,500)	—	(7,500)
Payments on revolving credit facility	—	—	(25,000)	—	(25,000)
Proceeds from stock option exercises	—	—	202	—	202
Repurchases of common stock	—	—	(476)	—	(476)
Noncontrolling interest	—	—	869	—	869
Intercompany transactions, net	(11,811)	(18,729)	32,723	(2,183)	—
Net cash provided by (used in) financing activities	(11,811)	(18,729)	818	(2,183)	(31,905)
Effect of exchange rate changes on cash and cash equivalents	—	273	—	—	273
Net increase (decrease) in cash and cash equivalents	—	1,238	(2,912)	—	(1,674)
Cash and cash equivalents at beginning of period	—	28,098	16,775	—	44,873
Cash and cash equivalents at end of period	$—	$29,336	$13,863	$—	$43,199

Condensed consolidating statement of cash flows
For the three months ended March 31, 2012

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$26,400	$6,121	$(2,565)	$260	$30,216
Investing activities:
Purchases of property, plant and equipment, net	(38,689)	(6,661)	—	—	(45,350)
Net cash used in investing activities	(38,689)	(6,661)	—	—	(45,350)
Financing activities:
Principal payments on debt	—	(117)	(807)	—	(924)
Proceeds from stock option exercises	—	—	284	—	284
Noncontrolling interest	—	—	(31)	—	(31)
Intercompany transactions, net	12,289	8,774	(20,803)	(260)	—
Net cash provided by (used in) financing activities	12,289	8,657	(21,357)	(260)	(671)
Effect of exchange rate changes on cash and cash equivalents	—	2,187	—	—	2,187
Net increase (decrease) in cash and cash equivalents	—	10,304	(23,922)	—	(13,618)
Cash and cash equivalents at beginning of period	—	65,495	27,079	—	92,574
Cash and cash equivalents at end of period	$—	$75,799	$3,157	$—	$78,956

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Overview

We are a leading global high-technology filtration company that develops, manufactures and markets specialized microporous membranes used in separation and filtration processes. In fiscal 2012, we generated total net sales of $717.4 million. We operate in two primary businesses: energy storage, which includes the transportation and industrial segment and the electronics and EDVs segment, and separations media. The transportation and industrial and separations media segments represent approximately 75% of our total net sales and operate in stable, growing markets, have high recurring revenue bases and generate strong cash flows. In the electronics and EDVs segment, we have a key presence in the more established consumer electronics market and participate in the potentially larger and developing electric drive vehicle (“EDV”) and energy storage systems (“ESS”) markets where lithium is the disruptive technology. As described in more detail below, the long-term growth drivers for lithium batteries are positive, but we have and may continue to experience variability in the short term as these markets emerge.

Since 2009, we have made significant investments in capacity expansion projects, all of which were funded by internally generated cash and a $49.3 million grant from the U.S. Department of Energy. Cash flows from operations and lower capital expenditures position us to generate significant amounts of cash in 2013. In addition, the United States Federal Trade Commission (“FTC”) has ordered us to divest substantially all of the assets acquired in connection with the 2008 acquisition of Microporous Products L.P. (“Microporous”). We are pursuing our legal options and, at the same time, evaluating alternatives for these assets. If we divest all or a portion of these assets, we would intend to sell the assets at fair market value which would provide additional cash. During this period of substantial cash generation, we intend to maintain a total leverage ratio, defined in our credit agreement as the ratio of total indebtedness (total debt less cash on hand of up to $50.0 million) to adjusted EBITDA (as defined in our credit agreement and calculated in the liquidity and capital resources section), of approximately 3.0x, while also evaluating other alternatives for cash, including returning value to shareholders through share repurchases.

Energy Storage

In the energy storage business, our membrane separators are a critical performance component in lithium batteries, which are primarily used in consumer electronics and EDV applications, and lead-acid batteries, which are used globally in transportation and numerous industrial applications. We believe that the long-term growth drivers for the energy storage business — growth in Asia, demand for consumer electronics and growing demand for EDVs — are positive. The energy storage business is comprised of two reportable segments.

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

Transportation and industrial.  In the lead-acid battery market, the high proportion of aftermarket replacement sales and the steady growth of the worldwide fleet of motor vehicles provide us with a growing recurring revenue base in lead-acid battery separators. Worldwide demand for lead-acid battery separators is expected to continue to grow at slightly more than annual economic growth. The Asia-Pacific region is the fastest growing market for lead-acid battery separators. Growth in this region is driven by the increasing penetration of automobile ownership, growth in industrial and manufacturing sectors, export incentives and ongoing conversion to the polyethylene-based membrane separators we produce. We are meeting growing demand in this region by investing in Asia and exporting from our U.S. and European facilities. Our investments in Asia have included completing three capacity expansions at our Prachinburi, Thailand facility, the most recent of which started production in 2012; acquiring battery separator manufacturing assets and subsequently expanding our operations in Bangalore, India; acquiring a production facility in Tianjin, China; establishing an Asian Technical Center in Thailand; and entering into a joint venture with a customer, Camel Group Co., Ltd. (“Camel”), to produce lead-acid battery separators in Xiangyang, China, primarily for Camel’s use.

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

For healthcare applications, we produce membranes used in blood filtration applications for hemodialysis, blood oxygenation and plasmapheresis. Growth in demand for hemodialysis membranes is driven by the increasing worldwide population of end-stage renal disease patients. We believe that conversion to single-use dialyzers and increasing treatment frequency will result in additional dialyzer market growth. In late 2011, we completed the expansion of our PUREMA® hemodialysis membrane production capacity to support future market growth.

For filtration and specialty applications, we produce a wide range of membranes and membrane-based elements for micro-, ultra- and nanofiltration and gasification/degasification of liquids. Micro-, ultra- and nanofiltration membrane element market growth is being driven by several factors, including end-market growth in applications such as water treatment and pharmaceutical processing, displacement of conventional filtration media by membrane filtration due to membranes’ superior cost and performance attributes, and increasing purity requirements in industrial and other applications.

Critical accounting policies

Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations, and that require the use of complex and subjective estimates based on past experience and management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. These policies are critical to the understanding of our operating results and financial condition and include policies related to the allowance for doubtful accounts, impairment of intangibles and goodwill, pension benefits, environmental matters and repairs and maintenance. For a discussion of each of these policies, please see the discussion entitled “Critical Accounting Policies” under Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 29, 2012.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data in amount and as a percentage of net sales:

			Percentage of Net Sales
	Three Months Ended		Three Months Ended
($’s in millions)	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Net sales	$163.5	$173.7	100.0%	100.0%

Gross profit	54.8	71.0	33.5	40.9
Selling, general and administrative expenses	31.4	33.9	19.2	19.5
Operating income	23.4	37.1	14.3	21.4
Interest expense, net	9.8	8.8	6.0	5.1
Other	0.6	0.4	0.3	0.2
Income before income taxes	13.0	27.9	8.0	16.1
Income taxes	4.0	9.1	2.5	5.3
Net income	$9.0	$18.8	5.5%	10.8%

Comparison of the three months ended March 30, 2013 with the three months ended March 31, 2012

Net sales.  Net sales for the three months ended March 30, 2013 were $163.5 million, a decrease of $10.2 million, or 5.9%, from the same period in the prior year, as higher sales in the transportation and industrial and separations media segments were more than offset by lower sales in the electronics and EDVs segment. The impact of foreign currency translation was not significant.

Gross profit.  Gross profit was $54.8 million, a decrease of $16.2 million, or 22.8%, from the same period in the prior year.  Gross profit as a percent of net sales was 33.5% for the three months ended March 30, 2013 compared to 40.9% for the three months ended March 31, 2012.  The decrease in consolidated gross profit and gross profit margin was primarily due to lower sales and higher costs associated with our capacity expansions in the electronics and EDVs segment relative to the prior year.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $2.5 million for the three months ended March 30, 2013 compared to the prior year, primarily due to a $2.0 million decrease in performance-based incentive compensation expense and $1.1 million lower amortization expense. Selling, general and administrative expenses were 19.2% of consolidated net sales for the three months ended March 30, 2013 and 19.5% for the same period in the prior year.

Segment operating income.  Segment operating income, which excludes stock-based compensation and certain non-recurring and other costs, was $28.3 million, a decrease of $13.7 million, or 32.6%, from the same period in the prior year. Segment operating income as a percent of net sales was 17.3% for the three months ended March 30, 2013 compared to 24.2% for the three months ended March 31, 2012.  The decrease in segment operating income and segment operating income margin was the result of lower sales and higher costs associated with our capacity expansions in the electronics and EDVs segment relative to the prior year.

Interest expense.  Interest expense for the three months ended March 30, 2013 increased by $1.0 million from the same period in the prior year, primarily resulting from a decrease in capitalized interest as our capacity expansion projects are now substantially complete.

Income taxes.  Income tax expense for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis. The effective tax rate was 30.4% for the three months ended March 30, 2013 compared to 32.7% for the same period in the prior year. The mix of earnings between the tax jurisdictions has the most significant impact on the effective tax rate. Each tax jurisdiction has its own set of tax laws and tax rates, and income earned by our subsidiaries is taxed independently by these various jurisdictions.  Currently, the applicable statutory income tax rates in the jurisdictions in which we operate range from 0% to 39%.

The components of our effective tax rate are as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
U.S. federal statutory rate	35.0%	35.0%
State income taxes	0.8	1.1
Mix of income in taxing jurisdictions	(5.5)	(3.7)
Other	0.1	0.3
Total effective tax rate	30.4%	32.7%

Financial reporting segments

Electronics and EDVs

Comparison of the three months ended March 30, 2013 with the three months ended March 31, 2012

Net sales.  Net sales for the three months ended March 30, 2013 were $24.4 million, a decrease of $18.0 million, or 42.5%, from the same period in the prior year.  The decrease was due primarily to lower volumes, but was also impacted by price/product mix. Net sales were down $15.8 million, or 37.3%, due to lower volumes resulting from weak demand and some customers reducing inventory associated with their fiscal year-ends. Net sales decreased by $2.2 million, or 5.2%, due to price/product mix. Price/product mix includes the impact of volume-based price declines where expected volumes did not materialize but the lower price was honored. During the second quarter of 2013, we increased prices to address this issue.

Based on improved order patterns in March 2013 that continued into April, the ramp-up of two battery and EDV production facilities and new vehicle launches, we expect second quarter sales to be higher than in the first quarter.

Segment operating income (loss).  Segment operating loss was $2.5 million for the three months ended March 30, 2013 compared to segment operating income of $16.8 million for the same period in the prior year. The segment operating loss was due to lower sales volume and higher costs associated with our capacity expansions relative to the prior year.

Since 2009, we have completed five separate capacity expansions and added the fixed costs required to operate the new capacity. Excluding the final phase of expansion at Concord, which will be qualified and ramped-up as demand develops, we have total production capacity sufficient to generate approximately $400.0 million in annual lithium battery separator sales, depending on the mix of products and grades produced. Based on annualized sales in the first quarter of 2013, our current production capacity in terms of sales was approximately 25%.

The key driver of profitability is sales and the resulting benefit of higher production volumes. Because this is a low variable production cost business, operating income and operating income margins fluctuate primarily based on production volumes and the application of fixed costs to those production volumes. When sales volumes increase, operating income margins increase as the production cost per unit is lower due to the allocation of fixed costs to more units of production. Conversely, when sales volumes decline, operating income margins decrease as the production cost per unit is higher due to the allocation of fixed costs to less units of production. Because of this, we expect segment operating income and segment operating income margins to improve as sales volumes increase and the costs associated with our capacity expansions are allocated to more units of production.

Transportation and Industrial

Comparison of the three months ended March 30, 2013 with the three months ended March 31, 2012

Net sales.  Net sales for the three months ended March 30, 2013 were $93.7 million, an increase of $7.5 million, or 8.7%, from the same period in the prior year due to growth in Asia and a more typical battery build season associated with colder winter weather in North America and Europe.

Segment operating income.  Segment operating income was $21.3 million, an increase of $1.3 million, or 6.5%, from the same period in the prior year due to higher sales.  Segment operating income as a percent of net sales was 22.7% for the three months ended March 30, 2013, which is consistent with 23.2% for the same period in the prior year.

Separations Media

Comparison of the three months ended March 30, 2013 with the three months ended March 31, 2012

Net sales.  Net sales for the three months ended March 30, 2013 were $45.4 million, an increase of $0.3 million, or 0.7%, from the same period in the prior year.  The increase consisted of higher healthcare sales, offset by a decline in filtration and specialty product sales due to economic weakness in microelectronics.

Segment operating income.  Segment operating income was $15.5 million, an increase of $1.6 million, or 11.5%, from the same period in the prior year.  Segment operating income as a percent of net sales was 34.1% for the three months ended March 30, 2013 compared to 30.8% for the three months ended March 31, 2012.  The increase in segment operating income margin was due to production timing and efficiencies.  Segment operating income margins can fluctuate between quarters due to production timing and mix, but are expected to be relatively consistent to the prior year on an annual basis.

Corporate and other costs

Corporate and other costs include costs associated with the corporate office and other costs that are not allocated to the reporting segments for segment reporting purposes, including amortization of identified intangible assets and performance-based incentive compensation.

Comparison of the three months ended March 30, 2013 with the three months ended March 31, 2012

Corporate and other costs for the three months ended March 30, 2013 were $6.0 million, compared to $8.7 million for the three months ended March 31, 2012. The decrease was primarily due to lower performance-based incentive compensation expense and a decline in amortization expense as certain intangible assets became fully amortized in the second quarter of 2012.

Foreign Operations

As of March 30, 2013, we manufacture our products at 16 strategically located facilities in the United States, Europe and Asia. Net sales from foreign locations were $106.3 million (65.0% of consolidated sales) and $111.7 million (64.3% of consolidated sales) for the three months ended March 30, 2013 and March 31, 2012, respectively. The majority of sales from U.S. production facilities are attributable to the electronics and EDVs segment, where we primarily produce in the U.S. for customers located in Asia. The majority of sales from foreign production facilities are attributable to the transportation and industrial and separations media segments. In the transportation and industrial segment, we have production facilities in the U.S., Europe and Asia and generally produce in the same geographic region that we sell, though we do export some production from U.S. and European facilities to meet growing demand in Asia. In the separations media segment, the majority of production is at our manufacturing facility in Germany and sales are made to customers worldwide. Operating results generated by production facilities within business segments was not significantly impacted by differences in economic, regulatory, geographic or other competitive factors.

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

Liquidity and capital resources

Cash and cash equivalents decreased by $1.7 million during the three months ended March 30, 2013, as cash generated from operations was used to repay borrowings under the senior secured credit agreement and fund capital expenditures.

Operating activities.  Net cash provided by operating activities was $36.2 million in the three months ended March 30, 2013, primarily consisting of cash generated from operations of $26.2 million and a net decrease in working capital of $9.2 million.  Accounts receivable decreased due to lower sales as compared to the fourth quarter of 2012. Days sales outstanding is consistent with the prior year, and we have not experienced significant changes in accounts receivable aging or customer payment terms and believe that we have adequately provided for potential bad debts. The increase in inventory was due to higher levels of work-in-process/finished goods in the separations media segment due to production timing. Total work-in-process/finished goods inventory increased from 59 days sales in ending inventory in the fourth quarter of 2012 to 70 days in the first quarter of 2013. We produce inventory to meet expected future customer demand, which is based on a number of factors, including discussions with customers, customer forecasts and industry and economic trends. Inventory is generally not subject to obsolescence and does not have a shelf life, and we do not believe there is a significant risk of inventory impairment.  Accounts payable and accrued liabilities increased primarily due to timing of payments.

Investing activities.  In the three months ended March 30, 2013, total capital expenditures were $6.2 million compared to $45.4 million for the same period in the prior year.  We have substantially completed our capacity expansion projects and currently estimate capital expenditures for fiscal 2013 to be approximately $50.0 million. As of March 30, 2013, we had $155.5 million of construction in progress, primarily related to the expansions in the electronics and EDVs segment, portions of which will be qualified and ramped up over time as market demand develops.

Financing activities.  During the three months ended March 30, 2013, financing activities consisted primarily of repayments of borrowings under the revolving credit facility of $25.0 million and scheduled principal payments under our credit agreement of $7.5 million.

We intend to fund our ongoing operations with cash on hand, cash generated by operations and borrowings under the senior secured credit agreement. As of March 30, 2013, approximately 70% of our cash and cash equivalents were held by foreign subsidiaries. There were no significant restrictions on our ability to transfer funds with and among subsidiaries, or any material adverse tax consequences that would impact our ability to transfer funds held by foreign subsidiaries to the U.S.

Cash flows from operations and lower capital expenditures position us to generate significant amounts of cash in 2013. In addition, the FTC has ordered us to divest substantially all of the assets acquired in connection with the 2008 acquisition of Microporous. We are pursuing our legal options and, at the same time, evaluating alternatives for these assets. If we divest all or a portion of these assets, we would intend to sell the assets at fair market value which would provide additional cash. During this period of substantial cash generation, we intend to maintain a total leverage ratio, defined in our credit agreement as the ratio of total indebtedness (total debt less cash on hand of up to $50.0 million) to adjusted EBITDA (as defined in our credit agreement and calculated below), of approximately 3.0x, while also evaluating other alternatives for cash, including returning value to shareholders through share repurchases. On February 19, 2013, the Board of Directors authorized the repurchase of up to 4.0 million shares of our common stock by December 31, 2013. As of March 30, 2013, we had repurchased 6,800 shares of common stock for $0.3 million. The timing, price and volume of future repurchases will be based on market conditions, relevant securities laws and other factors. The stock repurchases may be made from time to time on the open market or in privately negotiated transactions. The stock repurchase program does not require us to repurchase any specific number of shares, and we may terminate the repurchase program at any time. The cash proceeds received from any potential divestiture of all or a portion of the Microporous assets in Piney Flats, Tennessee, and Feistritz, Austria, may be a factor in the amount of shares repurchased.

Our senior secured credit agreement provides for a $300.0 million term loan facility ($288.8 million outstanding at March 30, 2013) and a $150.0 million revolving credit facility ($10.0 million outstanding at March 30, 2013). At March 30, 2013, the Company had $140.0 million of borrowings available under the revolving credit facility. The term loan facility and the revolving credit facility mature in June 2017. Because we intend to pay back outstanding borrowings under the revolving credit facility within the next twelve months, we have classified these borrowings as current liabilities.

Interest rates under the senior secured credit agreement are, at our option, equal to either an alternate base rate or Eurocurrency base rate plus a specified margin.  At March 30, 2013, the interest rate on borrowings under the senior secured credit agreement was 2.96%.

Under the credit agreement, we are required to maintain a maximum ratio of indebtedness to adjusted EBITDA and a minimum ratio of adjusted EBITDA to cash interest expense.  Adjusted EBITDA, as defined under the senior secured credit agreement, was as follows:

(in millions)	Twelve Months Ended March 30, 2013
Net income	$61.2
Add/Subtract:
Depreciation and amortization expense	56.5
Interest expense, net	37.0
Income taxes	25.4
Stock-based compensation	16.5
Foreign currency loss	0.6
Loss on disposal of property, plant and equipment	0.7
Costs related to the FTC litigation	0.3
Write-off of loan acquisition costs associated with refinancing of senior credit agreement	2.5
Other non-cash or non-recurring charges	0.2
Adjusted EBITDA	$200.9

As of March 30, 2013, the calculation of the senior leverage ratio, as defined under the senior secured credit agreement, was as follows:

(in millions)
Indebtedness (1)	$255.6
Adjusted EBITDA	$200.9
Actual senior leverage ratio	1.27x
Required maximum senior leverage ratio	2.50x

(1)         Calculated as the sum of outstanding borrowings under the senior secured credit agreement, less cash on hand (not to exceed $50.0 million).

As of March 30, 2013, the calculation of the interest coverage ratio, as defined under the senior secured credit agreement, was as follows:

(in millions)
Adjusted EBITDA	$200.9
Interest expense, net (1)	$36.1
Actual interest coverage ratio	5.56x
Required minimum interest coverage ratio	3.00x

(1)         Calculated as cash interest expense, as defined under the senior secured credit agreement, for the twelve months ended March 30, 2013.

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

Future debt service payments are expected to be paid out of cash flows from operations, borrowings on our revolving credit facility and future refinancing of our debt. Our cash interest requirements for the next twelve months are estimated to be $37.0 million.

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

In connection with the acquisition of Membrana GmbH (“Membrana”) in 2002, we recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for us to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. The environmental reserve for the Membrana facility, which is denominated in euros, was $10.2 million at March 30, 2013.  We anticipate the expenditures associated with the reserve will be made in the next twelve months.

We have indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel N.V. (“Akzo”), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. We will receive indemnification payments under the indemnification agreements after expenditures are made against approved claims. At March 30, 2013, the indemnification receivable, which is denominated in euros, was $11.2 million.

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

Interest rate risk

At March 30, 2013, we had fixed rate debt of $365.0 million and variable rate debt of $298.8 million. To reduce the interest rate risk inherent in our variable rate debt, we may utilize interest rate derivatives. As of March 30, 2013, there were no outstanding interest rate derivatives. The pre-tax earnings and cash flow impact resulting from a 100 basis point increase in interest rates on our variable rate debt, holding other variables constant, would be $3.0 million per year.

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

The dollar/euro exchange rates used in our financial statements for the periods ended as set forth below were as follows:

	March 30, 2013	March 31, 2012
Period end rate	1.2820	1.3339
Period average rate for the three months ended	1.3206	1.3099

Our strategy for management of currency risk relies primarily on conducting our operations in a country’s respective currency and may, from time to time, involve foreign currency derivatives. As of March 30, 2013, we did not have any foreign currency derivatives outstanding.

Item 4.  Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) was performed under the supervision, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 30, 2013 to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended March 30, 2013, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For the fiscal year ended December 29, 2012, the Microporous business represented approximately 10% of consolidated revenue and approximately 13% of consolidated operating income, including the facility that we completed and shifted production to in Feistritz, Austria post-acquisition.  At December 29, 2012, Microporous assets were less than 5% of consolidated assets.  The impact of a final resolution to this matter may be affected by a number of uncertainties, including, but not limited to, whether we are required to divest all or a portion of the Microporous assets, the timing of a potential divestiture, the proceeds of such a divestiture and the incremental growth in our core businesses.  If we were required to divest all or a portion of the Microporous assets, we would intend to sell the assets at fair market value.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides detail about our share repurchase activity during the three months ended March 30, 2013:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
December 30, 2012 – February 2, 2013	—	—	—	4,000,000
February 3, 2013 – March 2, 2013	—	—	—	4,000,000
March 3, 2013 – March 30, 2013	6,800	$39.95	6,800	3,993,200
Total	6,800	$39.95	6,800	3,993,200

On February 19, 2013, the Board of Directors authorized the repurchase of up to 4.0 million shares of our common stock by December 31, 2013. As of March 30, 2013, we had repurchased 6,800 shares of common stock under the February 2013 repurchase program.

Excluded from this disclosure are shares of common stock withheld and repurchased in connection with the restricted stock grant on February 25, 2013 to satisfy certain foreign employees’ statutory withholding tax liability.

Item 6.         Exhibits

Exhibit No.	Exhibit Description

10.1	Tax Sharing Agreement, dated as of May 13, 2004, by and among Polypore International, Inc., PP Holding Corporation and Polypore, Inc.
10.2*	Form of Change in Control Agreement entered into between Polypore International, Inc. and certain senior executives
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files

*   Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2013		POLYPORE INTERNATIONAL, INC.
(Registrant)

	By:	/s/ Robert B. Toth
Robert B. Toth
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Lynn Amos
Lynn Amos
Chief Financial Officer
(principal financial officer and principal accounting officer)