Form 10-Q
period 2013-06-29
Polypore International, Inc.
filed 2013-08-08
CIK 1292556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2013

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

There were 44,806,626 shares of the registrant’s common stock outstanding as of July 31, 2013.

Polypore International, Inc.

Index to Quarterly Report on Form 10-Q

For the Three Months Ended June 29, 2013

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Polypore International, Inc.

Condensed consolidated balance sheets

	June 29, 2013
(in thousands, except share data)	(unaudited)	December 29, 2012*
Assets
Current assets:
Cash and cash equivalents	$32,262	$44,873
Accounts receivable, net	119,242	122,056
Inventories	115,855	115,462
Deferred income taxes	21,673	21,671
Prepaid and other	22,060	22,769
Assets held for sale	89,511	92,261
Total current assets	400,603	419,092
Property, plant and equipment, net	592,882	607,466
Goodwill	444,512	444,512
Intangibles and loan acquisition costs, net	100,077	107,006
Other	7,945	7,996
Total assets	$1,546,019	$1,586,072

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$25,289	$30,083
Accrued liabilities	45,699	44,039
Income taxes payable	4,432	1,603
Current portion of debt	69,200	50,000
Liabilities related to assets held for sale	20,403	19,576
Total current liabilities	165,023	145,301
Debt, less current portion	635,000	646,250
Pension obligations, less current portion	104,011	103,491
Deferred income taxes	83,572	84,719
Other	23,580	23,474
Commitments and contingencies

Shareholders’ equity:
Preferred stock — 15,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value — 200,000,000 shares authorized; 46,812,226 issued and 44,822,126 outstanding at June 29, 2013 and 46,627,064 issued and outstanding at December 29, 2012	468	466
Paid-in capital	555,511	545,196
Retained earnings	80,229	55,768
Accumulated other comprehensive loss	(27,055)	(22,353)
Treasury stock, at cost — 1,990,100 shares at June 29, 2013 and no shares at December 29, 2012	(79,935)	—
Total Polypore shareholders’ equity	529,218	579,077
Noncontrolling interest	5,615	3,760
Total shareholders’ equity	534,833	582,837
Total liabilities and shareholders’ equity	$1,546,019	$1,586,072

* Derived from audited consolidated financial statements

See notes to condensed consolidated financial statements

Polypore International, Inc.

Condensed consolidated statements of income

(unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$168,897	$167,607	$314,838	$325,210
Cost of goods sold	108,471	102,225	205,217	193,693
Gross profit	60,426	65,382	109,621	131,517
Selling, general and administrative expenses	32,394	31,390	63,130	64,618
Operating income	28,032	33,992	46,491	66,899
Other (income) expense:
Interest expense, net	9,921	8,169	19,712	16,960
Foreign currency and other	(116)	(1,706)	702	(1,243)
Write-off of loan acquisition costs associated with refinancing of senior credit agreement	—	2,478	—	2,478
	9,805	8,941	20,414	18,195
Income from continuing operations before income taxes	18,227	25,051	26,077	48,704
Income taxes	5,731	7,396	7,924	15,218
Income from continuing operations	12,496	17,655	18,153	33,486
Income from discontinued operations, net of income taxes	2,944	2,826	6,308	5,768
Net income	$15,440	$20,481	$24,461	$39,254

Net income per share — basic:
Continuing operations	$0.27	$0.38	$0.39	$0.72
Discontinued operations	0.06	0.06	0.14	0.12
Net income per share	$0.33	$0.44	$0.53	$0.84

Net income per share — diluted:
Continuing operations	$0.27	$0.37	$0.39	$0.71
Discontinued operations	0.06	0.06	0.13	0.12
Net income per share	$0.33	$0.43	$0.52	$0.83

Weighted average shares outstanding — basic	46,269,885	46,533,322	46,441,603	46,515,512
Weighted average shares outstanding — diluted	46,917,077	47,207,680	47,106,282	47,211,282

See notes to condensed consolidated financial statements

Polypore International, Inc.

Condensed consolidated statements of comprehensive income

(unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income	$15,440	$20,481	$24,461	$39,254
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,845)	(16,274)	(5,833)	(6,851)
Change in net actuarial loss and prior service credit	(264)	625	639	305
Income taxes related to other comprehensive income (loss)	(130)	1,144	492	610
Other comprehensive loss	(2,239)	(14,505)	(4,702)	(5,936)
Comprehensive income	$13,201	$5,976	$19,759	$33,318

See notes to condensed consolidated financial statements

Polypore International, Inc.

Condensed consolidated statements of cash flows

(unaudited)

	Six Months Ended
(in thousands)	June 29, 2013	June 30, 2012
Operating activities:
Net income	$24,461	$39,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	22,882	20,032
Amortization expense	5,927	7,430
Amortization of loan acquisition costs	1,237	1,234
Stock-based compensation	9,297	8,432
Loss on disposal of property, plant and equipment	864	900
Foreign currency (gain) loss	670	(535)
Deferred income taxes	(713)	8,678
Write-off of loan acquisition costs associated with refinancing of senior credit agreement	—	2,478
Changes in operating assets and liabilities:
Accounts receivable	2,498	(1,486)
Inventories	(1,894)	(24,015)
Prepaid and other current assets	719	1,136
Accounts payable and accrued liabilities	(1,457)	(11,955)
Income taxes payable	2,838	(6,002)
Other, net	2,002	1,224
Net cash provided by operating activities	69,331	46,805
Investing activities:
Purchases of property, plant and equipment, net	(13,574)	(95,277)
Net cash used in investing activities	(13,574)	(95,277)
Financing activities:
Principal payments on debt	(11,250)	(924)
Payments on revolving credit facility	(35,000)	—
Proceeds from revolving credit facility	54,200	—
Proceeds from stock option exercises	1,020	490
Repurchases of common stock	(79,935)	—
Noncontrolling interest	1,731	(104)
Proceeds from new senior credit agreement	—	350,000
Principal payments in connection with refinancing of senior credit agreement	—	(342,291)
Loan acquisition costs	—	(5,986)
Net cash provided by (used in) financing activities	(69,234)	1,185
Effect of exchange rate changes on cash and cash equivalents	866	(894)
Net decrease in cash and cash equivalents	(12,611)	(48,181)
Cash and cash equivalents at beginning of period	44,873	92,574
Cash and cash equivalents at end of period	$32,262	$44,393

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries after elimination of intercompany accounts and transactions.  The unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, the unaudited condensed consolidated financial statements and notes do not contain certain information included in the Company’s annual financial statements. In the opinion of management, all normal and recurring adjustments that are necessary for a fair presentation have been made. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012. Operating results for the three months ended June 29, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2013.

Effective June 24, 2013 (see Note 14), the accompanying condensed consolidated balance sheets as of June 29, 2013 and December 29, 2012 reflect the classification of certain assets and liabilities as held for sale.  The condensed consolidated statements of income for all periods presented reflect the presentation of discontinued operations. All disclosures and amounts in the notes to the condensed consolidated financial statements relate to the Company’s continuing operations, unless otherwise indicated.

2.                                      Inventories

Inventories are carried at the lower of cost or market using the first-in, first-out method of accounting and consist of:

(in thousands)	June 29, 2013	December 29, 2012
Raw materials	$36,819	$42,113
Work-in-process	27,667	27,608
Finished goods	51,369	45,741
	$115,855	$115,462

3.                                      Debt

Debt, in order of priority, consists of:

(in thousands)	June 29, 2013	December 29, 2012
Senior credit agreement:
Revolving credit facility	$54,200	$35,000
Term loan facility	285,000	296,250
	339,200	331,250
7.5% senior notes	365,000	365,000
	704,200	696,250
Less current portion, including borrowings under the revolving credit facility	69,200	50,000
Long-term debt	$635,000	$646,250

On June 29, 2012, the Company refinanced its previous senior secured credit agreement with a new senior secured credit agreement.  The credit agreement provides for a $150,000,000 revolving credit facility ($50,000,000 of which was borrowed in connection with the refinancing) and a $300,000,000 term loan facility. The proceeds from the credit agreement were used to pay outstanding principal and interest under the previous credit agreement and loan acquisition costs of $6,228,000

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

($5,986,000 paid during the second quarter of 2012), which were capitalized and will be amortized over the life of the credit agreement. In connection with the refinancing, the Company wrote-off unamortized loan acquisition costs of $2,478,000 associated with the previous credit agreement. Interest rates under the credit agreement are, at the Company’s option, equal to either an alternate base rate or the Eurocurrency base rate, plus a specified margin.

At June 29, 2013, the Company had $54,200,000 outstanding under the revolving credit facility and $95,800,000 available for borrowing. The revolving credit facility matures in June 2017.  The Company intends to pay back outstanding borrowings under the revolving credit facility within the next twelve months and accordingly, has included these borrowings in “Current portion of debt” in the accompanying condensed consolidated balance sheets.

4.                                      Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates their fair value due to the short-term maturities of these assets and liabilities. The carrying amount of borrowings under the senior secured credit agreement approximates fair value because the interest rates adjust to market interest rates. The fair value of the 7.5% senior notes, based on a quoted market price and classified as level one in the fair value hierarchy, was $380,513,000 at June 29, 2013.

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

6.                                      Pension Plans

The Company and its subsidiaries sponsor multiple defined benefit pension plans based in subsidiaries located outside of the United States. The following table provides the components of net periodic benefit cost:

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Service cost	$555	$414	$1,118	$836
Interest cost	1,114	1,184	2,241	2,391
Expected return on plan assets	(189)	(211)	(380)	(426)
Amortization of prior service credit	(13)	(13)	(26)	(26)
Recognized net actuarial loss	427	117	859	236
Net periodic benefit cost	$1,894	$1,491	$3,812	$3,011

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

In connection with the acquisition of Membrana GmbH (“Membrana”) in 2002, the Company recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

which are required in order for the Company to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. The environmental reserve for the Membrana facility, which is denominated in euros, was $8,556,000 and $11,079,000 at June 29, 2013 and December 29, 2012, respectively. The Company anticipates the expenditures associated with the reserve will be made in the next twelve months. The reserve is included in “Accrued liabilities” in the accompanying condensed consolidated balance sheets.

The Company has indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel N.V. (“Akzo”), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. The Company receives indemnification payments under the indemnification agreements after expenditures are made against approved claims. At June 29, 2013 and December 29, 2012, the indemnification receivable, which is denominated in euros, was $11,383,000 and $11,542,000, respectively. The receivable is included in “Prepaid and other” in the accompanying condensed consolidated balance sheets.

8.                                      Treasury Stock

On February 19, 2013, the Board of Directors authorized the repurchase of up to 4,000,000 shares of the Company’s common stock by December 31, 2013. As of June 29, 2013, the Company had repurchased 1,984,500 shares of common stock for $79,731,000.  Additionally, in connection with the restricted stock grant on February 25, 2013, the Company withheld and repurchased 5,600 shares of common stock for $204,000 to satisfy certain foreign employees’ statutory withholding tax liability.

9.                                      Related Party Transactions

The Company’s German subsidiary has a 33% equity investment in a patent and trademark service provider and a 25% equity investment in a research company. The investments are accounted for under the equity method of accounting and were $641,000 and $650,000 at June 29, 2013 and December 29, 2012, respectively. Charges from the affiliates for work performed were $393,000 and $659,000 for the three and six months ended June 29, 2013, respectively. Charges from the affiliates for work performed were $358,000 and $685,000 for the three and six months ended June 30, 2012, respectively. Amounts due to the affiliates were $69,000 and $239,000 at June 29, 2013 and December 29, 2012, respectively.

10.                               Noncontrolling Interest

In 2010, the Company formed a joint venture with Camel Group Co., Ltd (“Camel”), a leading battery manufacturer in China, to produce lead-acid battery separators primarily for Camel’s use. The joint venture, Daramic Xiangyang Battery Separator Co., Ltd. (“Daramic Xiangyang”), is located at Camel’s facility and owned 65% by the Company and 35% by Camel. During the six months ended June 29, 2013, the Company and Camel made equity contributions of $2,470,000 and $1,330,000, respectively, to fund capital expenditures.

In exchange for notes payable, Daramic Xiangyang purchased from Camel a building and from the Company certain production equipment that was previously located at the Company’s former facility in Potenza, Italy. The notes payable and related interest will be paid by Daramic Xiangyang using available free cash flow, as defined in the joint venture agreement.  The building note payable to Camel has a principal balance of $5,910,000 at June 29, 2013 and December 29, 2012 and is included in “Other” non-current liabilities in the accompanying condensed consolidated balance sheets, and the equipment note payable to the Company eliminates in consolidation.

11.                               Commitments and Contingencies

Collective Bargaining Agreement

The Company’s employees at the Corydon, Indiana facility are represented under a labor union collective bargaining agreement. The collective bargaining agreement at the Corydon facility, covering approximately 3% of the Company’s workers, expires on August 31, 2013.

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

12.                               Stock-Based Compensation Plans

The Company offers stock-based compensation plans to attract, retain, motivate and reward key officers, non-employee directors and employees. Stock-based compensation expense was $4,830,000 and $9,297,000 for the three and six months ended June 29, 2013, respectively, and $4,162,000 and $8,432,000 for the same three and six month periods in the prior year, respectively. The income tax benefit related to stock-based compensation expense was $1,717,000 and $3,304,000 for the three and six months ended June 29, 2013, respectively, and $1,477,000 and $2,992,000 for the same three and six month periods in the prior year, respectively. Stock-based compensation expense includes costs associated with stock options and restricted stock and is classified as “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of income.

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

On February 25, 2013, the Company modified the terms of stock options granted on August 23, 2011. For participants that meet certain criteria upon retirement, the modification extends the exercise period for vested options from 90 days after retirement to the earlier of the option expiration date or three years after retirement and also allows unvested options to continue to vest for up to three years after retirement as if the participant had remained in the service of the Company. The total incremental stock option expense associated with the modification, net of estimated forfeitures, was $2,500,000, of which $482,000 has been recognized as of June 29, 2013, and the remainder of which will be recognized over the remaining vesting period of 1.4 years.

13.                               Segment Information

The Company’s operations are principally managed on a products basis and are comprised of three reportable segments for financial reporting purposes. The Company’s three reportable segments are presented in the context of its two primary businesses — energy storage and separations media.

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

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

Financial information relating to the reportable segments is presented below:

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales to external customers (by major product group):
Electronics and EDVs	$42,214	$47,396	$66,589	$89,784
Transportation and industrial	80,340	73,861	156,453	143,961
Energy storage	122,554	121,257	223,042	233,745
Healthcare	30,045	28,524	59,543	56,069
Filtration and specialty	16,298	17,826	32,253	35,396
Separations media	46,343	46,350	91,796	91,465
Total net sales to external customers	$168,897	$167,607	$314,838	$325,210

Operating income:
Electronics and EDVs	$10,781	$14,508	$8,262	$31,303
Transportation and industrial	16,800	17,105	33,041	32,703
Energy storage	27,581	31,613	41,303	64,006
Separations media	13,836	12,958	29,345	26,821
Corporate and other	(7,612)	(5,827)	(13,445)	(14,338)
Segment operating income	33,805	38,744	57,203	76,489
Stock-based compensation	4,830	4,162	9,297	8,432
Non-recurring and other costs	943	590	1,415	1,158
Total operating income	28,032	33,992	46,491	66,899
Reconciling items:
Interest expense, net	9,921	8,169	19,712	16,960
Foreign currency and other	(116)	(1,706)	702	(1,243)
Write-off of loan acquisition costs associated with refinancing of senior credit agreement	—	2,478	—	2,478
Income from continuing operations before income taxes	$18,227	$25,051	$26,077	$48,704

Depreciation and amortization:
Electronics and EDVs	$4,395	$4,150	$8,796	$7,311
Transportation and industrial	2,901	2,295	5,670	4,478
Energy storage	7,296	6,445	14,466	11,789
Separations media	3,491	3,390	6,927	6,712
Corporate and other	2,814	3,197	5,636	7,160
Total depreciation and amortization from continuing operations	$13,601	$13,032	$27,029	$25,661

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

14.                               Assets Held for Sale and Discontinued Operations

In February 2008, the Company purchased 100% of the capital stock of Microporous Holding Corporation, the parent company of Microporous Products L.P. (“Microporous”).  On September 9, 2008, the Federal Trade Commission (the “FTC”) issued an administrative complaint against the Company. After challenging the complaint before an Administrative Law Judge of the FTC and subsequently before the Commissioners of the FTC, the Company was ordered to divest the Microporous assets that were acquired in February 2008.  In January 2011, the Company filed a petition with the U.S. Court of Appeals for the 11th Circuit to review the FTC’s order and opinion. The 11th Circuit affirmed the FTC’s decision. In January 2013, the Company filed an appeal with the U.S. Supreme Court. On June 24, 2013, the U.S. Supreme Court declined to hear the Company’s appeal.  As a result, the divestiture provisions of the FTC’s order, which were stayed pending appeal, went into effect and the Company is required to divest the Microporous assets, which consist of the production facilities in Piney Flats, Tennessee, and Feistritz, Austria, by December 26, 2013. Microporous is a component of the transportation and industrial segment.

Effective June 24, 2013, the assets and liabilities of Microporous to be sold meet the accounting criteria to be classified as held for sale and have been aggregated and reported separately in the accompanying condensed consolidated balance sheets as of June 29, 2013 and December 29, 2012.  The Company expects to divest the Microporous assets at a price in excess of book value. The carrying amounts of assets and liabilities held for sale are as follows:

(in thousands)	June 29, 2013	December 29, 2012
Assets
Accounts receivable, net	$14,377	$15,259
Inventories	4,860	4,447
Prepaid and other	327	759
Property, plant and equipment, net	30,019	31,335
Goodwill and intangibles, net	39,160	39,530
Other	768	931
Assets held for sale	$89,511	$92,261

Liabilities
Accounts payable and accrued liabilities	$5,033	$4,066
Deferred income taxes	13,935	13,948
Other	1,435	1,562
Liabilities related to assets held for sale	$20,403	$19,576

The results of operations of Microporous are classified as discontinued operations and are presented separately in the accompanying condensed consolidated statements of income for all periods presented.  Summarized results of operations reported as discontinued operations are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$18,373	$18,207	$35,945	$34,309

Income from discontinued operations	4,676	4,377	9,795	8,620

Income from discontinued operations, net of income taxes	2,944	2,826	6,308	5,768

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

The following sets forth condensed consolidating financial statements of the Guarantors and non-Guarantor subsidiaries.

Condensed consolidating balance sheet
June 29, 2013

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$24,948	$7,314	$—	$32,262
Accounts receivable, net	41,901	77,341	—	—	119,242
Inventories	34,863	80,992	—	—	115,855
Prepaid and other	25,420	17,344	969	—	43,733
Assets held for sale	27,778	22,573	39,160	—	89,511
Total current assets	129,962	223,198	47,443	—	400,603
Due from affiliates	625,525	388,773	483,038	(1,497,336)	—
Investment in subsidiaries	120,655	385,518	679,052	(1,185,225)	—
Property, plant and equipment, net	309,974	282,908	—	—	592,882
Goodwill	—	—	444,512	—	444,512
Intangibles and loan acquisition costs, net	—	—	100,077	—	100,077
Other	727	7,188	30	—	7,945
Total assets	$1,186,843	$1,287,585	$1,754,152	$(2,682,561)	$1,546,019

Liabilities and shareholders’ equity
Accounts payable and accrued liabilities	$21,843	$43,952	$5,193	$—	$70,988
Income taxes payable	—	4,815	(383)	—	4,432
Current portion of debt	—	—	69,200	—	69,200
Liabilities related to assets held for sale	16,077	4,326	—	—	20,403
Total current liabilities	37,920	53,093	74,010	—	165,023
Due to affiliates	623,493	363,708	510,135	(1,497,336)	—
Debt, less current portion	—	—	635,000	—	635,000
Pension obligations, less current portion	—	104,011	—	—	104,011
Deferred income taxes and other	63,717	43,261	174	—	107,152
Shareholders’ equity	461,713	723,512	534,833	(1,185,225)	534,833
Total liabilities and shareholders’ equity	$1,186,843	$1,287,585	$1,754,152	$(2,682,561)	$1,546,019

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Condensed consolidating balance sheet
December 29, 2012

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$28,098	$16,775	$—	$44,873
Accounts receivable, net	36,980	85,076	—	—	122,056
Inventories	41,616	73,846	—	—	115,462
Prepaid and other	24,656	19,246	538	—	44,440
Assets held for sale	27,566	25,165	39,530	—	92,261
Total current assets	130,818	231,431	56,843	—	419,092
Due from affiliates	554,190	330,148	482,869	(1,367,207)	—
Investment in subsidiaries	123,765	381,295	636,860	(1,141,920)	—
Property, plant and equipment, net	316,128	291,338	—	—	607,466
Goodwill	—	—	444,512	—	444,512
Intangibles and loan acquisition costs, net	—	—	107,006	—	107,006
Other	727	7,269	—	—	7,996
Total assets	$1,125,628	$1,241,481	$1,728,090	$(2,509,127)	$1,586,072

Liabilities and shareholders’ equity
Accounts payable and accrued liabilities	$24,279	$45,286	$4,557	$—	$74,122
Income taxes payable	—	723	880	—	1,603
Current portion of debt	—	—	50,000	—	50,000
Liabilities related to assets held for sale	15,222	4,354	—	—	19,576
Total current liabilities	39,501	50,363	55,437	—	145,301
Due to affiliates	579,388	344,398	443,421	(1,367,207)	—
Debt, less current portion	—	—	646,250	—	646,250
Pension obligations, less current portion	—	103,491	—	—	103,491
Deferred income taxes and other	65,367	42,681	145	—	108,193
Shareholders’ equity	441,372	700,548	582,837	(1,141,920)	582,837
Total liabilities and shareholders’ equity	$1,125,628	$1,241,481	$1,728,090	$(2,509,127)	$1,586,072

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Condensed consolidating statement of income
For the three months ended June 29, 2013

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net sales	$54,763	$114,134	$—	$—	$168,897
Cost of goods sold	22,650	85,821	—	—	108,471
Gross profit	32,113	28,313	—	—	60,426
Selling, general and administrative expenses	15,237	10,799	6,358	—	32,394
Operating income (loss)	16,876	17,514	(6,358)	—	28,032
Interest expense and other	(2,315)	2,560	9,560	—	9,805
Equity in earnings of subsidiaries	—	—	(23,220)	23,220	—
Income from continuing operations before income taxes	19,191	14,954	7,302	(23,220)	18,227
Income taxes	9,517	4,537	(8,323)	—	5,731
Income from continuing operations	9,674	10,417	15,625	(23,220)	12,496
Income from discontinued operations, net of income taxes	1,690	1,439	(185)	—	2,944
Net income	$11,364	$11,856	$15,440	$(23,220)	$15,440

Condensed consolidating statement of income
For the three months ended June 30, 2012

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net sales	$43,475	$124,132	$—	$—	$167,607
Cost of goods sold	10,906	91,319	—	—	102,225
Gross profit	32,569	32,813	—	—	65,382
Selling, general and administrative expenses	16,347	11,032	4,011	—	31,390
Operating income (loss)	16,222	21,781	(4,011)	—	33,992
Interest expense and other	(3,714)	1,063	9,114	—	6,463
Write-off of loan acquisition costs associated with refinancing of senior credit agreement	—	—	2,478	—	2,478
Equity in earnings of subsidiaries	—	—	(29,849)	29,849	—
Income from continuing operations before income taxes	19,936	20,718	14,246	(29,849)	25,051
Income taxes	9,666	4,150	(6,420)	—	7,396
Income from continuing operations	10,270	16,568	20,666	(29,849)	17,655
Income from discontinued operations, net of income taxes	1,411	1,600	(185)	—	2,826
Net income	$11,681	$18,168	$20,481	$(29,849)	$20,481

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Condensed consolidating statement of income
For the six months ended June 29, 2013

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net sales	$89,900	$224,938	$—	$—	$314,838
Cost of goods sold	39,297	165,920	—	—	205,217
Gross profit	50,603	59,018	—	—	109,621
Selling, general and administrative expenses	30,244	22,211	10,675	—	63,130
Operating income (loss)	20,359	36,807	(10,675)	—	46,491
Interest expense and other	(3,715)	4,701	19,428	—	20,414
Equity in earnings of subsidiaries	—	—	(39,307)	39,307	—
Income from continuing operations before income taxes	24,074	32,106	9,204	(39,307)	26,077
Income taxes	13,427	10,124	(15,627)	—	7,924
Income from continuing operations	10,647	21,982	24,831	(39,307)	18,153
Income from discontinued operations, net of income taxes	3,180	3,498	(370)	—	6,308
Net income	$13,827	$25,480	$24,461	$(39,307)	$24,461

Condensed consolidating statement of income
For the six months ended June 30, 2012

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net sales	$86,363	$238,847	$—	$—	$325,210
Cost of goods sold	20,268	173,425	—	—	193,693
Gross profit	66,095	65,422	—	—	131,517
Selling, general and administrative expenses	33,312	23,177	8,129	—	64,618
Operating income (loss)	32,783	42,245	(8,129)	—	66,899
Interest expense and other	(6,298)	3,872	18,143	—	15,717
Write-off of loan acquisition costs associated with refinancing of senior credit agreement	—	—	2,478	—	2,478
Equity in earnings of subsidiaries	—	—	(58,512)	58,512	—
Income from continuing operations before income taxes	39,081	38,373	29,762	(58,512)	48,704
Income taxes	16,850	8,230	(9,862)	—	15,218
Income from continuing operations	22,231	30,143	39,624	(58,512)	33,486
Income from discontinued operations, net of income taxes	2,903	3,235	(370)	—	5,768
Net income	$25,134	$33,378	$39,254	$(58,512)	$39,254

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Condensed consolidating statement of comprehensive income
For the three months ended June 29, 2013

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net income	$11,364	$11,856	$15,440	$(23,220)	$15,440
Foreign currency translation adjustment, net of income tax expense of $268	—	(1,597)	(346)	(170)	(2,113)
Change in net actuarial loss and prior service credit, net of income tax benefit of $138	—	(126)	—	—	(126)
Equity in earnings of subsidiaries	—	—	(1,893)	1,893	—
Comprehensive income	$11,364	$10,133	$13,201	$(21,497)	$13,201

Condensed consolidating statement of comprehensive income
For the three months ended June 30, 2012

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net income	$11,681	$18,168	$20,481	$(29,849)	$20,481
Foreign currency translation adjustment, net of income tax benefit of $1,144	—	(14,595)	1,053	(1,588)	(15,130)
Change in net actuarial loss and prior service credit	—	625	—	—	625
Equity in earnings of subsidiaries	—	—	(15,558)	15,558	—
Comprehensive income	$11,681	$4,198	$5,976	$(15,879)	$5,976

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Condensed consolidating statement of comprehensive income
For the six months ended June 29, 2013

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net income	$13,827	$25,480	$24,461	$(39,307)	$24,461
Foreign currency translation adjustment, net of income tax benefit of $218	—	(5,874)	354	(95)	(5,615)
Change in net actuarial loss and prior service credit, net of income tax benefit of $274	—	913	—	—	913
Equity in earnings of subsidiaries	—	—	(5,056)	5,056	—
Comprehensive income	$13,827	$20,519	$19,759	$(34,346)	$19,759

Condensed consolidating statement of comprehensive income
For the six months ended June 30, 2012

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net income	$25,134	$33,378	$39,254	$(58,512)	$39,254
Foreign currency translation adjustment, net of income tax benefit of $610	—	(6,293)	782	(730)	(6,241)
Change in net actuarial loss and prior service credit	—	305	—	—	305
Equity in earnings of subsidiaries	—	—	(6,718)	6,718	—
Comprehensive income	$25,134	$27,390	$33,318	$(52,524)	$33,318

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Condensed consolidating statement of cash flows
For the six months ended June 29, 2013

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$43,221	$41,903	$(20,075)	$4,282	$69,331
Investing activities:
Purchases of property, plant and equipment, net	(2,240)	(11,334)	—	—	(13,574)
Net cash used in investing activities	(2,240)	(11,334)	—	—	(13,574)
Financing activities:
Principal payments on debt	—	—	(11,250)	—	(11,250)
Payments on revolving credit facility	—	—	(35,000)	—	(35,000)
Proceeds from revolving credit facility	—	—	54,200	—	54,200
Proceeds from stock option exercises	—	—	1,020	—	1,020
Repurchases of common stock	—	—	(79,935)	—	(79,935)
Noncontrolling interest	—	—	1,731	—	1,731
Intercompany transactions, net	(40,981)	(34,585)	79,848	(4,282)	—
Net cash provided by (used in) financing activities	(40,981)	(34,585)	10,614	(4,282)	(69,234)
Effect of exchange rate changes on cash and cash equivalents	—	866	—	—	866
Net decrease in cash and cash equivalents	—	(3,150)	(9,461)	—	(12,611)
Cash and cash equivalents at beginning of period	—	28,098	16,775	—	44,873
Cash and cash equivalents at end of period	$—	$24,948	$7,314	$—	$32,262

Condensed consolidating statement of cash flows
For the six months ended June 30, 2012

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$51,499	$14,239	$(18,133)	$(800)	$46,805
Investing activities:
Purchases of property, plant and equipment, net	(83,072)	(12,205)	—	—	(95,277)
Net cash used in investing activities	(83,072)	(12,205)	—	—	(95,277)
Financing activities:
Principal payments on debt	—	(117)	(807)	—	(924)
Proceeds from stock option exercises	—	—	490	—	490
Noncontrolling interest	—	—	(104)	—	(104)
Proceeds from new senior credit agreement	—	—	350,000	—	350,000
Principal payments in connection with refinancing of senior credit agreement	—	(41,865)	(300,426)	—	(342,291)
Loan acquisition costs	—	—	(5,986)	—	(5,986)
Intercompany transactions, net	31,573	(814)	(31,559)	800	—
Net cash provided by (used in) financing activities	31,573	(42,796)	11,608	800	1,185
Effect of exchange rate changes on cash and cash equivalents	—	(894)	—	—	(894)
Net decrease in cash and cash equivalents	—	(41,656)	(6,525)	—	(48,181)
Cash and cash equivalents at beginning of period	—	65,495	27,079	—	92,574
Cash and cash equivalents at end of period	$—	$23,839	$20,554	$—	$44,393

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

In the second quarter of 2013, the order requiring us to divest the Microporous assets went into effect (as discussed in more detail in the discussion of discontinued operations below). The results of operations of Microporous are classified as discontinued operations and are excluded from continuing operations and segment results for all periods presented. All disclosures and amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to our continuing operations, unless otherwise indicated.

Overview

We are a leading global high-technology filtration company that develops, manufactures and markets specialized microporous membranes used in separation and filtration processes. In fiscal 2012, we generated total net sales of $648.7 million. We operate in two primary businesses: energy storage, which includes the transportation and industrial segment and the electronics and EDVs segment, and separations media. The transportation and industrial and separations media segments represent approximately 75% of our total net sales and operate in stable, growing markets, have high recurring revenue bases and generate strong cash flows. In the electronics and EDVs segment, we have a key presence in the more established consumer electronics market and participate in the potentially larger and developing electric drive vehicle (“EDV”) and energy storage systems (“ESS”) markets where lithium is the disruptive technology. As described in more detail below, the long-term growth drivers for lithium batteries are positive, but we have and may continue to experience variability in the short term as these markets emerge.

Since 2009, we have made significant investments in capacity expansion projects, all of which were funded by internally generated cash and a $49.3 million grant from the U.S. Department of Energy. Cash flows from operations, lower capital expenditures and expected proceeds from the divestiture of the Microporous assets position us to generate significant amounts of cash in 2013.

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

Results of Operations

The following table sets forth, for the periods indicated, certain operating data in amount and as a percentage of net sales:

			Percentage of Net Sales
	Three Months Ended		Three Months Ended
($’s in millions)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$168.9	$167.6	100.0%	100.0%

Gross profit	60.4	65.4	35.8	39.0
Selling, general and administrative expenses	32.4	31.4	19.2	18.7
Operating income	28.0	34.0	16.6	20.3
Interest expense, net	9.9	8.2	5.9	4.9
Other	(0.1)	0.7	(0.1)	0.4
Income from continuing operations before income taxes	18.2	25.1	10.8	15.0
Income taxes	5.7	7.4	3.4	4.4
Income from continuing operations	$12.5	$17.7	7.4%	10.6%

			Percentage of Net Sales
	Six Months Ended		Six Months Ended
($’s in millions)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$314.8	$325.2	100.0%	100.0%

Gross profit	109.6	131.5	34.8	40.4
Selling, general and administrative expenses	63.1	64.6	20.0	19.8
Operating income	46.5	66.9	14.8	20.6
Interest expense, net	19.7	17.0	6.3	5.2
Other	0.7	1.2	0.2	0.4
Income from continuing operations before income taxes	26.1	48.7	8.3	15.0
Income taxes	7.9	15.2	2.5	4.7
Income from continuing operations	$18.2	$33.5	5.8%	10.3%

Comparison of the three months ended June 29, 2013 with the three months ended June 30, 2012

Net sales.  Net sales for the three months ended June 29, 2013 were $168.9 million, an increase of $1.3 million, or 0.8%, from the same period in the prior year, as higher sales in the transportation and industrial segment were offset by lower sales in the electronics and EDVs segment.

Gross profit.  Gross profit was $60.4 million, a decrease of $5.0 million, or 7.6%, from the same period in the prior year.  Gross profit as a percent of net sales was 35.8% for the three months ended June 29, 2013 compared to 39.0% for the three months ended June 30, 2012.  The decrease in consolidated gross profit and gross profit margin was primarily due to lower sales in the electronics and EDVs segment, costs of exporting goods from our U.S. and European manufacturing facilities to meet growing demand in Asia in the transportation and industrial segment and the negative impact of foreign currency.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $1.0 million for the three months ended June 29, 2013 compared to the prior year primarily due to an increase in performance-based incentive compensation expense.  Selling, general and administrative expenses were 19.2% of consolidated net sales for the three months ended June 29, 2013 and 18.7% for the same period in the prior year.

Segment operating income.  Segment operating income, which excludes stock-based compensation and certain non-recurring and other costs, was $33.8 million, a decrease of $5.0 million, or 12.9%, from the same period in the prior year. Segment operating income as a percent of net sales was 20.0% for the three months ended June 29, 2013 compared to 23.2% for the three months ended June 30, 2012.  The decrease in segment operating income and segment operating income margin was the result of lower sales in the electronics and EDVs segment, costs of exporting goods from our U.S. and European manufacturing facilities to meet growing demand in Asia in the transportation and industrial segment, higher performance-based incentive compensation expense and the negative impact of foreign currency.

Interest expense.  Interest expense for the three months ended June 29, 2013 increased by $1.7 million from the same period in the prior year, primarily resulting from a decrease in capitalized interest associated with capacity expansion projects in the prior year.

Income taxes.  Income tax expense for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis. The effective tax rate was 31.4% for the three months ended June 29, 2013 compared to 29.5% for the same period in the prior year. The mix of earnings between the tax jurisdictions has the most significant impact on the effective tax rate. Each tax jurisdiction has its own set of tax laws and tax rates, and income earned by our subsidiaries is taxed independently by these various jurisdictions.  Currently, the applicable statutory income tax rates in the jurisdictions in which we operate range from 0% to 39%.

The components of our effective tax rate are as follows:

	Three Months Ended
	June 29, 2013	June 30, 2012
U.S. federal statutory rate	35.0%	35.0%
State income taxes	0.5	0.4
Mix of income in taxing jurisdictions	(2.6)	(5.9)
Other	(1.5)	—
Total effective tax rate	31.4%	29.5%

Comparison of the six months ended June 29, 2013 with the six months ended June 30, 2012

Net sales.  Net sales for the six months ended June 29, 2013 were $314.8 million, a decrease of $10.4 million, or 3.2%, from the same period in the prior year, as lower sales in the electronics and EDVs segment were somewhat offset by higher sales in the transportation and industrial segment.

Gross profit.  Gross profit was $109.6 million, a decrease of $21.9 million, or 16.7%, from the same period in the prior year.  Gross profit as a percent of net sales was 34.8% for the six months ended June 29, 2013 compared to 40.4% for the six months ended June 30, 2012.  The decrease in consolidated gross profit and gross profit margin was primarily due to lower sales in the electronics and EDVs segment, costs of exporting goods from our U.S. and European manufacturing facilities to meet growing demand in Asia in the transportation and industrial segment and the negative impact of foreign currency.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $1.5 million for the six months ended June 29, 2013 compared to the prior year primarily due to lower amortization expense.  Selling, general and administrative expenses were 20.0% of consolidated net sales for the six months ended June 29, 2013 and 19.8% for the same period in the prior year.

Segment operating income.  Segment operating income, which excludes stock-based compensation and certain non-recurring and other costs, was $57.2 million, a decrease of $19.3 million, or 25.2%, from the same period in the prior year. Segment operating income as a percent of net sales was 18.2% for the six months ended June 29, 2013 compared to 23.5% for the six months ended June 30, 2012.  The decrease in segment operating income and segment operating income margin was the result of lower sales in the electronics and EDVs segment, costs of exporting goods from our U.S. and European manufacturing facilities to meet growing demand in Asia in the transportation and industrial segment and the negative impact of foreign currency.

Interest expense.  Interest expense for the six months ended June 29, 2013 increased by $2.7 million from the same period in the prior year, primarily resulting from a decrease in capitalized interest associated with capacity expansion projects in the prior year.

Income taxes.  Income tax expense for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis. The effective tax rate was 30.4% for the six months ended June 29, 2013 compared to 31.2% for the same period in the prior year. The mix of earnings between the tax jurisdictions has the most significant impact on the effective tax rate. Each tax jurisdiction has its own set of tax laws and tax rates, and income earned by our subsidiaries is taxed independently by these various jurisdictions.  Currently, the applicable statutory income tax rates in the jurisdictions in which we operate range from 0% to 39%.

The components of our effective tax rate are as follows:

	Six Months Ended
	June 29, 2013	June 30, 2012
U.S. federal statutory rate	35.0%	35.0%
State income taxes	(0.2)	0.5
Mix of income in taxing jurisdictions	(2.9)	(4.3)
Other	(1.5)	—
Total effective tax rate	30.4%	31.2%

Discontinued Operations

In February 2008, we acquired Microporous Products L.P. (“Microporous”).  In September 2008, the Federal Trade Commission (the “FTC”) issued an administrative complaint against us regarding the acquisition.  After challenging the complaint before an Administrative Law Judge of the FTC and subsequently before the Commissioners of the FTC, we were ordered to divest the Microporous assets that were acquired in February 2008.  In January 2011, we filed a petition with the U.S. Court of Appeals for the 11th Circuit to review the FTC’s order and opinion.  The 11th Circuit affirmed the FTC’s decision.  In January 2013, we filed an appeal with the U.S. Supreme Court.  On June 24, 2013, the U.S. Supreme Court declined to hear the appeal.  As a result, the divestiture provisions of the FTC’s order, which were stayed pending appeal, went into effect and we are required to divest the Microporous assets, which consist of the production facilities in Piney Flats, Tennessee, and Feistritz, Austria, by December 26, 2013.  Microporous is a component of the transportation and industrial segment of our energy storage business. The results of operations of Microporous are classified as discontinued operations for all periods presented.

Our energy storage business produces polymer-based membrane battery separators used in transportation, industrial and consumer electronics applications.  The acquisition of Microporous extended our product portfolio into the niche, mature deep cycle market for rubber-based battery separators.  We do not believe that the divestiture of the Microporous assets will significantly impact our energy storage business or its long-term growth drivers, including growth in Asia, demand for consumer electronics and growing demand for EDVs.

Financial reporting segments

Electronics and EDVs

Comparison of the three months ended June 29, 2013 with the three months ended June 30, 2012

Net sales.  Net sales for the three months ended June 29, 2013 were $42.2 million, a decrease of $5.2 million, or 11.0%, from the same period in the prior year.  The decrease was due to lower volumes resulting from weak demand in consumer electronics, partially offset by higher volumes in EDV applications.  The impact of price/product mix on sales was insignificant.

Segment operating income.  Segment operating income was $10.8 million, a decrease of $3.7 million, or 25.5%, from the same period in the prior year. Segment operating income as a percent of net sales was 25.6% for the three months ended June 29, 2013 compared to 30.6% for the three months ended June 30, 2012.  The decrease in segment operating income and segment operating income margin was primarily due to lower sales volume.

Since 2009, we have completed five separate capacity expansions and added the fixed costs required to operate the new capacity. Excluding the final phase of expansion at Concord, which will be qualified and ramped-up as demand develops, we have total production capacity sufficient to generate approximately $400.0 million in annual lithium battery separator sales, depending on the mix of products and grades produced. Based on annualized sales in the second quarter of 2013, our current production capacity in terms of sales was approximately 40%.

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

Comparison of the six months ended June 29, 2013 with the six months ended June 30, 2012

Net sales.  Net sales for the six months ended June 29, 2013 were $66.6 million, a decrease of $23.2 million, or 25.8%, from the same period in the prior year.  The decrease was due primarily to lower volumes, but was also impacted by price/product mix. Net sales were down approximately $21.0 million, or 23.4%, due to lower volumes resulting from weak demand in consumer electronics, partially offset by higher volumes in EDV applications. Net sales decreased by approximately $2.0 million, or 2.2%, due to price/product mix. Price/product mix includes the impact of volume-based price declines where expected volumes did not materialize but the lower price was honored. During the second quarter of 2013, we increased prices to address this issue.

Segment operating income.  Segment operating income was $8.3 million, a decrease of $23.0 million, or 73.5%, from the same period in the prior year.  Segment operating income as a percent of net sales was 12.5% for the six months ended June 29, 2013 compared to 34.9% for the six months ended June 30, 2012.  The decrease in segment operating income and segment operating income margin was primarily due to lower sales volume.

Transportation and Industrial

Comparison of the three months ended June 29, 2013 with the three months ended June 30, 2012

Net sales.  Net sales for the three months ended June 29, 2013 were $80.4 million, an increase of $6.5 million, or 8.8%, from the same period in the prior year primarily due to growth in Asia and the Americas.

Segment operating income.  Segment operating income was $16.8 million, a decrease of $0.3 million, or 1.8%, from the same period in the prior year.  Segment operating income as a percent of net sales was 20.9% for the three months ended June 29, 2013 compared to 23.1% for the three months ended June 30, 2012.  The decrease in segment operating income margin was primarily due to costs of exporting goods from our U.S. and European manufacturing facilities to meet growing demand in Asia and the negative impact of foreign currency.

Comparison of the six months ended June 29, 2013 with the six months ended June 30, 2012

Net sales.  Net sales for the six months ended June 29, 2013 were $156.4 million, an increase of $12.5 million, or 8.7%, from the same period in the prior year primarily due to growth in Asia and the Americas and a more typical battery build season associated with colder winter weather in North America and Europe.

Segment operating income.  Segment operating income was $33.0 million, an increase of $0.3 million, or 0.9%, from the same period in the prior year.  Segment operating income as a percent of net sales was 21.1% for the six months ended June 29, 2013 compared to 22.7% for the six months ended June 30, 2012.  The decrease in segment operating income margin was primarily due to costs of exporting goods from our U.S. and European manufacturing facilities to meet growing demand in Asia and the negative impact of foreign currency.

Separations Media

Comparison of the three months ended June 29, 2013 with the three months ended June 30, 2012

Net sales.  Net sales for the three months ended June 29, 2013 were $46.3 million, which is comparable to net sales for the same period in the prior year, as higher healthcare sales were offset by a decline in filtration and specialty product sales due to lower volumes in certain specialty applications.

Segment operating income.  Segment operating income was $13.8 million, an increase of $0.8 million, or 6.2%, from the same period in the prior year.  Segment operating income as a percent of net sales was 29.8% for the three months ended June 29, 2013 compared to 28.1% for the three months ended June 30, 2012.  Segment operating income margins can fluctuate between quarters due to production timing and mix, but are expected to be relatively consistent to the prior year on an annual basis.

Comparison of the six months ended June 29, 2013 with the six months ended June 30, 2012

Net sales.  Net sales for the six months ended June 29, 2013 were $91.8 million, an increase of $0.3 million, or 0.3%, from the same period in the prior year.  The increase consisted of higher healthcare sales, offset by a decline in filtration and specialty product sales due to economic weakness in microelectronics.

Segment operating income.  Segment operating income was $29.3 million, an increase of $2.5 million, or 9.3%, from the same period in the prior year.  Segment operating income as a percent of net sales was 31.9% for the six months ended June 29, 2013 compared to 29.3% for the six months ended June 30, 2012.  Segment operating income margins can fluctuate between quarters due to production timing and mix, but are expected to be relatively consistent to the prior year on an annual basis.

Corporate and other costs

Corporate and other costs include costs associated with the corporate office and other costs that are not allocated to the reporting segments for segment reporting purposes, including amortization of identified intangible assets and performance-based incentive compensation.

Comparison of the three months ended June 29, 2013 with the three months ended June 30, 2012

Corporate and other costs for the three months ended June 29, 2013 were $7.6 million, compared to $5.8 million for the three months ended June 30, 2012. The increase was primarily due to higher performance-based incentive compensation expense.

Comparison of the six months ended June 29, 2013 with the six months ended June 30, 2012

Corporate and other costs for the six months ended June 29, 2013 were $13.4 million, compared to $14.3 million for the six months ended June 30, 2012. The decrease was primarily due to a decline in amortization expense as certain intangible assets became fully amortized in the second quarter of 2012.

Foreign Operations

As of June 29, 2013, we manufacture our products at 14 strategically located facilities in the United States, Europe and Asia. Net sales from foreign locations were $201.1 million (63.9% of consolidated sales) and $221.1 million (68.0% of consolidated sales) for the six months ended June 29, 2013 and June 30, 2012, respectively. The majority of sales from U.S. production facilities are attributable to the electronics and EDVs segment, where we primarily produce in the U.S. for customers located in Asia. The majority of sales from foreign production facilities are attributable to the transportation and industrial and separations media segments. In the transportation and industrial segment, we have production facilities in the U.S., Europe and Asia and generally produce in the same geographic region that we sell, though we do export some production from U.S. and European facilities to meet growing demand in Asia. In the separations media segment, the majority of production is at our manufacturing facility in Germany and sales are made to customers worldwide. Operating results generated by production facilities within business segments was not significantly impacted by differences in economic, regulatory, geographic or other competitive factors.

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

Liquidity and capital resources

Cash and cash equivalents decreased by $12.6 million during the six months ended June 29, 2013, as cash generated from operations and borrowings under the revolving credit facility were used to repurchase shares of common stock and fund capital expenditures.

Operating activities.  Net cash provided by operating activities was $69.3 million in the six months ended June 29, 2013, primarily consisting of cash generated from operations of $64.6 million and a net decrease in working capital of $2.7 million.  Accounts receivable and days sales outstanding were consistent with the prior year, and we have not experienced significant changes in accounts receivable aging or customer payment terms and believe that we have adequately provided for potential bad debts. Inventory levels and days sales in ending inventory are consistent with the prior year. We produce inventory to meet expected future customer demand, which is based on a number of factors, including discussions with customers, customer forecasts and industry and economic trends. Inventory is generally not subject to obsolescence and does not have a shelf life, and we do not believe there is a significant risk of inventory impairment.  Accounts payable, accrued liabilities and income taxes payable decreased primarily due to timing of payments.

Investing activities.  In the six months ended June 29, 2013, total capital expenditures were $13.6 million compared to $95.3 million for the same period in the prior year.  We currently estimate capital expenditures for fiscal 2013 to be approximately $40.0 million. As of June 29, 2013, we had $154.7 million of construction in progress, primarily related to the expansions in the electronics and EDVs segment, portions of which will be qualified and ramped up over time as market demand develops.

Financing activities.  During the six months ended June 29, 2013, financing activities consisted primarily of repurchases of common stock of $79.9 million, net borrowings under the revolving credit facility of $19.2 million and scheduled principal payments under our credit agreement of $11.3 million.

On February 19, 2013, the Board of Directors authorized the repurchase of up to 4.0 million shares of our common stock by December 31, 2013. As of June 29, 2013, we had repurchased approximately 2.0 million shares of common stock. The timing, price and volume of future repurchases will be based on market conditions, relevant securities laws and other factors. The stock repurchases may be made from time to time on the open market or in privately negotiated transactions. The stock repurchase program does not require us to repurchase any specific number of shares, and we may terminate the repurchase program at any time. The expected cash proceeds received from the divestiture of the Microporous assets in Piney Flats, Tennessee, and Feistritz, Austria, may be a factor in the amount of shares repurchased. Cash flows from operations, lower capital expenditures and expected proceeds from the divestiture of the Microporous assets position us to generate significant amounts of cash in 2013.

We intend to fund our ongoing operations with cash on hand, cash generated by operations and borrowings under the senior secured credit agreement. As of June 29, 2013, approximately 75% of our cash and cash equivalents were held by foreign subsidiaries. There were no significant restrictions on our ability to transfer funds with and among subsidiaries, or any material adverse tax consequences that would impact our ability to transfer funds held by foreign subsidiaries to the U.S.

Our senior secured credit agreement provides for a $300.0 million term loan facility ($285.0 million outstanding at June 29, 2013) and a $150.0 million revolving credit facility ($54.2 million outstanding at June 29, 2013). At June 29, 2013, the Company had $95.8 million of borrowings available under the revolving credit facility. The term loan facility and the revolving credit facility mature in June 2017. Because we intend to pay back outstanding borrowings under the revolving credit facility within the next twelve months, we have classified these borrowings as current liabilities.

Interest rates under the senior secured credit agreement are, at our option, equal to either an alternate base rate or Eurocurrency base rate plus a specified margin.  At June 29, 2013, the interest rate on borrowings under the senior secured credit agreement was 2.95%.

Under the credit agreement, we are required to maintain a maximum ratio of indebtedness to adjusted EBITDA and a minimum ratio of adjusted EBITDA to cash interest expense.  Adjusted EBITDA, as defined under the senior secured credit agreement, was as follows:

(in millions)	Twelve Months Ended June 29, 2013
Net income	$56.2
Add/Subtract:
Depreciation and amortization expense	57.0
Interest expense, net	38.8
Income taxes	23.9
Stock-based compensation	17.1
Foreign currency loss	2.0
Loss on disposal of property, plant and equipment	1.0
Costs related to the FTC litigation	0.2
Other non-cash or non-recurring charges	0.1
Adjusted EBITDA	$196.3

As of June 29, 2013, the calculation of the senior leverage ratio, as defined under the senior secured credit agreement, was as follows:

(in millions)
Indebtedness (1)	$306.9
Adjusted EBITDA	$196.3
Actual senior leverage ratio	1.56x
Required maximum senior leverage ratio	2.50x

(1)         Calculated as the sum of outstanding borrowings under the senior secured credit agreement, less cash on hand (not to exceed $50.0 million).

As of June 29, 2013, the calculation of the interest coverage ratio, as defined under the senior secured credit agreement, was as follows:

(in millions)
Adjusted EBITDA	$196.3
Interest expense, net (1)	$36.7
Actual interest coverage ratio	5.34x
Required minimum interest coverage ratio	3.00x

(1)         Calculated as cash interest expense, as defined under the senior secured credit agreement, for the twelve months ended June 29, 2013.

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

Future debt service payments are expected to be paid out of cash flows from operations, borrowings on our revolving credit facility and future refinancing of our debt. Our cash interest requirements for the next twelve months are estimated to be $38.1 million.

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

In connection with the acquisition of Membrana GmbH (“Membrana”) in 2002, we recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for us to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. The environmental reserve for the Membrana facility, which is denominated in euros, was $8.6 million at June 29, 2013.  We anticipate the expenditures associated with the reserve will be made in the next twelve months.

We have indemnification agreements for certain environmental matters from Acordis A.G. (“Acordis”) and Akzo Nobel N.V. (“Akzo”), the prior owners of Membrana. Akzo originally provided broad environmental protections to Acordis with the right to assign such indemnities to Acordis’s successors. Akzo’s indemnifications relate to conditions existing prior to December 1999, which is the date that Membrana was sold to Acordis. In addition to the Akzo indemnification, Acordis provides separate indemnification of claims incurred from December 1999 through February 2002, the acquisition date. We will receive indemnification payments under the indemnification agreements after expenditures are made against approved claims. At June 29, 2013, the indemnification receivable, which is denominated in euros, was $11.4 million.

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

Interest rate risk

At June 29, 2013, we had fixed rate debt of $365.0 million and variable rate debt of $339.2 million. To reduce the interest rate risk inherent in our variable rate debt, we may utilize interest rate derivatives. As of June 29, 2013, there were no outstanding interest rate derivatives. The pre-tax earnings and cash flow impact resulting from a 100 basis point increase in interest rates on our variable rate debt, holding other variables constant, would be $3.4 million per year.

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

The dollar/euro exchange rates used in our financial statements for the periods ended as set forth below were as follows:

	June 29, 2013	June 30, 2012
Period end rate	1.3043	1.2578
Period average rate for the three months ended	1.3060	1.2852
Period average rate for the six months ended	1.3133	1.2976

Our strategy for management of currency risk relies primarily on conducting our operations in a country’s respective currency and may, from time to time, involve foreign currency derivatives. As of June 29, 2013, we did not have any foreign currency derivatives outstanding.

Item 4.  Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) was performed under the supervision, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 29, 2013 to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended June 29, 2013, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

On September 9, 2008, the Federal Trade Commission (the “FTC”) issued an administrative complaint against us regarding our February 29, 2008 acquisition of Microporous Holding Corporation, the parent company of Microporous Products L.P. (“Microporous”). After challenging the complaint before an Administrative Law Judge of the FTC and subsequently before the Commissioners of the FTC, we were ordered to divest the Microporous assets that were acquired in February 2008.

On January 28, 2011, we filed a petition with the U.S. Court of Appeals for the 11th Circuit to review the FTC’s November 5, 2010 order and opinion. On July 11, 2012, the 11th Circuit affirmed the FTC’s decision. On January 15, 2013, we filed an appeal with the U.S. Supreme Court, and on June 24, 2013, the U.S. Supreme Court declined to hear our petition for review of the 11th Circuit’s opinion upholding the FTC’s order. With the U.S. Supreme Court’s decision not to hear the appeal, the divestiture provisions of the order, which were stayed pending appeal, went into effect on June 24, 2013.  In accordance with the FTC’s order, we are required to complete the divestiture of the Microporous assets, which consist of the production facilities in Piney Flats, Tennessee, and Feistritz, Austria, by December 26, 2013.

Our energy storage business produces polymer-based membrane battery separators used in transportation, industrial and consumer electronics applications.  The acquisition of Microporous extended our product portfolio into the niche, mature deep cycle market for rubber-based battery separators, with considerable overlap to customers we currently serve with other products.  We do not believe the required divestiture of the Microporous assets will significantly impact our energy storage business or its long-term growth drivers, including growth in Asia, demand for consumer electronics and growing demand for electric drive vehicles.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides detail about our share repurchase activity during the three months ended June 29, 2013:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
March 31, 2013 — May 4, 2013	143,200	$38.29	143,200	3,850,000
May 5, 2013 — June 1, 2013	—	—	—	3,850,000
June 2, 2013 — June 29, 2013	1,834,500	40.33	1,834,500	2,015,500
Total	1,977,700	$40.18	1,977,700	2,015,500

On February 19, 2013, the Board of Directors authorized the repurchase of up to 4,000,000 million shares of our common stock by December 31, 2013. As of June 29, 2013, we had repurchased 1,984,500 shares of common stock under the February 2013 repurchase program.

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

Date: August 8, 2013		POLYPORE INTERNATIONAL, INC.
(Registrant)

	By:	/s/ Robert B. Toth
Robert B. Toth
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Lynn Amos
Lynn Amos
Chief Financial Officer
(principal financial officer and principal accounting officer)