Form 10-Q
period 2013-09-28
Polypore International, Inc.
filed 2013-11-05
CIK 1292556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 2013

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

There were 44,889,791 shares of the registrant’s common stock outstanding as of October 25, 2013.

Polypore International, Inc.

Index to Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 28, 2013

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

•                  lithium market demand not materializing as anticipated;

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Polypore International, Inc.

Condensed consolidated balance sheets

	September 28, 2013
(in thousands, except share data)	(unaudited)	December 29, 2012*
Assets
Current assets:
Cash and cash equivalents	$26,913	$44,873
Accounts receivable, net	103,676	122,056
Inventories	113,272	115,462
Deferred income taxes	21,670	21,671
Prepaid and other	12,295	22,769
Assets held for sale	91,228	92,261
Total current assets	369,054	419,092
Property, plant and equipment, net	596,595	607,466
Goodwill	444,512	444,512
Intangibles and loan acquisition costs, net	97,015	107,006
Other	7,645	7,996
Total assets	$1,514,821	$1,586,072

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$23,372	$30,083
Accrued liabilities	54,941	44,039
Income taxes payable	970	1,603
Current portion of debt	16,875	50,000
Liabilities related to assets held for sale	20,608	19,576
Total current liabilities	116,766	145,301
Debt, less current portion	629,375	646,250
Pension obligations, less current portion	108,735	103,491
Deferred income taxes	81,366	84,719
Other	23,800	23,474
Commitments and contingencies

Shareholders’ equity:
Preferred stock — 15,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value — 200,000,000 shares authorized; 46,896,541 issued and 44,888,280 outstanding at September 28, 2013 and 46,627,064 issued and outstanding at December 29, 2012	469	466
Paid-in capital	561,426	545,196
Retained earnings	87,248	55,768
Accumulated other comprehensive loss	(19,573)	(22,353)
Treasury stock, at cost — 2,008,261 shares at September 28, 2013 and no shares at December 29, 2012	(80,668)	—
Total Polypore shareholders’ equity	548,902	579,077
Noncontrolling interest	5,877	3,760
Total shareholders’ equity	554,779	582,837
Total liabilities and shareholders’ equity	$1,514,821	$1,586,072

* Derived from audited consolidated financial statements

See notes to condensed consolidated financial statements

Polypore International, Inc.

Condensed consolidated statements of income

(unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales	$152,020	$161,353	$466,858	$486,563
Cost of goods sold	104,389	105,603	309,606	299,296
Gross profit	47,631	55,750	157,252	187,267
Selling, general and administrative expenses	33,260	28,918	96,390	93,536
Operating income	14,371	26,832	60,862	93,731
Other (income) expense:
Interest expense, net	9,919	9,478	29,631	26,438
Foreign currency and other	841	496	1,543	(747)
Write-off of loan acquisition costs associated with refinancing of senior credit agreement	—	—	—	2,478
	10,760	9,974	31,174	28,169
Income from continuing operations before income taxes	3,611	16,858	29,688	65,562
Income taxes	(894)	4,425	7,030	19,643
Income from continuing operations	4,505	12,433	22,658	45,919
Income from discontinued operations, net of income taxes	2,514	1,799	8,822	7,567
Net income	$7,019	$14,232	$31,480	$53,486

Net income per share — basic:
Continuing operations	$0.10	$0.27	$0.50	$0.99
Discontinued operations	0.06	0.04	0.19	0.16
Net income per share	$0.16	$0.31	$0.69	$1.15

Net income per share — diluted:
Continuing operations	$0.10	$0.26	$0.49	$0.97
Discontinued operations	0.05	0.04	0.19	0.16
Net income per share	$0.15	$0.30	$0.68	$1.13

Weighted average shares outstanding — basic	44,748,071	46,550,852	45,877,092	46,527,292
Weighted average shares outstanding — diluted	45,386,263	47,211,245	46,526,755	47,211,168

See notes to condensed consolidated financial statements

Polypore International, Inc.

Condensed consolidated statements of comprehensive income

(unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net income	$7,019	$14,232	$31,480	$53,486
Other comprehensive income (loss):
Foreign currency translation adjustment	8,609	8,970	2,776	2,119
Change in net actuarial loss and prior service credit	(712)	(272)	(73)	33
Income taxes related to other comprehensive income (loss)	(415)	(438)	77	172
Other comprehensive income	7,482	8,260	2,780	2,324
Comprehensive income	$14,501	$22,492	$34,260	$55,810

See notes to condensed consolidated financial statements

Polypore International, Inc.

Condensed consolidated statements of cash flows

(unaudited)

	Nine Months Ended
(in thousands)	September 28, 2013	September 29, 2012
Operating activities:
Net income	$31,480	$53,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	34,350	30,972
Amortization expense	8,892	10,386
Amortization of loan acquisition costs	1,855	1,852
Stock-based compensation	14,194	12,346
Loss on disposal of property, plant and equipment	948	937
Foreign currency loss	1,076	389
Deferred income taxes	(3,201)	9,984
Write-off of loan acquisition costs associated with refinancing of senior credit agreement	—	2,478
Changes in operating assets and liabilities:
Accounts receivable	18,154	5,419
Inventories	1,867	(27,620)
Prepaid and other current assets	10,672	2,535
Accounts payable and accrued liabilities	4,839	(9,635)
Income taxes payable	(446)	(7,702)
Other, net	2,332	770
Net cash provided by operating activities	127,012	86,597
Investing activities:
Purchases of property, plant and equipment, net	(19,778)	(123,682)
Net cash used in investing activities	(19,778)	(123,682)
Financing activities:
Principal payments on debt	(15,000)	(4,674)
Payments on revolving credit facility	(89,200)	—
Proceeds from revolving credit facility	54,200	—
Proceeds from stock option exercises	2,039	635
Repurchases of common stock	(80,668)	—
Noncontrolling interest	1,971	(300)
Proceeds from new senior credit agreement	—	350,000
Principal payments in connection with refinancing of senior credit agreement	—	(342,291)
Loan acquisition costs	—	(6,223)
Net cash used in financing activities	(126,658)	(2,853)
Effect of exchange rate changes on cash and cash equivalents	1,464	(47)
Net decrease in cash and cash equivalents	(17,960)	(39,985)
Cash and cash equivalents at beginning of period	44,873	92,574
Cash and cash equivalents at end of period	$26,913	$52,589

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries after elimination of intercompany accounts and transactions.  The unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, the unaudited condensed consolidated financial statements and notes do not contain certain information included in the Company’s annual financial statements. In the opinion of management, all normal and recurring adjustments that are necessary for a fair presentation have been made. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012. Operating results for the three and nine months ended September 28, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2013.

The accompanying condensed consolidated balance sheets as of September 28, 2013 and December 29, 2012 reflect the classification of certain assets and liabilities as held for sale.  The condensed consolidated statements of income for all periods presented reflect the presentation of discontinued operations. All disclosures and amounts in the notes to the condensed consolidated financial statements relate to the Company’s continuing operations, unless otherwise indicated.

2.             Inventories

Inventories are carried at the lower of cost or market using the first-in, first-out method of accounting and consist of:

(in thousands)	September 28, 2013	December 29, 2012
Raw materials	$38,532	$42,113
Work-in-process	24,663	27,608
Finished goods	50,077	45,741
	$113,272	$115,462

3.             Debt

Debt, in order of priority, consists of:

(in thousands)	September 28, 2013	December 29, 2012
Senior credit agreement:
Revolving credit facility	$—	$35,000
Term loan facility	281,250	296,250
	281,250	331,250
7.5% senior notes	365,000	365,000
	646,250	696,250
Less current portion, including borrowings under the revolving credit facility	16,875	50,000
Long-term debt	$629,375	$646,250

On June 29, 2012, the Company refinanced its previous senior secured credit agreement with a new senior secured credit agreement.  The credit agreement provides for a $150,000,000 revolving credit facility ($50,000,000 of which was borrowed in connection with the refinancing) and a $300,000,000 term loan facility. The proceeds from the credit agreement were used to pay outstanding principal and interest under the previous credit agreement and loan acquisition costs of $6,228,000 ($6,223,000 paid during the nine months ended September 29, 2012), which were capitalized and will be amortized over the

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

life of the credit agreement. In connection with the refinancing, the Company wrote-off unamortized loan acquisition costs of $2,478,000 associated with the previous credit agreement. Interest rates under the credit agreement are, at the Company’s option, equal to either an alternate base rate or the Eurocurrency base rate, plus a specified margin.

At September 28, 2013, no amounts were outstanding under the revolving credit facility and the entire amount was available for borrowing.

4.             Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates their fair value due to the short-term maturities of these assets and liabilities. The carrying amount of borrowings under the senior secured credit agreement approximates fair value because the interest rates adjust to market interest rates. The fair value of the 7.5% senior notes, based on a quoted market price and classified as level one in the fair value hierarchy, was $386,900,000 at September 28, 2013.

5.             Income Taxes

The income tax provision for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis. Income tax expense recorded in the financial statements differs from the federal statutory income tax rate due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates and changes in estimates of permanent differences and valuation allowances. During the three months ended September 28, 2013, the Company recognized a net tax benefit due to the reversal of a $1,697,000 reserve related to the completion of a tax audit.

6.             Pension Plans

The Company and its subsidiaries sponsor multiple defined benefit pension plans based in subsidiaries located outside of the United States. The following table provides the components of net periodic benefit cost:

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Service cost	$562	$405	$1,680	$1,241
Interest cost	1,130	1,153	3,371	3,544
Expected return on plan assets	(192)	(205)	(572)	(631)
Amortization of prior service credit	(13)	(12)	(39)	(38)
Recognized net actuarial loss	434	114	1,293	350
Net periodic benefit cost	$1,921	$1,455	$5,733	$4,466

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

In connection with the acquisition of Membrana GmbH (“Membrana”) in 2002, the Company recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for the Company to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. The

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

environmental reserve for the Membrana facility, which is denominated in euros, was $5,285,000 and $11,079,000 at September 28, 2013 and December 29, 2012, respectively. The Company anticipates the expenditures associated with the reserve will be made in the next twelve months. The reserve is included in “Accrued liabilities” in the accompanying condensed consolidated balance sheets.

During the third quarter of 2013, the Company received $10,304,000 in full payment of amounts outstanding under indemnification agreements with the prior owners of Membrana.  At December 29, 2012, the indemnification receivable, which was denominated in euros, was $11,542,000 and included in “Prepaid and other” in the accompanying condensed consolidated balance sheet.

8.             Treasury Stock

On February 19, 2013, the Board of Directors authorized the repurchase of up to 4,000,000 shares of the Company’s common stock by December 31, 2013. As of September 28, 2013, the Company had repurchased 2,000,000 shares of common stock for $80,343,000.  Additionally, during the nine months ended September 28, 2013, the Company withheld and repurchased 8,261 shares of common stock for $325,000 to satisfy certain employees’ withholding tax liabilities related to restricted stock grants.

9.             Related Party Transactions

The Company’s German subsidiary has a 33% equity investment in a patent and trademark service provider and a 25% equity investment in a research company. The investments are accounted for under the equity method of accounting and were $664,000 and $650,000 at September 28, 2013 and December 29, 2012, respectively. Charges from the affiliates for work performed were $384,000 and $1,043,000 for the three and nine months ended September 28, 2013, respectively. Charges from the affiliates for work performed were $245,000 and $930,000 for the three and nine months ended September 29, 2012, respectively. Amounts due to the affiliates were $92,000 and $239,000 at September 28, 2013 and December 29, 2012, respectively.

10.          Noncontrolling Interest

In 2010, the Company formed a joint venture with Camel Group Co., Ltd (“Camel”), a leading battery manufacturer in China, to produce lead-acid battery separators primarily for Camel’s use. The joint venture, Daramic Xiangyang Battery Separator Co., Ltd. (“Daramic Xiangyang”), is located at Camel’s facility and owned 65% by the Company and 35% by Camel. During the nine months ended September 28, 2013, the Company and Camel made equity contributions of $2,470,000 and $1,330,000, respectively, to fund capital expenditures.

In exchange for notes payable, Daramic Xiangyang purchased from Camel a building and from the Company certain production equipment that was previously located at the Company’s former facility in Potenza, Italy. The notes payable and related interest will be paid by Daramic Xiangyang using available free cash flow, as defined in the joint venture agreement. The building note payable to Camel has a principal balance of $5,910,000 at September 28, 2013 and December 29, 2012 and is included in “Other” non-current liabilities in the accompanying condensed consolidated balance sheets, and the equipment note payable to the Company eliminates in consolidation.

11.          Stock-Based Compensation Plans

The Company offers stock-based compensation plans to attract, retain, motivate and reward key officers, non-employee directors and employees. Stock-based compensation expense was $4,897,000 and $14,194,000 for the three and nine months ended September 28, 2013, respectively, and $3,914,000 and $12,346,000 for the same three and nine month periods in the prior year, respectively. The income tax benefit related to stock-based compensation expense was $1,740,000 and $5,044,000 for the three and nine months ended September 28, 2013, respectively, and $1,389,000 and $4,381,000 for the same three and nine month periods in the prior year, respectively. Stock-based compensation expense includes costs associated with stock options and restricted stock and is classified as “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of income.

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

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

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

On February 25, 2013, the Company modified the terms of stock options granted on August 23, 2011. For participants that meet certain criteria upon retirement, the modification extends the exercise period for vested options from 90 days after retirement to the earlier of the option expiration date or three years after retirement and also allows unvested options to continue to vest for up to three years after retirement as if the participant had remained in the service of the Company. The total incremental stock option expense associated with the modification, net of estimated forfeitures, was $2,500,000, of which $836,000 has been recognized as of September 28, 2013, and the remainder of which will be recognized over the remaining vesting period of 1.2 years.

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

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Financial information relating to the reportable segments is presented below:

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales to external customers (by major product group):
Electronics and EDVs	$27,769	$43,477	$94,358	$133,261
Transportation and industrial	76,453	76,647	232,906	220,608
Energy storage	104,222	120,124	327,264	353,869
Healthcare	29,141	26,025	88,684	82,094
Filtration and specialty	18,657	15,204	50,910	50,600
Separations media	47,798	41,229	139,594	132,694
Net sales	$152,020	$161,353	$466,858	$486,563

Operating income:
Electronics and EDVs	$2,334	$10,540	$10,596	$41,843
Transportation and industrial	16,223	16,049	49,264	48,752
Energy storage	18,557	26,589	59,860	90,595
Separations media	9,587	9,712	38,932	36,533
Corporate and other	(8,443)	(5,460)	(21,888)	(19,798)
Segment operating income	19,701	30,841	76,904	107,330
Stock-based compensation	4,897	3,914	14,194	12,346
Non-recurring and other costs	433	95	1,848	1,253
Total operating income	14,371	26,832	60,862	93,731
Reconciling items:
Interest expense, net	9,919	9,478	29,631	26,438
Foreign currency and other	841	496	1,543	(747)
Write-off of loan acquisition costs associated with refinancing of senior credit agreement	—	—	—	2,478
Income from continuing operations before income taxes	$3,611	$16,858	$29,688	$65,562

Depreciation and amortization from continuing operations:
Electronics and EDVs	$4,415	$4,404	$13,211	$11,715
Transportation and industrial	2,799	2,496	8,469	6,975
Energy storage	7,214	6,900	21,680	18,690
Separations media	3,492	3,291	10,419	10,003
Corporate and other	2,815	2,814	8,451	9,974
	$13,521	$13,005	$40,550	$38,667

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

13.          Assets Held for Sale and Discontinued Operations

On September 27, 2013, the Company entered into a Stock Purchase Agreement in which it agreed to sell the Microporous assets, which consist of the production facilities in Piney Flats, Tennessee, and Feistritz, Austria, to Seven Mile Capital Partners for a purchase price of $120,000,000, subject to adjustment for working capital at closing. The sale is subject to Federal Trade Commission approval and is expected to close in the fourth quarter of 2013.

Microporous was previously included in the transportation and industrial segment. The assets and liabilities of Microporous to be sold meet the accounting criteria to be classified as held for sale and have been aggregated and reported separately in the accompanying condensed consolidated balance sheets as of September 28, 2013 and December 29, 2012.  The carrying amounts of assets and liabilities held for sale are as follows:

(in thousands)	September 28, 2013	December 29, 2012
Accounts receivable, net	$15,818	$15,259
Inventories	5,339	4,447
Prepaid and other	409	759
Property, plant and equipment, net	29,891	31,335
Goodwill and intangibles, net	38,975	39,530
Other	796	931
Assets held for sale	$91,228	$92,261

Liabilities
Accounts payable and accrued liabilities	$5,093	$4,066
Deferred income taxes	14,069	13,948
Other	1,446	1,562
Liabilities related to assets held for sale	$20,608	$19,576

The results of operations of Microporous are classified as discontinued operations and are presented separately in the accompanying condensed consolidated statements of income for all periods presented.  Summarized results of operations reported as discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales	$18,560	$16,265	$54,505	$50,574

Income from discontinued operations	4,159	2,682	13,954	11,302

Income from discontinued operations, net of income taxes	2,514	1,799	8,822	7,567

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

The following sets forth condensed consolidating financial statements of the Guarantors and non-Guarantor subsidiaries.

Condensed consolidating balance sheet
September 28, 2013

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$18,861	$8,052	$—	$26,913
Accounts receivable, net	29,396	74,280	—	—	103,676
Inventories	37,480	75,792	—	—	113,272
Prepaid and other	24,748	7,871	1,346	—	33,965
Assets held for sale	27,311	24,942	38,975	—	91,228
Total current assets	118,935	201,746	48,373	—	369,054
Due from affiliates	656,829	464,515	468,355	(1,589,699)	—
Investment in subsidiaries	107,115	403,104	708,789	(1,219,008)	—
Property, plant and equipment, net	307,013	289,582	—	—	596,595
Goodwill	—	—	444,512	—	444,512
Intangibles and loan acquisition costs, net	—	—	97,015	—	97,015
Other	727	6,850	68	—	7,645
Total assets	$1,190,619	$1,365,797	$1,767,112	$(2,808,707)	$1,514,821

Liabilities and shareholders’ equity
Accounts payable and accrued liabilities	$23,035	$40,991	$14,287	$—	$78,313
Income taxes payable	—	1,528	(558)	—	970
Current portion of debt	—	—	16,875	—	16,875
Liabilities related to assets held for sale	15,727	4,881	—	—	20,608
Total current liabilities	38,762	47,400	30,604	—	116,766
Due to affiliates	630,451	407,107	552,141	(1,589,699)	—
Debt, less current portion	—	—	629,375	—	629,375
Pension obligations, less current portion	—	108,735	—	—	108,735
Deferred income taxes and other	61,471	43,482	213	—	105,166
Shareholders’ equity	459,935	759,073	554,779	(1,219,008)	554,779
Total liabilities and shareholders’ equity	$1,190,619	$1,365,797	$1,767,112	$(2,808,707)	$1,514,821

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited

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

 Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Condensed consolidating statement of income
For the three months ended September 28, 2013

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net sales	$44,725	$107,295	$—	$—	$152,020
Cost of goods sold	19,520	84,869	—	—	104,389
Gross profit	25,205	22,426	—	—	47,631
Selling, general and administrative expenses	15,554	10,695	7,011	—	33,260
Operating income (loss)	9,651	11,731	(7,011)	—	14,371
Interest expense and other	(1,817)	2,236	10,341	—	10,760
Equity in earnings of subsidiaries	—	—	(15,200)	15,200	—
Income from continuing operations before income taxes	11,468	9,495	(2,152)	(15,200)	3,611
Income taxes	5,526	2,936	(9,356)	—	(894)
Income from continuing operations	5,942	6,559	7,204	(15,200)	4,505
Income from discontinued operations, net of income taxes	784	1,915	(185)	—	2,514
Net income	$6,726	$8,474	$7,019	$(15,200)	$7,019

Condensed consolidating statement of income
For the three months ended September 29, 2012

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net sales	$44,336	$117,017	$—	$—	$161,353
Cost of goods sold	15,761	89,842	—	—	105,603
Gross profit	28,575	27,175	—	—	55,750
Selling, general and administrative expenses	14,616	10,540	3,762	—	28,918
Operating income (loss)	13,959	16,635	(3,762)	—	26,832
Interest expense and other	(2,219)	2,735	9,458	—	9,974
Equity in earnings of subsidiaries	—	—	(21,086)	21,086	—
Income from continuing operations before income taxes	16,178	13,900	7,866	(21,086)	16,858
Income taxes	7,734	3,242	(6,551)	—	4,425
Income from continuing operations	8,444	10,658	14,417	(21,086)	12,433
Income from discontinued operations, net of income taxes	505	1,479	(185)	—	1,799
Net income	$8,949	$12,137	$14,232	$(21,086)	$14,232

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Condensed consolidating statement of income
For the nine months ended September 28, 2013

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net sales	$134,625	$332,233	$—	$—	$466,858
Cost of goods sold	58,816	250,790	—	—	309,606
Gross profit	75,809	81,443	—	—	157,252
Selling, general and administrative expenses	45,798	32,906	17,686	—	96,390
Operating income (loss)	30,011	48,537	(17,686)	—	60,862
Interest expense and other	(5,532)	6,937	29,769	—	31,174
Equity in earnings of subsidiaries	—	—	(54,507)	54,507	—
Income from continuing operations before income taxes	35,543	41,600	7,052	(54,507)	29,688
Income taxes	18,953	13,060	(24,983)	—	7,030
Income from continuing operations	16,590	28,540	32,035	(54,507)	22,658
Income from discontinued operations, net of income taxes	3,963	5,414	(555)	—	8,822
Net income	$20,553	$33,954	$31,480	$(54,507)	$31,480

Condensed consolidating statement of income
For the nine months ended September 29, 2012

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net sales	$130,699	$355,864	$—	$—	$486,563
Cost of goods sold	36,029	263,267	—	—	299,296
Gross profit	94,670	92,597	—	—	187,267
Selling, general and administrative expenses	47,929	33,716	11,891	—	93,536
Operating income (loss)	46,741	58,881	(11,891)	—	93,731
Interest expense and other	(8,517)	6,607	27,601	—	25,691
Write-off of loan acquisition costs associated with refinancing of senior credit agreement	—	—	2,478	—	2,478
Equity in earnings of subsidiaries	—	—	(79,598)	79,598	—
Income from continuing operations before income taxes	55,258	52,274	37,628	(79,598)	65,562
Income taxes	24,584	11,472	(16,413)	—	19,643
Income from continuing operations	30,674	40,802	54,041	(79,598)	45,919
Income from discontinued operations, net of income taxes	3,409	4,713	(555)	—	7,567
Net income	$34,083	$45,515	$53,486	$(79,598)	$53,486

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Condensed consolidating statement of comprehensive income
For the three months ended September 28, 2013

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net income	$6,726	$8,474	$7,019	$(15,200)	$7,019
Foreign currency translation adjustment, net of income tax expense of $558	—	9,065	(856)	(158)	8,051
Change in net actuarial loss and prior service credit, net of income tax benefit of $143	—	(569)	—	—	(569)
Equity in earnings of subsidiaries	—	—	8,338	(8,338)	—
Comprehensive income	$6,726	$16,970	$14,501	$(23,696)	$14,501

Condensed consolidating statement of comprehensive income
For the three months ended September 29, 2012

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net income	$8,949	$12,137	$14,232	$(21,086)	$14,232
Foreign currency translation adjustment, net of income tax expense of $438	—	9,365	(644)	(189)	8,532
Change in net actuarial loss and prior service credit	—	(272)	—	—	(272)
Equity in earnings of subsidiaries	—	—	8,904	(8,904)	—
Comprehensive income	$8,949	$21,230	$22,492	$(30,179)	$22,492

 Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Condensed consolidating statement of comprehensive income
For the nine months ended September 28, 2013

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net income	$20,553	$33,954	$31,480	$(54,507)	$31,480
Foreign currency translation adjustment, net of income tax expense of $340	—	3,191	(502)	(253)	2,436
Change in net actuarial loss and prior service credit, net of income tax benefit of $417	—	344	—	—	344
Equity in earnings of subsidiaries	—	—	3,282	(3,282)	—
Comprehensive income	$20,553	$37,489	$34,260	$(58,042)	$34,260

Condensed consolidating statement of comprehensive income
For the nine months ended September 29, 2012

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net income	$34,083	$45,515	$53,486	$(79,598)	$53,486
Foreign currency translation adjustment, net of income tax benefit of $172	—	3,072	138	(919)	2,291
Change in net actuarial loss and prior service credit	—	33	—	—	33
Equity in earnings of subsidiaries	—	—	2,186	(2,186)	—
Comprehensive income	$34,083	$48,620	$55,810	$(82,703)	$55,810

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Condensed consolidating statement of cash flows
For the nine months ended September 28, 2013

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$74,390	$53,642	$(23,685)	$22,665	$127,012
Investing activities:
Purchases of property, plant and equipment, net	(3,532)	(16,246)	—	—	(19,778)
Net cash used in investing activities	(3,532)	(16,246)	—	—	(19,778)
Financing activities:
Principal payments on debt	—	—	(15,000)	—	(15,000)
Payments on revolving credit facility	—	—	(89,200)	—	(89,200)
Proceeds from revolving credit facility	—	—	54,200	—	54,200
Proceeds from stock option exercises	—	—	2,039	—	2,039
Repurchases of common stock	—	—	(80,668)	—	(80,668)
Noncontrolling interest	—	—	1,971	—	1,971
Intercompany transactions, net	(70,858)	(48,097)	141,620	(22,665)	—
Net cash provided by (used in) financing activities	(70,858)	(48,097)	14,962	(22,665)	(126,658)
Effect of exchange rate changes on cash and cash equivalents	—	1,464	—	—	1,464
Net decrease in cash and cash equivalents	—	(9,237)	(8,723)	—	(17,960)
Cash and cash equivalents at beginning of period	—	28,098	16,775	—	44,873
Cash and cash equivalents at end of period	$—	$18,861	$8,052	$—	$26,913

Condensed consolidating statement of cash flows
For the nine months ended September 29, 2012

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$72,194	$35,600	$(20,398)	$(799)	$86,597
Investing activities:
Purchases of property, plant and equipment, net	(107,691)	(15,991)	—	—	(123,682)
Net cash used in investing activities	(107,691)	(15,991)	—	—	(123,682)
Financing activities:
Principal payments on debt	—	(117)	(4,557)	—	(4,674)
Proceeds from stock option exercises	—	—	635	—	635
Noncontrolling interest	—	—	(300)	—	(300)
Proceeds from new senior credit agreement	—	—	350,000	—	350,000
Principal payments in connection with refinancing of senior credit agreement	—	(41,865)	(300,426)	—	(342,291)
Loan acquisition costs	—	—	(6,223)		(6,223)
Intercompany transactions, net	35,497	(413)	(35,883)	799	—
Net cash provided by (used in) financing activities	35,497	(42,395)	3,246	799	(2,853)
Effect of exchange rate changes on cash and cash equivalents	—	(47)	—	—	(47)
Net decrease in cash and cash equivalents	—	(22,833)	(17,152)	—	(39,985)
Cash and cash equivalents at beginning of period	—	65,495	27,079	—	92,574
Cash and cash equivalents at end of period	$—	$42,662	$9,927	$—	$52,589

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

Critical accounting policies

Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations and that require the use of complex and subjective estimates based on past experience and management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. These policies are critical to the understanding of our operating results and financial condition and include policies related to the allowance for doubtful accounts, impairment of goodwill, pension benefits, environmental matters and repairs and maintenance. For a discussion of each of these policies, please see the discussion entitled “Critical Accounting Policies” under Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 29, 2012.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data in amount and as a percentage of net sales:

			Percentage of Net Sales
	Three Months Ended		Three Months Ended
($’s in millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales	$152.0	$161.4	100.0%	100.0%

Gross profit	47.6	55.8	31.3	34.6
Selling, general and administrative expenses	33.2	29.0	21.8	18.0
Operating income	14.4	26.8	9.5	16.6
Interest expense, net	9.9	9.5	6.5	5.9
Other	0.9	0.4	0.6	0.2
Income from continuing operations before income taxes	3.6	16.9	2.4	10.5
Income taxes	(0.9)	4.5	(0.6)	2.8
Income from continuing operations	$4.5	$12.4	3.0%	7.7%

			Percentage of Net Sales
	Nine Months Ended		Nine Months Ended
($’s in millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales	$466.9	$486.6	100.0%	100.0%

Gross profit	157.3	187.3	33.7	38.5
Selling, general and administrative expenses	96.4	93.6	20.7	19.2
Operating income	60.9	93.7	13.0	19.3
Interest expense, net	29.6	26.4	6.3	5.4
Other	1.6	1.7	0.3	0.4
Income from continuing operations before income taxes	29.7	65.6	6.4	13.5
Income taxes	7.0	19.7	1.5	4.1
Income from continuing operations	$22.7	$45.9	4.9%	9.4%

Comparison of the three months ended September 28, 2013 with the three months ended September 29, 2012

Net sales.  Net sales for the three months ended September 28, 2013 were $152.0 million, a decrease of $9.4 million, or 5.8%, from the same period in the prior year, as lower sales in the electronics and EDVs segment were somewhat offset by higher sales in the separations media segment and the positive impact of foreign currency translation of $2.3 million. See “Financial reporting segments” below for more information.

Gross profit.  Gross profit was $47.6 million, a decrease of $8.2 million from the same period in the prior year.  Gross profit as a percent of net sales was 31.3% for the three months ended September 28, 2013 compared to 34.6% for the three months ended September 29, 2012.  The decrease in consolidated gross profit and gross profit margin was primarily due to lower sales in the electronics and EDVs segment. See “Financial reporting segments” below for more information.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $4.2 million for the three months ended September 28, 2013 compared to the prior year primarily due to an increase in performance-based incentive compensation expense and stock-based compensation expense.  Selling, general and administrative expenses were 21.8% of consolidated net sales for the three months ended September 28, 2013 and 18.0% for the same period in the prior year.

Segment operating income.  Segment operating income, which excludes stock-based compensation and certain non-recurring and other costs, was $19.7 million, a decrease of $11.1 million from the same period in the prior year. Segment operating income as a percent of net sales was 13.0% for the three months ended September 28, 2013 compared to 19.1% for the three months ended September 29, 2012.  The decrease in segment operating income and segment operating income margin was primarily due to lower sales in the electronics and EDVs segment. See “Financial reporting segments” below for more information.

Interest expense.  Interest expense for the three months ended September 28, 2013 increased by $0.4 million from the same period in the prior year, primarily resulting from a decrease in capitalized interest associated with capacity expansion projects completed in the prior year.

Income taxes.  Income tax expense for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis.  The mix of earnings between the tax jurisdictions has a significant impact on the effective tax rate. Each tax jurisdiction has its own set of tax laws and tax rates, and income earned by our subsidiaries is taxed independently by these various jurisdictions.  Currently, the applicable statutory income tax rates in the jurisdictions in which we operate range from 0% to 42%. Also, during the three months ended September 28, 2013, we recognized a net tax benefit due to the reversal of a $1.7 million reserve related to the completion of a tax audit.

The components of our effective tax rate are as follows:

	Three Months Ended
	September 28, 2013	September 29, 2012
U.S. federal statutory rate	35.0%	35.0%
State income taxes	(0.1)	0.4
Mix of income in taxing jurisdictions	(0.5)	(9.3)
Completion of tax audit and other	(59.2)	0.1
Total effective tax rate	(24.8)%	26.2%

Comparison of the nine months ended September 28, 2013 with the nine months ended September 29, 2012

Net sales.  Net sales for the nine months ended September 28, 2013 were $466.9 million, a decrease of $19.7 million, or 4.0%, from the same period in the prior year, as lower sales in the electronics and EDVs segment were somewhat offset by higher sales in the transportation and industrial and separations media segments and the positive impact of foreign currency translation of $2.5 million. See “Financial reporting segments” below for more information.

Gross profit.  Gross profit was $157.3 million, a decrease of $30.0 million from the same period in the prior year.  Gross profit as a percent of net sales was 33.7% for the nine months ended September 28, 2013 compared to 38.5% for the nine months ended September 29, 2012.  The decrease in consolidated gross profit and gross profit margin was primarily due to lower sales in the electronics and EDVs segment. See “Financial reporting segments” below for more information.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $2.8 million for the nine months ended September 28, 2013 compared to the prior year primarily due to an increase in performance-based incentive compensation expense and stock-based compensation expense, somewhat offset by lower amortization expense.  Selling, general and administrative expenses were 20.7% of consolidated net sales for the nine months ended September 28, 2013 and 19.2% for the same period in the prior year.

Segment operating income.  Segment operating income, which excludes stock-based compensation and certain non-recurring and other costs, was $76.9 million, a decrease of $30.4 million from the same period in the prior year. Segment operating income as a percent of net sales was 16.5% for the nine months ended September 28, 2013 compared to 22.1% for the nine months ended September 29, 2012.  The decrease in segment operating income and segment operating income margin was primarily due to lower sales in the electronics and EDVs segment. See “Financial reporting segments” below for more information.

Interest expense.  Interest expense for the nine months ended September 28, 2013 increased by $3.2 million from the same period in the prior year, primarily resulting from a decrease in capitalized interest associated with capacity expansion projects completed in the prior year.

Income taxes.  Income tax expense for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis. The effective tax rate was 23.7% for the nine months ended September 28, 2013 compared to 30.0% for the same period in the prior year.   The mix of earnings between the tax jurisdictions has a significant impact on the effective tax rate. Each tax jurisdiction has its own set of tax laws and tax rates, and income earned by our subsidiaries is taxed independently by these various jurisdictions.  Currently, the applicable statutory income tax rates in the jurisdictions in which we operate range from 0% to 42%. Also, during the nine months ended September 28, 2013, the effective tax rate was impacted by the reversal of a $1.7 million reserve related to the completion of a tax audit.

The components of our effective tax rate are as follows:

	Nine Months Ended
	September 28, 2013	September 29, 2012
U.S. federal statutory rate	35.0%	35.0%
State income taxes	(0.1)	0.4
Mix of income in taxing jurisdictions	(0.8)	(5.0)
Completion of tax audit and other	(10.4)	(0.4)
Total effective tax rate	23.7%	30.0%

Discontinued Operations

On September 27, 2013, we entered into a Stock Purchase Agreement in which we agreed to sell the Microporous assets, which consist of the production facilities in Piney Flats, Tennessee, and Feistritz, Austria, to Seven Mile Capital Partners for a purchase price of $120.0 million, subject to adjustment for working capital at closing. The sale is subject to Federal Trade Commission approval and is expected to close in the fourth quarter of 2013. Microporous was previously included in the transportation and industrial segment. The results of operations of Microporous are classified as discontinued operations for all periods presented.

Financial reporting segments

Electronics and EDVs

Comparison of the three months ended September 28, 2013 with the three months ended September 29, 2012

Net sales.  Net sales for the three months ended September 28, 2013 were $27.8 million, a decrease of $15.7 million, or 36.1%, from the same period in the prior year.  The decrease was due to lower volumes in consumer electronics, partially offset by higher volumes in EDV applications. The impact of price/product mix on sales was insignificant. For consumer electronics, sales volumes were lower due to weakness in end-market demand and capacity limitations in 2011, which caused us to miss some sales qualification opportunities for devices being sold in the market today. For EDV applications, sales volumes increased as compared to the same period in the prior year, but were lower than the second quarter of 2013. We are having supply discussions which we believe impacted sales volumes during the third quarter of 2013 and may continue to impact sales volumes in the fourth quarter of 2013.

Segment operating income.  Segment operating income was $2.3 million, a decrease of $8.2 million from the same period in the prior year. Segment operating income as a percent of net sales was 8.3% for the three months ended September 28, 2013 compared to 24.1% for the three months ended September 29, 2012.  The decrease in segment operating income and segment operating income margin was due to lower sales volume.

Since 2009, we have completed five separate capacity expansions and added the fixed costs required to operate the new capacity. Excluding the final phase of expansion at Concord, which will be qualified and ramped-up as demand develops, we have total production capacity sufficient to generate approximately $400.0 million in annual lithium battery separator sales, depending on the mix of products and grades produced. Based on annualized sales in the third quarter of 2013, our current production capacity in terms of sales was approximately 30%.

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

Comparison of the nine months ended September 28, 2013 with the nine months ended September 29, 2012

Net sales.  Net sales for the nine months ended September 28, 2013 were $94.4 million, a decrease of $38.8 million, or 29.1%, from the same period in the prior year.  Net sales were down approximately $35.5 million, or 26.6%, due to lower volumes in consumer electronics, partially offset by higher volumes in EDV applications. For consumer electronics, sales volumes were lower due to weakness in end-market demand and capacity limitations in 2011, which caused us to miss some sales qualification opportunities for devices being sold in the market today. Net sales decreased by approximately $3.3 million, or 2.5%, due to price/product mix.

Segment operating income.  Segment operating income was $10.6 million, a decrease of $31.2 million from the same period in the prior year.  Segment operating income as a percent of net sales was 11.2% for the nine months ended September 28, 2013 compared to 31.4% for the nine months ended September 29, 2012.  The decrease in segment operating income and segment operating income margin was due to lower sales volume.

Transportation and Industrial

Comparison of the three months ended September 28, 2013 with the three months ended September 29, 2012

Net sales.  Net sales for the three months ended September 28, 2013 were $76.4 million, which is comparable to net sales for the same period in the prior year.

Segment operating income.  Segment operating income was $16.2 million and 21.2% of net sales for the three months ended September 28, 2013, which is comparable to the same period in the prior year.

Comparison of the nine months ended September 28, 2013 with the nine months ended September 29, 2012

Net sales.  Net sales for the nine months ended September 28, 2013 were $232.9 million, an increase of $12.2 million, or 5.5%, from the same period in the prior year due to an increase in sales volumes across all geographic regions.

Segment operating income.  Segment operating income was $49.3 million for the nine months ended September 28, 2013, which is comparable to the same period in the prior year.  Segment operating income as a percent of net sales was 21.2% for the nine months ended September 28, 2013 compared to 22.1% for the nine months ended September 29, 2012.  The decrease in segment operating income margin was primarily due to exporting goods from our U.S. and European manufacturing facilities to meet growing demand in Asia and the negative impact of foreign currency.

Separations Media

Comparison of the three months ended September 28, 2013 with the three months ended September 29, 2012

Net sales.  Net sales for the three months ended September 28, 2013 were $47.8 million, an increase of $6.6 million, or 16.0%, from the same period in the prior year, due to higher volumes in healthcare and filtration and specialty products and the positive impact of foreign currency translation of $1.9 million. In the third quarter of 2012, healthcare sales were impacted by customer production shutdowns due to earthquakes in Italy.

Segment operating income.  Segment operating income was $9.6 million for the three months ended September 28, 2013, which is comparable to the same period in the prior year.  Segment operating income as a percent of net sales was 20.1% for the three months ended September 28, 2013 compared to 23.5% for the three months ended September 29, 2012.  The decrease was primarily due to longer preventive maintenance shutdowns than in the prior-year quarter. Segment operating income margins can fluctuate between quarters due to production timing and mix, but are expected to be relatively consistent to the prior year on an annual basis.

Comparison of the nine months ended September 28, 2013 with the nine months ended September 29, 2012

Net sales.  Net sales for the nine months ended September 28, 2013 were $139.6 million, an increase of $6.9 million, or 5.2%, from the same period in the prior year, due to higher volumes in healthcare and filtration and specialty products and the positive impact of foreign currency translation of $2.7 million.

Segment operating income.  Segment operating income was $38.9 million, an increase of $2.4 million from the same period in the prior year due to higher sales volumes.  Segment operating income as a percent of net sales was 27.9% for the nine months ended September 28, 2013, which is comparable to the same period in the prior year.

Corporate and other costs

Corporate and other costs include costs associated with the corporate office and other costs that are not allocated to the reporting segments for segment reporting purposes, including amortization of identified intangible assets and performance-based incentive compensation.

Comparison of the three months ended September 28, 2013 with the three months ended September 29, 2012

Corporate and other costs for the three months ended September 28, 2013 were $8.4 million, compared to $5.5 million for the three months ended September 29, 2012. The increase was primarily due to higher performance-based incentive compensation expense.

Comparison of the nine months ended September 28, 2013 with the nine months ended September 29, 2012

Corporate and other costs for the nine months ended September 29, 2013 were $21.9 million, compared to $19.8 million for the nine months ended September 30, 2012. The increase was primarily due to higher performance-based incentive compensation expense, partially offset by a decline in amortization expense as certain intangible assets became fully amortized in the second quarter of 2012.

Foreign Operations

As of September 28, 2013, we manufacture our products at 14 strategically located facilities in the United States, Europe and Asia. Net sales from foreign locations were $296.5 million (63.5% of consolidated sales) and $328.0 million (67.4% of consolidated sales) for the nine months ended September 28, 2013 and September 29, 2012, respectively. The majority of sales from U.S. production facilities are attributable to the electronics and EDVs segment, where we primarily produce in the U.S. for customers located in Asia. The majority of sales from foreign production facilities are attributable to the transportation and industrial and separations media segments. In the transportation and industrial segment, we have production facilities in the U.S., Europe and Asia and generally produce in the same geographic region that we sell, though we do export some production from U.S. and European facilities to meet growing demand in Asia. In the separations media segment, the majority of production is at our manufacturing facility in Germany and sales are made to customers worldwide. Operating results generated by production facilities within business segments was not significantly impacted by differences in economic, regulatory, geographic or other competitive factors.

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

Liquidity and capital resources

Cash and cash equivalents decreased by $18.0 million during the nine months ended September 28, 2013, as cash generated from operations and cash on hand were used to repurchase shares of common stock, repay borrowings under the senior secured credit agreement and fund capital expenditures.

Operating activities.  Net cash provided by operating activities was $127.0 million in the nine months ended September 28, 2013, consisting of cash generated from operations of $89.6 million and cash generated from operating assets and liabilities of

$37.4 million.  Accounts receivable decreased due to lower sales and timing of cash receipts.  Days sales outstanding decreased by approximately 8.0%, and we have not experienced significant changes in accounts receivable aging or customer payment terms and believe that we have adequately provided for potential bad debts. Inventory levels and days sales in ending inventory are consistent with the prior year. We produce inventory to meet expected future customer demand, which is based on a number of factors, including discussions with customers, customer forecasts and industry and economic trends. Inventory is generally not subject to obsolescence and does not have a shelf life, and we do not believe there is a significant risk of inventory impairment.  Prepaid and other current assets decreased due to the collection of $10.3 million in environmental indemnification receivables.  Accounts payable and accrued liabilities increased primarily due to timing of payments.

Investing activities.  In the nine months ended September 28, 2013, total capital expenditures were $19.8 million compared to $123.7 million for the same period in the prior year.  We currently estimate capital expenditures for fiscal 2013 to be approximately $30.0 million. As of September 28, 2013, we had $158.1 million of construction in progress, primarily related to the expansions in the electronics and EDVs segment, portions of which will be qualified and ramped up over time as market demand develops.

Financing activities.  During the nine months ended September 28, 2013, financing activities consisted primarily of repurchases of common stock of $80.7 million, net payments under the revolving credit facility of $35.0 million and scheduled principal payments under our credit agreement of $15.0 million.

On February 19, 2013, the Board of Directors authorized the repurchase of up to 4.0 million shares of our common stock by December 31, 2013. As of September 28, 2013, we had repurchased 2.0 million shares of common stock. The timing, price and volume of future repurchases will be based on market conditions, relevant securities laws and other factors. The stock repurchases may be made from time to time on the open market or in privately negotiated transactions. The stock repurchase program does not require us to repurchase any specific number of shares, and we may terminate the repurchase program at any time. The expected cash proceeds received from the divestiture of the Microporous assets in Piney Flats, Tennessee, and Feistritz, Austria, may be a factor in the amount of shares repurchased. Cash flows from operations, lower capital expenditures and expected proceeds from the divestiture of the Microporous assets position us to generate significant amounts of cash in 2013.

We intend to fund our ongoing operations with cash on hand, cash generated by operations and borrowings under the senior secured credit agreement. As of September 28, 2013, approximately 70% of our cash and cash equivalents were held by foreign subsidiaries. There were no significant restrictions on our ability to transfer funds with and among subsidiaries, or any material adverse tax consequences that would impact our ability to transfer funds held by foreign subsidiaries to the U.S.

Our senior secured credit agreement provides for a $300.0 million term loan facility ($281.3 million outstanding at September 28, 2013) and a $150.0 million revolving credit facility. At September 28, 2013, no amounts were outstanding under the revolving credit facility.

Interest rates under the senior secured credit agreement are, at our option, equal to either an alternate base rate or Eurocurrency base rate plus a specified margin.  At September 28, 2013, the interest rate on borrowings under the senior secured credit agreement was 2.93%.

Under the credit agreement, we are required to maintain a maximum ratio of indebtedness to adjusted EBITDA and a minimum ratio of adjusted EBITDA to cash interest expense.  Adjusted EBITDA, as defined under the senior secured credit agreement, was as follows:

(in millions)	Twelve Months Ended September 28, 2013
Net income	$48.9
Add/Subtract:
Depreciation and amortization expense	57.7
Interest expense, net	39.2
Income taxes	19.3
Stock-based compensation	18.1
Foreign currency loss	2.0
Loss on disposal of property, plant and equipment	1.0
Other non-cash or non-recurring charges	0.5
Adjusted EBITDA	$186.7

As of September 28, 2013, the calculation of the senior leverage ratio, as defined under the senior secured credit agreement, was as follows:

(in millions)
Indebtedness (1)	$254.4
Adjusted EBITDA	$186.7
Actual senior leverage ratio	1.36	x
Required maximum senior leverage ratio	2.50	x

(1)         Calculated as the sum of outstanding borrowings under the senior secured credit agreement, less cash on hand (not to exceed $50.0 million).

As of September 28, 2013, the calculation of the interest coverage ratio, as defined under the senior secured credit agreement, was as follows:

(in millions)
Adjusted EBITDA	$186.7
Interest expense, net (1)	$36.8
Actual interest coverage ratio	5.08	x
Required minimum interest coverage ratio	3.00	x

(1)         Calculated as cash interest expense, as defined under the senior secured credit agreement, for the twelve months ended September 28, 2013.

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

Future debt service payments are expected to be paid out of cash flows from operations, borrowings on our revolving credit facility and future refinancing of our debt. Our cash interest requirements for the next twelve months are estimated to be $36.4 million.

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

In connection with the acquisition of Membrana GmbH (“Membrana”) in 2002, we recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for us to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. The environmental reserve for the Membrana facility, which is denominated in euros, was $5.3 million at September 28, 2013.  We anticipate the expenditures associated with the reserve will be made in the next twelve months.

During the third quarter of 2013, we received $10.3 million in full payment of the amounts outstanding under indemnification agreements with the prior owners of Membrana.

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

Interest rate risk

At September 28, 2013, we had fixed rate debt of $365.0 million and variable rate debt of $281.3 million. To reduce the interest rate risk inherent in our variable rate debt, we may utilize interest rate derivatives. As of September 28, 2013, there were no outstanding interest rate derivatives. The pre-tax earnings and cash flow impact resulting from a 100 basis point increase in interest rates on our variable rate debt, holding other variables constant, would be $2.8 million per year.

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

The dollar/euro exchange rates used in our financial statements for the periods ended as set forth below were as follows:

	September 28, 2013	September 29, 2012
Period end rate	1.3508	1.2908
Period average rate for the three months ended	1.3251	1.2521
Period average rate for the nine months ended	1.3172	1.2824

Our strategy for management of currency risk relies primarily on conducting our operations in a country’s respective currency and may, from time to time, involve foreign currency derivatives. As of September 28, 2013, we did not have any foreign currency derivatives outstanding.

Item 4.  Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) was performed under the supervision, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 28, 2013 to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended September 28, 2013, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides detail about our share repurchase activity during the three months ended September 28, 2013:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
June 30, 2013 — August 3, 2013	15,500	$39.43	15,500	2,000,000
August 4, 2013 — August 31, 2013	2,661	45.63	—	2,000,000
September 1, 2013 — September 28, 2013	—	—	—	2,000,000
Total	18,161	$40.34	15,500	2,000,000

On February 19, 2013, the Board of Directors authorized the repurchase of up to 4,000,000 million shares of our common stock by December 31, 2013. As of September 28, 2013, we had repurchased 2,000,000 shares of common stock under the February 2013 repurchase program.

During the three months ended September 28, 2013, we withheld and repurchased 2,661 shares of common stock to satisfy certain employees’ withholding tax liabilities related to restricted stock grants.

Item 6.         Exhibits

Exhibit No.	Exhibit Description

10.1

Stock Purchase Agreement, dated as of September 27, 2013, by and among Daramic Acquisition Corp., Polypore BV, Polypore International, Inc. (solely for purposes of Section 11.18 thereunder), Seven Mile Capital Partners Top, Inc. and SASR Zweiundfünfzigste Beteiligungsverwaltung GmbH (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on October 1, 2013)

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

Date: November 5, 2013		POLYPORE INTERNATIONAL, INC.
(Registrant)

	By:	/s/ Robert B. Toth
Robert B. Toth
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Lynn Amos
Lynn Amos
Chief Financial Officer
(principal financial officer and principal accounting officer)