Form 10-K
period 2013-12-28
Polypore International, Inc.
filed 2014-02-25
CIK 1292556

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2013
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
Registrant's Telephone Number, Including Area Code

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

          Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

          The aggregate market value of the voting common stock of the registrant held by non-affiliates at June 28, 2013 was $1,384,748,000, as computed by reference to the closing price of such stock on such date. For purposes of this calculation, executive officers, directors and 10% shareholders are deemed to be affiliates of the registrant.

          There were 44,982,070 shares of the registrant's common stock outstanding as of February 19, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive proxy statement for the 2014 Annual Meeting of Stockholders, which will be filed within 120 days of December 28, 2013, are incorporated by reference into Part III.

Polypore International, Inc.
Index to Annual Report on Form 10-K
For the Fiscal Year Ended December 28, 2013

        In this Annual Report on Form 10-K, the words "Polypore International," "Company," "we," "us" and "our" refer to Polypore International, Inc. together with its subsidiaries, unless the context indicates otherwise. References to "fiscal year" mean the 52- or 53-week period ending on the Saturday that is closest to December 31. The fiscal years ended December 28, 2013, or "fiscal 2013," December 29, 2012, or "fiscal 2012," and December 31, 2011, or "fiscal 2011," included 52 weeks.

i

Forward-looking Statements

        This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Annual Report on Form 10-K that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements, including, in particular, the statements about Polypore International's plans, objectives, strategies and prospects regarding, among other things, the financial condition, results of operations and business of Polypore International. We have identified some of these forward-looking statements with words like "believe," "may," "will," "should," "expect," "intend," "plan," "predict," "anticipate," "estimate" or "continue" and other words and terms of similar meaning. These forward-looking statements may be contained under the captions entitled "Business," "Properties," "Controls and Procedures," "Management's Discussion and Analysis of Financial Condition and Results of Operations" or "Risk Factors," the Company's financial statements or the notes thereto or elsewhere in this Annual Report on Form 10-K.

        These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Many factors mentioned in our discussion in this Annual Report on Form 10-K, including the risks outlined under the caption below entitled "Risk Factors," will be important in determining future results. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including with respect to Polypore International, the following, among other things:

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

        Information concerning segments and geographic information appears under Note 17, "Segment Information" in the notes to consolidated financial statements for the year ended December 28, 2013 included in Item 8 of this Report.

Discontinued operations

        On December 19, 2013, we completed the sale of our Microporous business, which consisted of the production facilities in Piney Flats, Tennessee, and Feistritz, Austria. Microporous was previously included in the transportation and industrial segment. The results of operations of Microporous are classified as discontinued operations and are excluded from continuing operations and segment results for all periods presented. All disclosures and amounts in this Annual Report on Form 10-K relate to our continuing operations, unless otherwise indicated.

Competitive strengths

Serve end markets that have attractive long-term growth characteristics

        We produce a variety of separation and filtration products for end markets with attractive growth characteristics, which in many cases are supported by a growing, recurring revenue base.

  •
  The total lithium battery market is expected to grow at a compound annual growth rate in excess of 16% through 2020 on an energy capacity basis, driven by the application of lithium battery technology in new markets such as EDVs and ESS. We believe that growth in lithium battery separator demand will exceed battery growth due to increasing demand for large-format lithium batteries used in EDVs and other new applications and increasing power cell requirements in end-user devices such as power tools and hybrid vehicles.

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

  •
  We believe, based on internal company estimates, that we are the world's leading supplier of membranes used in blood oxygenation and that we are uniquely positioned as the leading independent supplier of synthetic membranes used in hemodialysis (i.e., not a supplier of dialyzers).

  •
  We believe, based on internal company estimates, that in the industrial and specialty filtration market, we are the world leader in membrane gasification and degasification for liquids with our Liqui-Cel® Membrane Contactors. We also believe, based on internal company estimates, that we are the world's leading independent supplier of polyethersulfone flat sheet membranes.

        We believe, based on the information above and other company estimates, that we are among the top three in terms of market share (based on revenue and volume) in products comprising a total of approximately 80% of our fiscal 2013 net sales. These products include lead-acid battery separators, lithium battery separators, blood oxygenation membranes and membrane contactors for gasification/degasification of liquids.

Proven innovation through broad product and process technology

        We have established our leading market positions through our ability to utilize core technical expertise and broad product and process capabilities to develop customized solutions that meet demanding requirements in specific applications. Over time, we have demonstrated a commitment to innovation, developing technical expertise and a high level of customer service. As of December 28, 2013, our research and development effort was supported by approximately 100 engineers, scientists, PhDs and other personnel, who work directly with our manufacturing and marketing groups to commercialize innovative products that address market needs. We also maintain technical centers strategically located in Asia, Europe and North America.

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

Global presence

        As of December 28, 2013, we manufacture, market and service our products through 15 manufacturing sites and 14 sales and service locations throughout the Americas, Europe and Asia, with sales relatively balanced across these regions. In the energy storage business, we remain focused on growth in the Asia Pacific region and on driving worldwide improvements in production efficiency. By strategically positioning our manufacturing, sales and marketing, and technical service personnel near our customers, we can respond to their needs more effectively, provide a higher level of service, reduce shipping costs and improve delivery and response times. In addition, our global presence enables us to participate in faster growth markets in developing regions of the world.

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

Products and markets

        Our two businesses, energy storage and separations media, are organized into three reportable segments. The following table describes our key products and end markets served:

Segment	Applications	Major brands	End markets
Energy storage—transportation and industrial	Lead-acid batteries	Daramic® Duralife® DARAK®	Transportation and industrial batteries
Energy storage—electronics and EDVs	Rechargeable and disposable lithium batteries	CELGARD®

Consumer electronics devices (such as mobile phones, audio/video players, notebook computers, tablets and cameras), cordless power tools, large-format applications such as EDVs (bikes, scooters, cars, trucks, buses and industrial utility vehicles) and emerging applications such as energy storage systems

Separations media	Hemodialysis	PUREMA® DIAPES® SYNPHAN®	Hemodialysis dialyzers which replicate function of healthy kidneys to treat end-stage renal disease patients
	Blood oxygenation	CELGARD® HEXPET® OXYPHAN® OXYPLUS®	Heart-lung machine oxygenation unit for open-heart surgical procedures and intensive care artificial lung applications
	Plasmapheresis	MicroPES® PLASMAPHAN® SYNCLEAR® FractioPES®	Blood cell and plasma separation equipment
	Industrial and specialty filtration applications	Liqui-Cel®	Liquid gasification/degasification for beverage, pharmaceutical, semiconductor and flat panel display manufacturing, and power and boiler feedwater applications
		MicroPES® DuraPES®	Specialty filtration applications including ultrapure water, cold sterile filtration of beverages, ultrapure chemicals for the electronics industry and pharmaceutical processing
		SuperPhobic®	Solvent/ink deaeration for ink jet printers, paper coating processes and semiconductor manufacturing
		MicroModule® MiniModule®	Liquid degasification in laboratory, biotechnology and analytical testing equipment and ink degasification for ink jet printers
		Accurel®	Specialty filtration applications including ultrapure chemicals for the electronics industry, vent and process air cleaning, industrial wastewater treatment and pharmaceutical processing
		Liqui-Flux®	Drinking water and beverage filtration, process water treatment and pre-filtration for reverse osmosis

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

Electronics and EDVs

        We develop, manufacture and market a broad line of patented polypropylene and polyethylene monolayer and multilayer membrane separators for lithium batteries that are used in numerous applications such as consumer electronics devices, EDVs, cordless power tools and ESS. Lithium batteries provide critical performance advantages relative to alternative battery technologies, such as faster charging rates, improved battery life and higher power density, which results in more compact, lightweight batteries. These advantages create the potential for expansion by lithium batteries into additional product designs. According to B3 Corporation, a research firm specializing in lithium-ion batteries, the total lithium battery market is expected to grow at a compound annual growth rate in excess of 16% through 2020 on an energy capacity basis, driven by the application of lithium battery technology in new markets such as EDVs and ESS. B3 Corporation forecasts a compound annual growth rate through 2020 on an energy capacity basis of greater than 40% for EDVs and 10% for consumer electronics applications. Many factors influence membrane separator usage in lithium-ion batteries, but because many new applications are incorporating large-format lithium batteries that require much greater membrane separator volume per battery, we believe that membrane separator growth will exceed battery unit sales growth and although not perfectly correlated, will more closely approximate the growth rate in energy capacity.

        We believe, based on independent industry research, that we are among the top three lithium battery separator providers, serving the entire breadth of lithium battery applications, and have been among the top three since the market's inception in the early 1990s. Major lithium battery manufacturers include Automotive Energy Supply Corporation (AESC), Amperex Technology Limited, BYD Company Limited, LG Chem Ltd., Panasonic Corporation, Saft Groupe SA, Samsung SDI Co., Ltd., Sanyo Electric Company Limited (a Panasonic Corporation member company), Sony Corporation and Tianjin Lishen Battery Joint Stock Co., Ltd.

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

Healthcare

        We develop, manufacture and market a complete portfolio of patented polyethersulfone membranes used in the hemodialysis market. Hemodialysis is the artificial process that performs the function of a healthy kidney for patients with permanent kidney failure, a condition known as end-stage renal disease ("ESRD"). In a healthy person, the kidney carries out certain excretory and endocrine functions, including filtering toxins from the blood and controlling blood pressure. For an ESRD patient on dialysis, the dialyzer membrane performs these critical filtering functions. The membranes are produced as hollow fibers slightly larger than a human hair and wound to bundles of thousands of fibers. These fibers have nanopores in their walls at a density of millions of pores per square inch. The size and distribution of these nanopores are designed to separate harmful toxins from the healthy blood passing through the dialyzer. Growth in demand for dialyzers and dialyzer membranes is driven by several factors, including the aging population in developed countries, longer life expectancy of treated ESRD patients and improving access to treatment in developing countries. According to the European Renal Association—European Dialysis and Transplant Association, the number of worldwide ESRD patients has historically grown by a compound annual growth rate of approximately 6%. We estimate that continued patient population growth combined with conversion to single-use dialyzers and increasing treatment frequency will result in overall annual dialyzer market growth in excess of 6%.

        Our synthetic membrane, PUREMA®, is superior in performance compared to other synthetic membranes on the market. Dialyzers containing PUREMA® have been classified in the highest level (category 5) of Japan's dialyzer reimbursement rate system, reflecting the efficacy of our PUREMA® membrane. We believe the superior performance of our PUREMA® membranes is demonstrated by several long-term supply agreements with customers throughout the world. We are currently marketing PUREMA®'s performance advantages, such as by co-branding our customers' dialyzers with the PUREMA® logo.

        We believe, based on independent industry research, that we are uniquely positioned as the leading independent supplier of synthetic membranes in the hemodialysis market (i.e., not a supplier of dialyzers). Major dialyzer manufacturers include Asahi Kasei Kuraray Medical Co., Ltd., Bain Medical Equipment Co., Ltd., Baxter International, Inc., Bellco S.r.l., Fresenius Medical Care AG and Nipro Corp.

        We develop, manufacture and market polyolefin membranes used in the blood oxygenation market. As a component of heart-lung machines, blood oxygenators temporarily replace the functions of the lungs during on-pump open-heart surgery. The oxygenator contains highly specialized membranes which remove carbon dioxide from the blood while oxygen is diffused into the blood. We estimate that growth in the blood oxygenation market is modest as a result of the use of less-invasive alternative heart treatments. However, we believe that the market could grow as the number of patients receiving on-pump open-heart surgery increases due to the saturation of alternative heart treatments. Because blood oxygenators are designed to utilize a specific membrane technology and require regulatory approval, an oxygenator manufacturer's relationship with its membrane supplier is vital and switching costs can be substantial. We believe, based on independent industry research, that we are the world's leading supplier of membranes used in blood oxygenation. Major blood oxygenator producers include Maquet Cardiopulmonary AG, Medtronic, Inc., Sorin Group S.r.l. and Terumo Medical Corp. Our Oxyplus® membranes, which are made of polymethylpentene, are increasingly used in intensive care applications to serve as an artificial lung for patients with severe lung trauma or lung failure following sepsis, multi-organ failure, or infectious diseases. Major producers of such artificial lungs are Sorin Group S.r.l., Maquet Cardiopulomnary AG, Terumo Medical Corp., Medtronic, Inc. and Medos AG.

        We develop, manufacture and market polypropylene and polyethersulfone membranes for the plasmapheresis market. In plasmapheresis, plasma is separated from the blood and either retained for the production of therapeutic proteins or filtered and returned to the blood as a treatment for various autoimmune disorders. We believe that the plasmapheresis market is growing and that new treatment methodologies based on blood filtration may lead to additional growth. We believe we are a leading supplier of extracorporeal therapeutic plasmapheresis membranes. Major manufacturers of plasmapheresis equipment include Asahi Kasei Kuraray Medical Co., Ltd., Baxter International, Inc., Fresenius Medical Care AG and B. Braun AG.

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

New product development

        We have focused our research and development efforts on developing products for new markets based on existing technologies and developing new process technologies to enhance existing businesses and allow entry into new businesses. We spent $17.2 million (3% of our net sales), $18.5 million (3% of our net sales) and $17.6 million (3% of our net sales) in fiscal 2013, fiscal 2012 and fiscal 2011, respectively, on research and development.

        Our transportation and industrial research and development is performed at technical centers at our facilities in Owensboro, Kentucky; Prachinburi, Thailand; Selestat, France; and Bangalore, India. Our electronics and EDVs research and development is performed at technical centers at our facilities in Charlotte, North Carolina; Concord, North Carolina; and Ochang, South Korea. Our separations media research and development is performed at technical centers at our facilities in Wuppertal, Germany, and Charlotte, North Carolina. All of the products that we develop are subject to multiple levels of extensive and rigorous testing. The qualification of membrane separators for use in transportation and industrial applications, for instance, may require one or more years of testing by our staff and battery manufacturers.

Sales and marketing

        We sell our products and services to customers in both the domestic and international marketplace. We sell primarily to manufacturers and converters that incorporate our products into their finished goods. We employ a direct worldwide sales force and utilize approximately 100 people with extensive experience who manage major customer relationships. Many of our sales representatives are engineers or similarly trained technical personnel who have advanced knowledge of our products and the applications for which they are used. Our sales representatives are active in new product development efforts and are strategically located in the major geographic regions in which our products are sold. In certain geographic areas, we use distributors or other agents. We typically seek to enter into supply contracts with our major customers. These contracts typically describe the volume and selling price. In addition, these contracts reflect our close collaborative relationships with our customers, which are driven by our customers' need to develop new separators and membranes directly with us. In fiscal 2013, sales to our top five customers represented approximately 24% of our total net sales. No sales to an individual customer accounted for more than 10% of total net sales in fiscal 2013, 2012 or 2011.

Manufacturing and operations

General

        We have manufacturing facilities in the major geographic markets of the United States, Europe and Asia. We manufacture our lead-acid battery separators at our facilities in Owensboro, Kentucky; Corydon, Indiana; Selestat, France; Norderstedt, Germany; Prachinburi, Thailand; Tianjin, China; and Xiangyang, China (a 65% owned joint venture). We also have finishing operations in Bangalore, India and Baddi, India. We manufacture our lithium battery separators at our facilities in Charlotte, North Carolina; Concord, North Carolina; and Ochang, South Korea, and have a finishing operation in Shanghai, China. We manufacture our healthcare membranes and industrial and specialty filtration membranes and membrane modules at facilities in Wuppertal and Obernburg, Germany, and Charlotte, North Carolina.

        In fiscal 2013, fiscal 2012 and fiscal 2011, we generated net sales from customers outside the United States of approximately 81%, 83% and 84%, respectively. We typically sell our products in the currency of the country in which the products are manufactured rather than the local currency of our customers.

        Our manufacturing facilities in the United States accounted for 36% of total sales for fiscal 2013, with facilities in Europe and Asia accounting for 40% and 24%, respectively. Our foreign operations are subject to certain risks that could materially affect our sales, profits, cash flows and financial position. These risks include fluctuations in foreign currency exchange rates, inflation, economic or political instability, shipping delays, changes in applicable laws and regulatory policies and various trade restrictions, all of which could have a significant impact on our ability to deliver products on a competitive and timely basis. The future imposition of, or significant increases in the level of, customs duties, import quotas or other trade restrictions could also have a material adverse effect on our business, financial condition and results of operations.

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

        Hemodialysis, blood oxygenation, plasmapheresis and filtration membranes.    Membranes used in hemodialysis, blood oxygenation, plasmapheresis and filtration are produced using phase separation processes. For these phase separation processes, the polymer spinning solution is prepared by dissolving the polymer in a solvent prior to extrusion. A porous membrane is formed by separating the solvent and polymer phases using temperature (thermally-induced) or a "non-solvent" (solvent-induced), and then the solvent phase is extracted and the porous polymer membrane is dried. For blood oxygenation and certain filtration applications, hollow fiber and flat sheet membranes are also produced using our "dry stretch" process. We utilize the molecular behavior of semi-crystalline polymers (polyolefins) to create microporous structures. By controlling the extrusion process under which the film or fiber is formed, we create a distinct matrix of crystalline and amorphous regions that allows the formation of microvoids in a subsequent stretching step afterwards. After extrusion, our products can be stored or immediately processed on thermal stretching lines that create the final porous form.

Competition

        Our markets are highly competitive. Within our energy storage business, we face competition throughout the world. Our primary competitors in the market for membrane separators used in lead-acid batteries for transportation and industrial applications are Entek International LLC in North America and Europe, Baoding Fengfan Rising Battery Separator Co., Ltd. in China and Nippon Sheet Glass Co., Ltd. in Japan. In addition, we have a number of smaller competitors in South Korea, Indonesia, China and Taiwan. Our primary competitors in the market for membrane separators used in lithium batteries are Asahi Kasei E-materials Corp. (a subsidiary of Asahi Kasei Corporation), Toray Battery Separator Film Co., Ltd. (a subsidiary of Toray Industries, Inc.), SK Innovation Co., Ltd. (a subsidiary of SK Holdings Co., Ltd.) and Ube Industries Limited, as well as a number of smaller competitors.

        Within our separations media business, we compete in the market for membranes used in dialysis with Asahi Kasei Kuraray Medical Co., Ltd., Fresenius Medical Care AG, Baxter International, Inc. and Toyobo Co. Ltd. In addition, our primary competitor in the blood oxygenation market is Terumo Medical Corp., and in the plasmapheresis market, our competitors are Asahi Kasei Kuraray Medical Co., Ltd. and Fresenius Medical Care AG. Our industrial and specialty filtration business competes across multiple markets and applications. Principal competitors include Dainippon Ink and Chemicals, Inc., Koch Membrane Systems (a division of Koch Industries), X-Flow B.V. (a subsidiary of Pentair, Ltd.), Millipore (a division of Merck KGaA) and Pall Corporation. Product innovation and performance, quality, service, utility and cost are the primary competitive factors, with technical support being highly valued by our customers. We believe that we are well-positioned in our end markets for the reasons set forth under "Competitive strengths" above.

Raw materials

        We employ a global purchasing strategy to achieve pricing leverage on our purchases of major raw materials. The major polyethylene and polypropylene resins we use are specialized petroleum-based products that are less affected by commodity pricing cycles than other petroleum-based products. In the event of future price increases for these major raw materials, we believe that we will generally be able to pass these increases on to our customers. The primary raw materials we use to manufacture most of our products are polyethylene and polypropylene resins, silica and oil. Our major suppliers of polyethylene resins are Ticona LLC and Korea Petrochemical Ind. Co., Ltd., and our major suppliers of polypropylene resins are Bamberger Polymers, Inc., NEXEO Solutions and Total Petrochemicals & Refining USA, Inc. Our major suppliers of silica are PPG Industries, Inc. and Evonik Degussa GmbH, while our major suppliers of oil are Shell Chemical LP and Ergon, Inc.

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

Employees

        At December 28, 2013, we had approximately 2,400 employees worldwide. Employees at six of our 15 facilities are unionized and account for approximately 33% of our total employees. The following summarizes those employees represented by unions as of December 28, 2013:

Location	Number of unionized employees	% of total employees	Date of contract renegotiation
Norderstedt, Germany	48	69	Annual
Obernburg, Germany	21	81	Annual
Wuppertal, Germany	401	86	Annual
Corydon, Indiana	66	73	September 2018
Selestat, France	131	68	June 2014
Owensboro, Kentucky	118	70	April 2017

Total	785

Environmental matters

        We are subject to a broad range of federal, state, local and foreign environmental laws and regulations which govern, among other things, air emissions, wastewater discharges and the handling,

storage, disposal and release of wastes and hazardous substances. It is our policy to comply with applicable environmental requirements at all of our facilities. We are also subject to laws, such as the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), that may impose liability retroactively and without fault for releases or threatened releases of hazardous substances at on-site or off-site locations. From time to time, we have identified environmental compliance issues at our facilities.

        We have conducted some cleanup of on-site releases at some facilities, and we may be required to conduct additional cleanups of on-site contamination at other facilities under regulatory supervision or voluntarily. Costs for such work and related measures (such as eliminating sources of contamination) could be substantial. In connection with the acquisition of Membrana GmbH ("Membrana") in 2002, we recorded a reserve for costs to remediate known environmental issues and operational upgrades which are required in order for us to remain in compliance with legal regulations. We had indemnification agreements with the prior owners of Membrana for a substantial portion of these costs. As of December 28, 2013, the reserve for such costs was $2.9 million. During the third quarter of 2013, we received the final payment of amounts outstanding under the indemnification agreements. We do not anticipate that the remediation activities will disrupt operations at our facilities or have a material adverse effect on our business, financial condition or results of operations.

Intellectual property rights

        We consider our patents and trademarks, in the aggregate, to be important to our business and seek to protect our tradenames, trademarks, brandnames, proprietary technology and know-how in part through United States and foreign patents and trademark registrations and applications. However, no individual patent is material to our business, and the expiration or invalidation of any one patent would not have a material impact on our business. We own approximately 155 active unique patents and patent applications relating to our separator, membrane and module technologies. In general, the term of each of our U.S. patents depends on when the patent was filed. If the application for a U.S. utility patent was filed prior to June 8, 1995, the patent will expire either 20 years from the application filing date or 17 years from the patent issuance date, whichever is longer; if the application was filed on or after June 8, 1995, the patent will expire 20 years from the earliest date the application was filed.

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

        If we fail to adequately protect and enforce our intellectual property rights, competitors may manufacture and market products similar to ours. The loss of protection for or enforcement of our intellectual property rights could reduce the market value of our products, reduce product sales, lower our profits or impair our financial condition. See "Risk Factors." If we are unable to adequately protect, police or enforce our intellectual property, we could lose a significant competitive advantage.

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

        Our products are often sold to a relatively small number of large volume customers. For example, in fiscal 2013, sales to our top five customers represented approximately 24% of our total net sales. The loss of any large volume customer could impact our sales and our profits.

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

        The primary raw materials we use in the manufacture of most of our products are polyethylene and polypropylene resins, silica and oil. In fiscal 2013, raw materials accounted for approximately 32% of our cost of sales. Although our major customer contracts generally allow us to pass increased costs on to our customers, we may not be able to pass on all raw material price increases to our customers in each case or without delay. The loss of any of our key suppliers could disrupt our business until we secure alternative supply arrangements. Furthermore, any new supply agreement we enter into may not have terms as favorable as those contained in our current supply arrangements.

Our substantial indebtedness could harm our ability to react to changes in our business or to market developments and prevent us from fulfilling our obligations under our indebtedness.

        As of December 28, 2013, our consolidated indebtedness is $646.3 million. Our cash interest requirements for the next twelve months are estimated to be $36.2 million. Our substantial level of indebtedness, as well as any additional borrowings we may make under the unused portions of the senior secured credit agreement, increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our substantial debt could increase our vulnerability to general economic downturns and adverse competitive and industry conditions by limiting our flexibility to plan for, or to react to, changes in our business and in the industry in which we operate. This limitation could place us at a competitive disadvantage compared to competitors that have less debt and more cash to insulate their operations from market downturns and to finance new business opportunities.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

        At December 28, 2013, we had variable rate debt of $281.3 million. An interest rate increase would result in an increase in interest expense. Our earnings may not be sufficient to allow us to meet any such increases in interest rate expense and to pay principal and interest on our debt and meet our other obligations. If we do not have sufficient earnings, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell more securities, none of which we can guarantee we will be able to do on terms favorable to the Company or at all.

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

        Approximately 33% of our employees are represented under collective bargaining agreements. A majority of those employees are located in France and Germany and are represented under industry-wide agreements that are subject to national and local government regulations. Many of these collective bargaining agreements must be renewed annually. Labor unions also represent our employees in Owensboro, Kentucky, and Corydon, Indiana.

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

        Our manufacturing facilities in the United States accounted for 36% of total net sales for fiscal 2013, with facilities in Europe and Asia accounting for 40% and 24%, respectively. Typically, we sell our products in the currency of the country where the manufacturing facility that produced the products is located. In addition, as part of our growth and acquisition strategy, we may expand our operations in these or other foreign countries. Our foreign operations are, and any future foreign operations will be, subject to certain risks that are unique to doing business in foreign countries. These risks include fluctuations in foreign currency exchange rates, inflation, economic or political instability, shipping delays, changes in applicable laws and regulatory policies and inconsistent enforcement of such laws and policies and various trade restrictions. All of these risks could have a negative impact on our ability to deliver products to customers on a competitive and timely basis. This could reduce or impair our sales, profits, cash flows and financial position. The future imposition of, or significant increases in the level of, customs duties, import quotas or other trade restrictions could also increase our costs and reduce our profits.

        Countries around the world are increasingly enacting anti-corruption laws, many of which are patterned after the United States' Foreign Corrupt Practices Act ("FCPA"). The FCPA generally prohibits companies and their intermediaries from giving, or offering to give, anything of value to foreign officials with the intent of obtaining an improper business advantage. The FCPA's foreign counterparts contain similar prohibitions, although varying in both scope and jurisdiction. Our internal policies prohibit corruption in all forms and expressly mandate compliance with the FCPA in particular. Despite such policies and the FCPA training we provide to our employees, we cannot guarantee that our employees', agents' or other intermediaries' conduct will not periodically violate the anti-corruption laws of a particular nation. Our continued overseas expansion, especially in the aforementioned emerging markets, naturally increases the risk of such violations and consequently could cause a material adverse effect on our operations or financial condition.

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

        Since late 2009, we have invested over $300.0 million in capacity expansions for our electronics and EDVs segment. During 2012 and 2013, demand for lithium battery separators was lower than originally anticipated, and we are currently operating our production facilities at levels below full capacity. If demand for lithium battery separators does not materialize as expected, we may have to recognize an impairment charge to such assets. Long-lived assets are reviewed annually for impairment. Impairment may result from, among other things, adverse market conditions, the loss of customers, significant changes in the expected adoption rate of EDVs and adverse changes in laws or regulations. Any future determination requiring the impairment of long-lived assets would reduce our profits for the fiscal period in which the write-off occurs.

We have recorded a significant amount of intangible assets, which may never generate the returns we expect.

        Our net identifiable intangible assets at December 28, 2013 were approximately 6% of our total assets. Such assets include customer relationships, trademarks and trade names, license agreements and technology acquired in acquisitions. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, was approximately 29% of our total assets at December 28, 2013. Goodwill and identifiable intangible assets are recorded at fair value on the date of acquisition and are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions and adverse changes in applicable laws or regulations. We may never realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets would reduce our profits for the fiscal period in which the write-off occurs.

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

Location	Floor area (sq. ft.)	Business segment	Certification
Owensboro, Kentucky(1)	277,000	Transportation and Industrial	ISO 14001, ISO 9001
Prachinburi, Thailand	166,000	Transportation and Industrial	ISO 14001, ISO 9001
Corydon, Indiana(1)	161,000	Transportation and Industrial	ISO 14001, ISO 9001
Selestat, France	153,000	Transportation and Industrial	ISO 14001, ISO 9001
Norderstedt, Germany	124,000	Transportation and Industrial	ISO 14001, ISO 9001
Bangalore, India(2)	76,000	Transportation and Industrial	ISO 14001, ISO 9001, OHSAS 18001
Baddi, India(2)	20,000	Transportation and Industrial
Tianjin, China	47,000	Transportation and Industrial	ISO 14001, ISO 9001
Xiangyang, China(3)	118,000	Transportation and Industrial	ISO 14001, ISO 9001
Ochang, South Korea	108,000	Electronics and EDVs	ISO 14001, ISO 9001, OHSAS 18001, KOSHA 18001
Shanghai, China(2)	47,000	Electronics and EDVs	ISO 9001
Concord, North Carolina(1)	230,000	Electronics and EDVs	ISO/TS 16949
Charlotte, North Carolina(1)	410,000	Electronics and EDVs and Separations Media	ISO 14001, ISO 9001, ISO/TS 16949
Wuppertal, Germany	1,503,000	Separations Media	ISO 14001, ISO 9001
Obernburg, Germany(2)	23,000	Separations Media	ISO 9001

(1)
These domestic facilities serve as collateral under the senior secured credit agreement.

(2)
Polypore owns the equipment and leases the facility.

(3)
Polypore holds a 65% ownership interest in the joint venture that owns this facility.

        Our corporate headquarters are located in leased office space in Charlotte, North Carolina, and we have leased sales offices in Shanghai, China; Shenzhen, China; Tokyo, Japan; and Sao Paulo, Brazil.

Item 3.    Legal Proceedings

        On September 9, 2008, the Federal Trade Commission (the "FTC") issued an administrative complaint against us regarding our February 29, 2008 acquisition of Microporous Holding Corporation, the parent company of Microporous Products L.P. ("Microporous"). After challenging the complaint before an Administrative Law Judge of the FTC and subsequently before the Commissioners of the FTC, we were ordered to sell the Microporous business that was acquired in February 2008.

        On January 28, 2011, we filed a petition with the U.S. Court of Appeals for the 11th Circuit to review the FTC's November 5, 2010 order and opinion. On July 11, 2012, the 11th Circuit affirmed the FTC's decision. On January 15, 2013, we filed an appeal with the U.S. Supreme Court, and on June 24, 2013, the U.S. Supreme Court declined to hear our petition for review of the 11th Circuit's opinion upholding the FTC's order. With the U.S. Supreme Court's decision not to hear the appeal, the divestiture provisions of the order, which were stayed pending appeal, went into effect on June 24, 2013. In accordance with the FTC's order, we completed the sale of the Microporous business, which consisted of the production facilities in Piney Flats, Tennessee, and Feistritz, Austria, on December 19, 2013.

Item 4.    Mine Safety Disclosures

        Not applicable.

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "PPO" and has been traded on the NYSE since our initial public offering on June 28, 2007. As of February 10, 2014, there were approximately 9,750 holders of our common stock, representing primarily persons whose stock is held in nominee or "street name" accounts through brokers.

        We did not declare or pay any dividends on our common stock in fiscal 2013 or 2012, and we do not expect to pay any such dividends in fiscal 2014. The indenture relating to our $365.0 million aggregate principal amount of 7.5% senior notes due 2017 and our senior secured credit agreement restrict or limit our ability to, among other things, declare dividends and make payments on or redeem or repurchase capital stock.

        The low and high sales prices for the Company's common stock for each full quarterly period within the two most recent fiscal years were as follows:

	Fiscal 2013	Fiscal 2012
First Quarter	$35.10 - $48.42	$33.80 - $57.66
Second Quarter	$36.80 - $45.00	$33.60 - $40.75
Third Quarter	$39.52 - $48.41	$30.39 - $40.58
Fourth Quarter	$35.53 - $46.21	$33.91 - $46.76

        The following table summarizes information about the options under our equity compensation plans as of December 28, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	3,195,741	$39.60	754,838
Equity compensation plans not approved by security holders(2)	34,600	$5.24	—

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

Issuer Purchases of Equity Securities

        The following table provides detail about our share repurchase activity during the three months ended December 28, 2013:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
September 29, 2013 - November 2, 2013	—	$—	—	2,000,000
November 3, 2013 - November 30, 2013	—	—	—	2,000,000
December 1, 2013 - December 28, 2013	—	—	—	2,000,000

Total	—	$—	—	2,000,000

        On February 19, 2013, the Board of Directors authorized the repurchase of up to 4,000,000 shares of our common stock. During 2013, we repurchased 2,000,000 shares of common stock under the February 2013 repurchase program and the authorization expired on December 31, 2013.

Performance Graph

        The following graph compares the cumulative total shareholder return of our common stock for the periods indicated with the total return of the Russell 2000 Index and the Standard & Poor's Index of Industrial Machinery Companies ("S&P Industrial Machinery Index"). The graph assumes $100 invested on December 31, 2008 in our common stock, the Russell 2000 Index and the S&P Industrial Machinery Index. Total return represents stock price changes and assumes the reinvestment of dividends.

	Dec-08	Dec-09	Dec-10	Dec-11	Dec-12	Dec-13
Polypore International, Inc.	100.00	157.41	538.76	581.88	615.08	514.55
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69
S&P Industrial Machinery Index	100.00	139.72	189.94	172.34	219.71	320.36

Item 6.    Selected Financial Data

        The following table presents selected historical consolidated financial data of Polypore International for the fiscal years ended December 28, 2013, December 29, 2012, December 31, 2011, January 1, 2011 and January 2, 2010. All fiscal periods presented below included 52 weeks. The selected historical consolidated financial data has been derived from Polypore International's audited consolidated financial statements.

        The information presented below should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included in "Financial Statements and Supplementary Data."

Statement of operations data (in millions, except share data):	Fiscal 2013	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009
Net sales	$636.3	$648.7	$685.7	$551.6	$463.1

Gross profit	220.7	245.2	299.5	227.7	180.9
Selling, general and administrative expenses	132.8	121.4	129.8	111.3	97.5
Business restructuring	—	—	—	—	21.3
Goodwill impairment	—	—	—	—	131.5

Operating income (loss)	87.9	123.8	169.7	116.4	(69.4)
Interest expense, net	39.5	36.0	34.4	46.7	57.1
Foreign currency and other	0.7	(0.1)	(1.9)	(1.6)	(0.8)
Write-off of loan acquisition costs associated with refinancing of senior credit agreement	—	2.5	—	—	—
Costs related to purchase of 8.75% senior subordinated notes	—	—	—	2.3	—
Gain on sale of Italian subsidiary	—	—	—	(3.3)	—

Income (loss) from continuing operations before income taxes	47.7	85.4	137.2	72.3	(125.7)
Income taxes	14.2	25.3	46.0	22.1	(0.3)

Income (loss) from continuing operations	33.5	60.1	91.2	50.2	(125.4)
Income from discontinued operations, net of income taxes	12.3	10.9	14.0	13.4	8.1
Gain on sale of discontinued operations, net of income taxes	35.8	—	—	—	—

Income from discontinued operations	48.1	10.9	14.0	13.4	8.1

Net income (loss)	$81.6	$71.0	$105.2	$63.6	$(117.3)

Net income (loss) per share—basic:
Continuing operations	$0.73	$1.29	$1.97	$1.13	$(2.82)
Discontinued operations	1.06	0.23	0.31	0.30	0.18

Net income (loss) per share	$1.79	$1.52	$2.28	$1.43	$(2.64)

Net income (loss) per share—diluted:
Continuing operations	$0.72	$1.27	$1.93	$1.10	$(2.82)
Discontinued operations	1.04	0.23	0.30	0.29	0.18

Net income (loss) per share	$1.76	$1.50	$2.23	$1.39	$(2.64)

Weighted average shares outstanding—basic	45,610,270	46,540,385	46,182,204	44,562,421	44,385,552
Weighted average shares outstanding—diluted	46,239,796	47,229,595	47,119,997	45,748,058	44,385,552

Balance sheet data (at end of period) (in millions):	Fiscal 2013	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009
Total assets	$1,550.2	$1,586.1	$1,481.9	$1,348.5	$1,352.6
Total debt, including current portion	646.3	696.3	709.5	715.3	803.4
Shareholders' equity	619.6	582.8	499.4	378.1	284.3

Other financial data (in millions):	Fiscal 2013	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009
Depreciation and amortization	$56.3	$55.7	$51.3	$47.9	$51.4
Capital expenditures	28.2	137.1	156.3	68.8	16.3
Net cash provided by (used in):
Operating activities	154.5	104.8	144.8	127.2	53.2
Investing activities	88.4	(137.1)	(156.3)	(90.3)	(16.3)
Financing activities	(125.2)	(16.8)	17.6	(61.3)	(10.4)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included in "Financial Statements and Supplementary Data." Some of the information contained in this discussion and analysis or included elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Please see "Forward-looking Statements" for more information. You should review "Risk Factors" for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.

        The following discussion includes financial information prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), as well as segment operating income, which is considered a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a financial performance that excludes amounts that are included in the most directly comparable measure calculated and presented in accordance with GAAP. The presentation of segment operating income is intended to supplement investors' understanding of our operating performance and is not intended to replace net income as determined in accordance with GAAP. Segment operating income is defined as operating income before stock-based compensation and certain non-recurring and other costs and is used by management to evaluate business segment performance and allocate resources. See Note 17, "Segment Information," in the accompanying consolidated financial statements for a reconciliation of segment operating income to income from continuing operations before income taxes.

        The results of operations of Microporous are classified as discontinued operations and are excluded from continuing operations and segment results for all periods presented. All disclosures and amounts in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section relate to our continuing operations, unless otherwise indicated.

Overview

        We are a leading global high-technology filtration company that develops, manufactures and markets specialized microporous membranes used in separation and filtration processes. In fiscal 2013, we generated total net sales of $636.3 million. We operate in two primary businesses: energy storage, which includes the transportation and industrial segment and the electronics and EDVs segment, and separations media. The transportation and industrial and separations media segments represent approximately 75% of our total net sales and operate in stable, growing markets, have high recurring revenue bases and generate strong cash flows. In the electronics and EDVs segment, we have a presence in the more established consumer electronics market but our most significant growth opportunity is the potentially larger and developing electric drive vehicle ("EDV") and energy storage systems ("ESS") markets where lithium is the disruptive technology. As described in more detail below, the long-term growth drivers for lithium batteries are positive, but we have and may continue to experience variability in the short term as these markets emerge.

        Cash flows from operations, lower capital expenditures and proceeds from the sale of the Microporous business allowed us to generate significant amounts of cash in 2013. At December 28, 2013, we had $163.4 million in cash. We are continuing to evaluate our alternatives for cash depending on market and other conditions, including assessing options related to our capital structure and returning value to shareholders through share repurchases.

Energy Storage

        In the energy storage business, our membrane separators are a critical functional component in lithium batteries, which are primarily used in consumer electronics and EDV applications, and lead-acid batteries, which are used globally in transportation and numerous industrial applications. We believe that the long-term growth drivers for the energy storage business—growth in Asia, demand for consumer electronics and growing demand for EDVs—are positive. The energy storage business is comprised of two reportable segments.

        Electronics and EDVs.    Lithium batteries are the power source in a wide variety of applications, including consumer electronics applications such as notebook computers, tablets, mobile phones and cordless power tools; EDVs; and emerging applications such as ESS. Demand for lithium batteries in consumer electronics is driven by the need for increased mobility. In EDV applications, demand is driven by the need to increase fuel efficiency to meet mileage standards in many countries such as the U.S. and China, the need to reduce carbon dioxide ("CO2") emissions around the world but especially in Europe due to regulations, conversion from nickel metal hydride to lithium battery technology in hybrid vehicles due to greater energy and power density, concern in developed countries and emerging markets over future access to petroleum at stable prices, smog and pollution control, and the need to address increasing transportation needs in developing economies. Since late 2009, we have expanded capacity at our existing Charlotte, North Carolina and Ochang, South Korea facilities and built a new facility in Concord, North Carolina. Production started for portions of the Concord facility in 2012 and the remaining capacity will ramp up over time as the nascent market for EDVs develops.

        We recently signed a technology licensing agreement with Sumitomo Chemical Co., Ltd. ("Sumitomo") and a long-term supply agreement with Samsung SDI Co., Ltd. ("Samsung"), a global leader in lithium-ion batteries. The technology licensing agreement with Sumitomo entered into in December 2013 confirms the value of our intellectual property position regarding ceramic coatings and provides for an annual technology licensing fee. The long-term supply agreement with Samsung signed in January 2014 includes guaranteed purchase and supply volume requirements, volume-based price incentives and an initial four-year term with a two-year extension provision. We believe that this agreement highlights the value of our capacity investments and proven industry-leading products and technology. We will continue to seek long-term relationships with our customers and believe that the Sumitomo and Samsung agreements confirm the value of our technology and our ability to provide certainty of supply for high-growth applications like EDVs and ESS.

        In January 2014, after a lengthy period of unsuccessful discussions with LG Chem, Ltd. ("LG") regarding various business terms of our relationship, we filed a complaint against LG alleging infringement of our patent covering ceramic coating technology. LG did not purchase separator from us during the fourth quarter of 2013 and has recently stated verbally that it is attempting to qualify alternate sources of supply. We do not know if or when LG will be successful in qualifying alternative separator sources.

        We believe that the long-term demand drivers for our products—consumer demand for mobility, regulations for better fuel efficiency and lower CO2 emissions, conversion from nickel metal hydride to lithium battery technology in hybrids, concerns about access to petroleum, efforts to reduce pollution, and increasing transportation needs in developing countries—remain intact. While consumer electronics applications have attractive long-term market growth trends, EDV and ESS applications represent our most significant growth opportunity and the long-term outlook continues to be positive. Based on industry forecasts and industry studies, the use of lithium technology in EDV applications is expected to grow at a compound annual growth rate in excess of 40% through 2020 on an energy capacity basis. Many factors influence membrane separator usage in lithium-ion batteries, but because many new applications are incorporating large-format lithium batteries that require much greater membrane separator volume per battery, we believe that membrane separator growth will exceed battery unit sales growth and although not perfectly correlated, will more closely approximate the growth rate in energy capacity. We believe the electrification of the worldwide fleet of vehicles is just beginning, from hybrids to plug-ins to full battery electric vehicles, including automobiles, buses, taxis and commercial fleet vehicles. We believe our dry process products continue to be the preferred product in large format lithium-ion batteries for EDVs and ESS. We are currently working with existing and new customers on next-generation batteries, which is important considering the long lead times required to become qualified for EDV applications. EDV and ESS are emerging market applications and are being adopted around the world in many forms. We are qualified on more than fifty EDV models and have field-proven products, significant production capacity already in place, technical advantages, low-cost manufacturing capabilities and intellectual property around ceramic coatings for lithium battery separators. We believe the factors that influenced our decision to expand capacity remain valid, and we continue to expect significant sales growth and expect to utilize our current production capacity as the EDV market develops and as ESS experiences more meaningful adoption. Although the long-term growth drivers are positive for these applications, short-term fluctuations in demand can be expected in the early stages of adoption while initial penetration rates are low. Given the high-separator content for these applications and the potential size of these markets, small changes in end-market demand can have a significant impact on our business.

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

Critical accounting policies

        Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations, and that require the use of complex and subjective estimates based on past experience and management's judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Below are those policies that we believe are critical to the understanding of our operating results and financial condition. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors. For additional accounting policies, see

Note 2 of the consolidated financial statements included in "Financial Statements and Supplementary Data."

Impairment of goodwill

        Goodwill is subject to annual impairment testing unless circumstances dictate more frequent assessments. We perform our annual impairment assessment for goodwill as of the first day of the fourth quarter of each fiscal year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Our reporting units are at the operating segment level.

        We performed a quantitative two-step goodwill impairment test. Step one of the goodwill impairment test compares the fair value of our reporting units to their carrying amount. The fair value of the reporting unit is determined using the income approach, corroborated by comparison to market capitalization and key multiples of comparable companies. Under the income approach, we determine fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit's carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit's assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to the excess.

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

        In fiscal 2013, our annual impairment test indicated that the fair value of the reporting units substantially exceeded their respective carrying amounts.

Pension benefits

        Certain assumptions are used in the calculation of the actuarial valuation of our defined benefit pension plans. Two critical assumptions, discount rate and expected return on assets, are important elements of plan expense and/or liability measurement and differences between actual results and these two actuarial assumptions can materially affect our projected benefit obligation or the valuation of our plan assets. Other assumptions involve demographic factors such as retirement, expected increases in compensation, mortality and turnover. The discount rate enables us to state expected future cash flows at a present value on the measurement date. The discount rate assumptions are based on the market rate for high quality fixed income investments. At December 28, 2013, a decrease of one percentage point in the discount rate would increase our projected benefit obligations and the unfunded status of our pension plans by $20.8 million. The expected rates of return on our pension plans' assets are based on the asset allocation of each plan and the long-term projected return of those assets. For 2013, if the expected rate of return on pension plan assets were reduced by one percentage point, the result would have increased our net periodic benefit expense for fiscal 2013 by $0.1 million. At December 28, 2013, if the actual plan assets were reduced by one percentage point, the unfunded status of our pension plans would increase by $0.2 million.

Repairs and maintenance

        Repair and maintenance costs, which include indirect labor and employee benefits associated with maintenance personnel and utility, maintenance and repair costs for equipment and facilities utilized in the manufacturing process, are treated as inventoriable costs. Repair and maintenance costs as a percent of cost of goods sold has been consistent for fiscal 2013, 2012 and 2011. Major planned maintenance activities outside of the normal production process are capitalized as property, plant and equipment if the costs are expected to provide future benefits by increasing the service potential of the asset to which the repair or maintenance applies. We have not had any major planned maintenance activities or capitalized significant repair and maintenance costs as property, plant and equipment in the last three fiscal years.

Stock-based compensation

        Stock-based compensation expense is based on the fair value of the award at grant date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of significant assumptions, including expected term of the options and expected volatility. We determine expected term based on historical experience, vesting periods, structure of option plans and contractual term of the options. Expected volatility is estimated based on our historical stock prices and implied volatility from traded options. The assumptions used in calculating the fair value of awards involve inherent uncertainty and management judgment. If factors change or we use different assumptions for estimating stock-based compensation expense in future periods, stock-based compensation expense may differ materially in the future.

Results of operations

        The following table sets forth, for the fiscal years indicated, certain of our historical operating data in amount and as a percentage of net sales:

	Fiscal Year
(in millions)	2013	2012	2011
Net sales	$636.3	$648.7	$685.7

Gross profit	220.7	245.2	299.5
Selling, general and administrative expenses	132.8	121.4	129.8

Operating income	87.9	123.8	169.7
Interest expense, net	39.5	36.0	34.4
Other	0.7	2.4	(1.9)

Income from continuing operations before income taxes	47.7	85.4	137.2
Income taxes	14.2	25.3	46.0

Income from continuing operations	$33.5	$60.1	$91.2

	Fiscal Year
(percent of sales)	2013	2012	2011
Net sales	100.0%	100.0%	100.0%

Gross profit	34.7	37.8	43.7
Selling, general and administrative expenses	20.9	18.7	19.0

Operating income	13.8	19.1	24.7
Interest expense, net	6.2	5.5	5.0
Other	0.1	0.4	(0.3)

Income from continuing operations before income taxes	7.5	13.2	20.0
Income taxes	2.2	3.9	6.7

Income from continuing operations	5.3%	9.3%	13.3%

Fiscal 2013 compared with fiscal 2012

        Net sales.    Net sales for fiscal 2013 were $636.3 million, a decrease of $12.4 million, or 1.9%, from fiscal 2012, as higher sales in the transportation and industrial and separations media segments and the positive impact of foreign currency translation of $4.9 million were more than offset by lower sales in the electronics and EDVs segment. See "Financial reporting segments" below for more information.

        Gross profit.    Gross profit was $220.7 million, a decrease of $24.5 million from fiscal 2012. Gross profit as a percent of net sales was 34.7% for fiscal 2013 compared to 37.8% for fiscal 2012. The decrease in consolidated gross profit and gross profit margin was primarily due to lower sales in the electronics and EDVs segment. Gross profit as a percent of net sales was consistent with the prior year in the transportation and industrial and separations media segments. See "Financial reporting segments" below for more information.

        Selling, general and administrative expenses.    Selling, general and administrative expenses increased $11.4 million in fiscal 2013 compared to fiscal 2012, primarily due to a $6.1 million increase in performance-based incentive compensation expense and a $4.4 million increase in stock-based compensation expense. Selling, general and administrative expenses were 20.9% of consolidated net sales in fiscal 2013 and 18.7% in fiscal 2012.

        Segment operating income.    Segment operating income, which excludes stock-based compensation and certain non-recurring and other costs, was $110.7 million, a decrease of $31.0 million from fiscal 2012. Segment operating income as a percent of net sales was 17.4% for fiscal 2013 compared to 21.8% for fiscal 2012. The decrease in segment operating income and segment operating income margin was primarily due to lower sales in the electronics and EDVs segment and an increase in performance-based incentive compensation expense. Operating income as a percent of net sales was consistent with the prior year in the transportation and industrial and separations media segments. See "Financial reporting segments" below for more information.

        Interest expense.    Interest expense for fiscal 2013 increased by $3.5 million from fiscal 2012, primarily resulting from a decrease in capitalized interest.

        Income taxes.    Income taxes as a percentage of pre-tax income for fiscal 2013 were 29.9% compared to 29.6% for fiscal 2012. The income tax expense recorded in the financial statements fluctuates between years due to the mix of income between the U.S. and foreign jurisdictions taxed at varying rates and a variety of other factors, including state income taxes and changes in estimates of permanent differences and valuation allowances. The mix of earnings between the tax jurisdictions has a significant impact on the effective tax rate. Each tax jurisdiction has its own set of tax laws and tax rates, and income earned by our subsidiaries is taxed independently by these various jurisdictions. Currently, the applicable statutory income tax rates in the jurisdictions in which we operate range from 0% to 42%.

        The components of our effective tax rate are as follows:

	Fiscal 2013	Fiscal 2012
U.S. federal statutory rate	35.0%	35.0%
State income taxes	—	0.4
Mix of income in taxing jurisdictions	(3.7)	(6.3)
Other	(1.4)	0.5

Total effective tax rate	29.9%	29.6%

Fiscal 2012 compared with fiscal 2011

        Net sales.    Net sales for fiscal 2012 were $648.7 million, a decrease of $37.0 million, or 5.4%, from fiscal 2011, as higher sales in the transportation and industrial and separations media segments were more than offset by lower sales in the electronics and EDVs segment and the negative impact of foreign currency translation of $22.5 million. See "Financial reporting segments" below for more information.

        Gross profit.    Gross profit was $245.2 million, a decrease of $54.3 million from fiscal 2011. Gross profit as a percent of net sales was 37.8% for fiscal 2012 compared to 43.7% for fiscal 2011. The decrease in consolidated gross profit and gross profit margin was primarily due to lower sales and the impact of fixed costs associated with new production capacity in the electronics and EDVs segment. In addition, consolidated gross profit and gross profit margin was impacted by higher costs to export lead-acid separators from U.S. and European production facilities to meet growing demand in Asia in the transportation and industrial segment. See "Financial reporting segments" below for more information.

        Selling, general and administrative expenses.    Selling, general and administrative expenses decreased $8.4 million in fiscal 2012 compared to fiscal 2011, primarily due to a $13.8 million decrease in performance-based incentive compensation expense and $3.2 million lower amortization expense, partially offset by a $7.0 million increase in stock-based compensation expense. Selling, general and administrative expenses were 18.7% of consolidated net sales in fiscal 2012 and 19.0% in fiscal 2011.

        Segment operating income.    Segment operating income, which excludes stock-based compensation and certain non-recurring and other costs, was $141.7 million, a decrease of $37.9 million from fiscal 2011. Segment operating income as a percent of net sales was 21.8% for fiscal 2012 compared to 26.2% for fiscal 2011. The decrease in segment operating income and segment operating income margin was the result of lower sales and the impact of fixed costs associated with new production capacity in the electronics and EDVs segment, higher costs to export lead-acid separators from U.S. and European production facilities to meet growing demand in Asia in the transportation and industrial segment, partially offset by a decline in performance-based incentive compensation expense in corporate and other costs. See "Financial reporting segments" below for more information.

        Interest expense.    Interest expense for fiscal 2012 increased by $1.6 million from fiscal 2011, primarily resulting from a decrease in capitalized interest.

        Income taxes.    Income taxes as a percentage of pre-tax income for fiscal 2012 were 29.6% compared to 33.6% for fiscal 2011. The income tax expense recorded in the financial statements fluctuates between years due to the mix of income between the U.S. and foreign jurisdictions taxed at varying rates and a variety of other factors, including state income taxes and changes in estimates of permanent differences and valuation allowances. The mix of earnings between the tax jurisdictions has a significant impact on the effective tax rate. Each tax jurisdiction has its own set of tax laws and tax rates, and income earned by our subsidiaries is taxed independently by these various jurisdictions.

        The components of our effective tax rate are as follows:

	Fiscal 2012	Fiscal 2011
U.S. federal statutory rate	35.0%	35.0%
State income taxes	0.4	1.0
Mix of income in taxing jurisdictions	(6.3)	(2.2)
Other	0.5	(0.2)

Total effective tax rate	29.6%	33.6%

Discontinued operations

        On December 19, 2013, we completed the sale of our Microporous business, which consisted of the production facilities in Piney Flats, Tennessee, and Feistritz, Austria, for $120.0 million. We recognized a gain of $35.8 million on the sale, net of direct transaction costs and income taxes. The sales price and resulting gain are subject to adjustment in subsequent periods upon finalization of working capital. Microporous was previously included in the transportation and industrial segment. The results of operations of Microporous are classified as discontinued operations and are excluded from continuing operations and segment results for all periods presented.

Financial reporting segments

Electronics and EDVs

Fiscal 2013 compared with fiscal 2012

        Net sales.    Net sales for fiscal 2013 were $130.3 million, a decrease of $37.1 million, or 22.2%, from fiscal 2012. Net sales decreased primarily because of lower sales volumes in consumer electronics applications, partially offset by an increase in sales to EDV applications. Net sales decreased by $3.5 million due to price/product mix. For consumer electronics, sales volumes were lower due to weakness in end-market demand for devices such as laptop computers (which we believe may have been negatively impacted by increasing sales of smartphones and tablets) and capacity limitations in 2011, which caused us to miss some sales qualification opportunities for new devices such as smartphones and tablets. It is taking us longer than we expected to recover sales into consumer electronics applications. We are working on new projects and development opportunities, but it may take several quarters to see the results of these efforts. As a result, we cannot currently predict when or if sales volumes into consumer electronics applications will improve. Although we expect over time to regain some or all of our supply position in consumer electronics, sales into EDV applications represent our most significant growth opportunity and the long-term outlook continues to be positive, especially considering that we are qualified on more than fifty EDV models and have field-proven products, significant production capacity already in place, technical advantages, low-cost manufacturing capabilities and intellectual property around ceramic coatings for lithium battery separators. In 2013, sales volumes into EDV applications increased due to continued market growth, despite lower sales to LG during the second half of 2013. We have been in supply discussions with LG and had no sales to them in the fourth quarter of 2013. LG recently stated verbally that it is attempting to qualify alternate sources of separator supply to replace our dry process separator in EDV applications. We do not know if or when LG will be successful in qualifying alternate sources of supply. In January 2014, Samsung signed a long-term supply agreement to purchase our separators for use in their EDV and ESS lithium-ion batteries. This long-term agreement includes guaranteed purchase and supply volume requirements, volume-based price incentives and an initial four-year term with a two-year extension provision.

        In December 2013, we entered into an agreement with Sumitomo to license our intellectual property related to ceramic coating separators for lithium-ion batteries. In connection with the agreement, Sumitomo agreed to pay $3.5 million in technology licensing fees related to past usage of our ceramic coating technology and will also pay ongoing license fees based on future use of this technology.

        Segment operating income.    Segment operating income was $17.3 million, a decrease of $29.9 million from fiscal 2012. Segment operating income as a percent of net sales was 13.3% for fiscal 2013 compared to 28.2% for fiscal 2012. The decrease in segment operating income and segment operating income margin was due to lower sales volume.

        The key driver of operating income and operating income margin is sales and the amount of fixed costs relative to sales. In 2013, net sales were $130.3 million, or 33% of our total production capacity in terms of sales, as compared to 2012 sales of $167.4 million, or 42% of capacity. There were no changes in production capacity in 2013 as compared to 2012. In 2013 and 2012, excluding the final phase of expansion at our Concord facility, which will be completed, qualified and ramped up as demand develops, we had total production capacity sufficient to generate approximately $400.0 million in annual lithium battery separator sales, depending on the mix of products and grades produced. Because of the decrease in sales with no significant change in fixed costs, operating income and operating income margin declined.

        In 2012, we added approximately $15.0 million of incremental fixed costs (including non-cash depreciation expense) associated with our new production capacity. During 2013, we recognized the full-year impact of these fixed costs, but also implemented certain cost savings actions, which resulted in fixed costs being relatively consistent between the two years. Since we have added substantially all of the fixed costs required to operate the new production capacity, operating income and operating income margins will continue to fluctuate primarily based on changes in sales.

        Variable costs did not have a significant impact on the change in operating income margin because this is a low-variable cost business and we are able to add variable costs as production volumes ramp up, which allows us to continue to manufacture efficiently on a variable production cost basis, even though we are not fully utilizing all of our new production capacity.

Fiscal 2012 compared with fiscal 2011

        Net sales.    Net sales for fiscal 2012 were $167.4 million, a decrease of $33.6 million, or 16.7%, from fiscal 2011. Net sales decreased because of lower volumes and the impact of customer and price/product mix. Net sales were down 7.3% due to lower volumes in both consumer electronics and EDV applications. For consumer electronics, sales volumes were lower due to weakness in end-market demand for products such as laptop computers (which we believe may have been negatively impacted by increasing sales of smartphones and tablets) and capacity limitations in 2011, which caused us to miss some sales qualification opportunities for devices such as certain smartphones and tablets. Consumer electronics demand is typically cyclical and economically sensitive in the short term. For EDV applications, sales volumes declined because inventory levels built up in the supply chain in 2011 were reduced in 2012 as end-market demand was less than originally premised. Net sales declined by 7.2% due to changes in customer mix, as our larger, lower-priced customers represented a larger percentage of total sales. Pricing for lithium battery separators is volume based, with higher-volume customers receiving lower sales prices. Net sales declined by 2.2% due to price/product mix.

        Segment operating income.    Segment operating income was $47.2 million, a decrease of $43.9 million from fiscal 2011. Segment operating income as a percent of net sales was 28.2% for fiscal 2012 compared to 45.3% for fiscal 2011. The key driver of operating income and operating income margins is sales and the amount of fixed costs relative to sales. In 2012, we had lower sales and higher fixed costs which were associated with new production capacity added in 2012. As a result, operating income and operating income margin declined as explained in more detail below.

        Since 2009, we have completed five separate capacity expansions and added the fixed costs required to operate the new capacity. Capacity from these expansions became available for production in phases beginning in late 2011 and over the course of 2012. In 2012, excluding the final phase of expansion at our Concord facility, which will be completed, qualified and ramped up as demand develops, we had total production capacity sufficient to generate approximately $400.0 million in annual lithium battery separator sales, depending on the mix of products and grades produced. This represents approximately twice as much annual production capacity in terms of sales in 2012 as compared to 2011. Since new production capacity did not begin to become available for production until late 2011, it did not significantly impact our production capacity in 2011.

        Although we had new production capacity in 2012, sales revenues declined as compared to the prior year because of lower sales volumes in both consumer electronics and EDV applications, as discussed in more detail in the discussion of net sales above. However, the new production capacity did have a negative impact on operating income and operating income margin in 2012 as compared to 2011 because we added fixed costs associated with the new capacity.

        Beginning in the second quarter of 2012, we added approximately $20.0 million of annualized incremental fixed costs (including $8.0 million of non-cash depreciation expense) associated with this new capacity. For fiscal 2012, we incurred approximately $15.0 million of these incremental fixed costs (including $6.7 million of non-cash depreciation expense). These costs represent substantially all of the fixed costs (except for incremental depreciation expense on new equipment not yet placed in service) required to operate the new production capacity. Conversely, variable costs associated with the new capacity do not have a significant impact on the change in operating income margins because this is a low-variable cost business and we are able to add variable costs as production volumes on the new capacity ramp up, which allows us to continue to manufacture efficiently on a variable production cost basis even though we are not fully utilizing all of our new production capacity.

        In 2012, net sales were $167.4 million and taking into account the recent capacity expansions, represented 42% of our total production capacity in terms of sales. In 2011, net sales were $201.0 million and since new production capacity did not begin to become available for production until late in the year, we were operating at high rates of capacity utilization.

Transportation and Industrial

Fiscal 2013 compared with fiscal 2012

        Net sales.    Net sales for fiscal 2013 were $311.9 million, an increase of $12.9 million, or 4.3%, from fiscal 2012 due to an increase in sales volumes across all geographic regions.

        Segment operating income.    Segment operating income was $70.0 million, an increase of $3.9 million from fiscal 2012. Segment operating income as a percent of net sales was 22.4% for fiscal 2013, which is consistent with the prior year.

Fiscal 2012 compared with fiscal 2011

        Net sales.    Net sales for fiscal 2012 were $299.0 million, an increase of $4.5 million, or 1.5%, from fiscal 2011, as growth in Asia was more than offset by the $11.1 million negative effect of foreign currency translation and economic weakness in North America and Europe. Sales in Asia, which is the fastest growing market for lead-acid separators, increased 30% in fiscal 2012.

        Segment operating income.    Segment operating income was $66.1 million, a decrease of $9.4 million from fiscal 2011. Segment operating income as a percent of net sales was 22.1% for fiscal 2012 compared to 25.6% for fiscal 2011. The decrease in segment operating income and segment operating income margin was due to the costs of exporting goods from our U.S. and European manufacturing facilities to Asia and costs associated with growth investments to meet growing demand in Asia.

Separations Media

Fiscal 2013 compared with fiscal 2012

        Net sales.    Net sales for fiscal 2013 were $194.1 million, an increase of $11.8 million, or 6.5%, from fiscal 2012 due to higher sales in both healthcare and filtration and specialty products and the positive impact of foreign currency translation of $4.7 million.

        Segment operating income.    Segment operating income was $54.1 million, an increase of $1.6 million from fiscal 2012. Segment operating income as a percent of net sales was 27.9% in fiscal 2013, which is comparable to the prior year.

Fiscal 2012 compared with fiscal 2011

        Net sales.    Net sales for fiscal 2012 were $182.3 million, a decrease of $7.9 million, or 4.2%, from fiscal 2011, as higher sales in both healthcare and filtration and specialty products were more than offset by the $11.4 million negative effect of foreign currency translation.

        Segment operating income.    Segment operating income was $52.5 million, a decrease of $2.2 million from fiscal 2011. Segment operating income as a percent of net sales was 28.8% in fiscal 2012 and fiscal 2011.

Corporate and other costs

        Corporate and other costs include costs associated with the corporate office and other costs that are not allocated to the reporting segments for segment reporting purposes, including amortization of identified intangible assets and performance-based incentive compensation.

        Fiscal 2013 compared with fiscal 2012.    Corporate and other costs for fiscal 2013 were $30.7 million, compared to $24.1 million for fiscal 2012. The increase was primarily due to higher performance-based incentive compensation expense.

        Fiscal 2012 compared with fiscal 2011.    Corporate and other costs for fiscal 2012 were $24.1 million, compared to $41.7 million for fiscal 2011. The decrease was primarily due to lower performance-based incentive compensation expense and a decline in amortization expense as certain intangible assets became fully amortized in the second quarter of 2012.

Foreign operations

        As of December 28, 2013, we manufactured our products at 15 strategically located facilities in the United States, Europe and Asia. Net sales from foreign locations were $403.9 million (63.5% of consolidated sales), $441.5 million (68.1% of consolidated sales) and $433.9 million (63.3% of consolidated sales) for fiscal 2013, 2012 and 2011, respectively. Pre-tax income from foreign production facilities was $50.5 million (105.9% of consolidated pre-tax income), $67.3 million (78.8% of consolidated pre-tax income) and $64.2 million (46.8% of consolidated pre-tax income) for fiscal 2013, 2012 and 2011, respectively. The fluctuation in the relationship between foreign net sales and foreign pre-tax income as a percent of consolidated amounts is primarily due to the mix of operating results between segments. The majority of sales and pre-tax income from U.S. production facilities are attributable to the electronics and EDVs segment, where we primarily produce in the U.S. for customers located in Asia. Pre-tax income in the U.S. also includes corporate expenses, such as interest expense and stock-based compensation. The majority of sales and pre-tax income from foreign production facilities are attributable to the transportation and industrial and separations media segments. In the transportation and industrial segment, we have production facilities in the U.S., Europe and Asia and generally produce in the same geographic region that we sell, though we do export some production from U.S. and European facilities to meet growing demand in Asia. In the separations media segment, the majority of production is at our manufacturing facility in Germany and sales are made to customers worldwide. In 2013, we had a pre-tax loss of approximately $2.8 million in the U.S. due to a decline in sales and profitability in the electronics and EDVs segment and higher stock-based compensation. In 2012, U.S. operating results as a percent of consolidated amounts was lower because of a decline in sales and profitability in the electronics and EDVs segment and higher stock-based compensation. Foreign sales and profitability increased as a percent of consolidated results as growth in the transportation and industrial and separations media segments occurred primarily outside of the U.S. Operating results generated by production facilities within business segments was not significantly impacted by differences in economic, regulatory, geographic or other competitive factors.

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

Liquidity and capital resources

        At December 28, 2013, cash and cash equivalents were $163.4 million, an increase of $118.5 million from the prior year. The increase was primarily due to cash generated by operations and proceeds from the sale of Microporous, offset to some extent by repayments of debt, repurchases of common stock and capital expenditures.

        Operating activities.    Net cash provided by operating activities was $154.5 million in fiscal 2013, consisting of cash generated from operations of $121.2 million and cash generated from operating assets and liabilities of $33.3 million. Accounts receivable decreased due to the timing of sales and cash receipts. Days sales outstanding decreased by approximately 5%, and we have not experienced significant changes in accounts receivable aging or customer payment terms and believe that we have adequately provided for potential bad debts. Inventory levels are consistent with prior year and days sales in ending inventory decreased by approximately 4%. We produce inventory to meet expected future customer demand, which is based on a number of factors, including discussions with customers, customer forecasts and industry and economic trends. Inventory is generally not subject to obsolescence and does not have a shelf life, and we do not believe there is a significant risk of inventory impairment. Accounts payable and accrued liabilities increased primarily due to higher accrued variable incentive compensation under performance-based compensation plans.

        Investing activities.    Net cash provided by investing activities was $88.4 million, consisting of net proceeds from the sale of discontinued operations of $116.6 million, offset by capital expenditures. In fiscal 2013, total capital expenditures were $28.2 million compared to $137.1 million in fiscal 2012. We currently estimate capital expenditures to be approximately $50.0 million in fiscal 2014. As of December 28, 2013, we had $139.3 million of construction in progress, primarily related to the capacity expansion projects in the electronics and EDVs segment, which will be qualified and ramped up over time as market demand develops.

        Financing activities.    During fiscal 2013, financing activities consisted primarily of repurchases of common stock of $80.7 million, net payments under the revolving credit facility of $35.0 million and scheduled principal payments under our term loan facility of $15.0 million.

        On February 19, 2013, the Board of Directors authorized the repurchase of up to 4.0 million shares of our common stock. During 2013, we repurchased 2.0 million shares of common stock and the authorization expired on December 31, 2013.

        We intend to fund our ongoing operations with cash on hand, cash generated by operations and borrowings under the senior secured credit agreement. As of December 28, 2013, approximately 53% of our cash and cash equivalents were held by foreign subsidiaries. There were no significant restrictions on our ability to transfer funds with and among subsidiaries. We plan to repatriate foreign earnings of approximately $55.1 million related to the sale of the Microporous business and have provided U.S. taxes on these earnings in discontinued operations. Except for the sale of the Microporous business, our intent is to indefinitely reinvest earnings of our foreign operations and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the U.S., we would be required to accrue and pay any applicable U.S. and local taxes to repatriate these funds.

        Our senior secured credit agreement provides for a $300.0 million term loan facility ($281.3 million outstanding at December 28, 2013) and a $150.0 million revolving credit facility. At December 28, 2013, no amounts were outstanding under the revolving credit facility and the entire amount was available for borrowing.

        Interest rates under the senior secured credit agreement are, at our option, equal to either an alternate base rate or Eurocurrency base rate plus a specified margin. At December 28, 2013, the interest rate on borrowings under the senior secured credit agreement was 2.92%.

        Under the credit agreement, we are required to maintain a maximum ratio of indebtedness to adjusted EBITDA and a minimum ratio of adjusted EBITDA to cash interest expense. Adjusted EBITDA, as defined under the senior secured credit agreement, was as follows:

(in millions)	Fiscal 2013
Income from continuing operations	$33.5
Add/Subtract:
Depreciation and amortization expense	54.5
Interest expense, net	39.5
Income taxes	14.2
Stock-based compensation	20.7
Foreign currency loss	0.4
Loss on disposal of property, plant and equipment	1.2
Other non-cash or non-recurring charges	(0.3)

Adjusted EBITDA	$163.7

        As of December 28, 2013, the calculation of the senior leverage ratio, as defined under the senior secured credit agreement, was as follows:

(in millions)	Fiscal 2013
Indebtedness(1)	$231.3
Adjusted EBITDA	$163.7
Actual senior leverage ratio	1.41x
Required maximum senior leverage ratio	2.50x

(1)
Calculated as the sum of outstanding borrowings under the senior secured credit agreement, less cash on hand (not to exceed $50.0 million).

        As of December 28, 2013, the calculation of the interest coverage ratio, as defined under the senior secured credit agreement, was as follows:

(in millions)	Fiscal 2013
Adjusted EBITDA	$163.7
Interest expense, net(1)	$37.0
Actual interest coverage ratio	4.43x
Required minimum interest coverage ratio	3.00x

(1)
Calculated as cash interest expense, as defined under the senior secured credit agreement, for the twelve months ended December 28, 2013.

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

        We believe we have sufficient liquidity to meet our cash requirements over both the short (next twelve months) and long term (in relation to our debt service requirements). In evaluating the sufficiency of our liquidity, we considered cash on hand, expected cash flow to be generated from operations and available borrowings under our senior secured credit agreement compared to our anticipated cash requirements for debt service, working capital, cash taxes, capital expenditures and funding requirements for long-term liabilities. We anticipate that our cash on hand and operating cash flow, together with borrowings under the revolving credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due for at least the next twelve months. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. See "Risk Factors" in this Annual Report on Form 10-K.

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

        In connection with the acquisition of Membrana GmbH ("Membrana") in 2002, we recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for us to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. The environmental reserve for the Membrana facility, which is denominated in euros, was $2.9 million at December 28, 2013. We anticipate the expenditures associated with the reserve will be made in the next twelve months.

        We had indemnification agreements with the prior owners of Membrana for a substantial portion of these costs. During the third quarter of 2013, we received $10.3 million as final payment of amounts outstanding under the indemnification agreements.

Contractual Obligations

        The following table sets forth our contractual obligations at December 28, 2013. Some of the amounts included in this table are based on management's estimates and assumptions about these obligations, including their duration, anticipated actions by third parties and other actions. Because these estimates and assumptions are necessarily subjective, the timing and amount of payments under these obligations may vary from those reflected in this table. For more information on these obligations, see the notes to consolidated financial statements included in "Financial Statements and Supplementary Data."

	Payment due by Period
(in millions)	Total	2014	2015 - 2016	2017 - 2018	Thereafter
Long-term debt	$281.3	$16.9	$58.1	$206.3	$—
7.5% senior notes	365.0	—	—	365.0	—
Cash interest payments(1)	137.8	36.2	70.4	31.2	—
Operating lease obligations(2)	9.2	3.1	3.5	2.1	0.5

	$793.3	$56.2	$132.0	$604.6	$0.5

(1)
Includes cash interest requirements on the term loan facility and the 7.5% senior notes through maturity in 2017. Interest rates under the term loan facility are variable and the table assumes that these rates are the same rates that were in effect at December 28, 2013.

(2)
We lease certain equipment and facilities under operating leases. Some lease agreements provide us with the option to renew the lease agreement. Our future operating lease obligations would change if we exercised these renewal options. For leases denominated in foreign currencies, the table assumes that the exchange rate of the dollar to the respective foreign currencies is the period average rate for 2013 for all periods presented.

(3)
As discussed in the notes to consolidated financial statements included in "Financial Statements and Supplementary Data," we have long-term liabilities for pension obligations of $102.8 million as of December 28, 2013. Our contributions for these benefit plans are not included in the table above since the timing and amount of payments are dependent upon many factors, including when an employee retires or leaves the Company, certain benefit elections by employees, return on plan assets, minimum funding requirements and foreign currency exchange rates. We estimate that contributions to the pension plans in fiscal 2014 will be $2.1 million.

(4)
As discussed in the notes to consolidated financial statements included in "Financial Statements and Supplementary Data," we have recorded a liability at December 28, 2013 of $10.0 million for unrecognized tax benefits. Payments related to this liability are not included in the table above since the timing and actual amounts of the payments, if any, are not known.

(5)
As discussed in the notes to consolidated financial statements included in "Financial Statements and Supplementary Data," we have an environmental reserve of $2.9 million at December 28, 2013. We anticipate the expenditures associated with the reserve will be made in the next twelve months.

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

Interest rate risk

        At December 28, 2013, we had fixed rate debt of $365.0 million and variable rate debt of $281.3 million. To reduce the interest rate risk inherent in our variable rate debt, we may utilize interest rate derivatives. As of December 28, 2013, there were no outstanding interest rate derivatives. The pre-tax earnings and cash flow impact resulting from a 100 basis point increase in interest rates on our variable rate debt, holding other variables constant, would be $2.8 million per year.

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

        The dollar/euro exchange rates used in our financial statements for the fiscal years ended as set forth below were as follows:

	2013	2012	2011
Period end rate	1.3760	1.3225	1.2950
Period average rate	1.3280	1.2862	1.3935

        Our strategy for management of currency risk relies primarily on conducting our operations in a country's respective currency and may, from time to time, involve foreign currency derivatives. As of December 28, 2013, we did not have any foreign currency derivatives outstanding.

Item 8.    Financial Statements and Supplementary Data

        The Company's report of independent registered public accounting firm and consolidated financial statements and related notes appear on the following pages of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors
of Polypore International, Inc.

        We have audited the accompanying consolidated balance sheets of Polypore International, Inc. as of December 28, 2013 and December 29, 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 28, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polypore International, Inc. at December 28, 2013 and December 29, 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Polypore International, Inc.'s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina
February 25, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of Polypore International, Inc.

        We have audited Polypore International, Inc.'s internal control over financial reporting as of December 28, 2013 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Polypore International, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Polypore International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Polypore International, Inc. as of December 28, 2013 and December 29, 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 28, 2013 of Polypore International, Inc. and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina
February 25, 2014

Polypore International, Inc.

Consolidated balance sheets

(in thousands, except share data)	December 28, 2013	December 29, 2012
Assets
Current assets:
Cash and cash equivalents	$163,423	$44,873
Accounts receivable, net	113,506	122,056
Inventories	113,860	115,462
Deferred income taxes	—	21,671
Prepaid and other	18,118	22,769
Assets of discontinued operations	—	92,261

Total current assets	408,907	419,092
Property, plant and equipment, net	595,375	607,466
Goodwill	444,512	444,512
Intangibles and loan acquisition costs, net	93,792	107,006
Other	7,627	7,996

Total assets	$1,550,213	$1,586,072

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$31,764	$30,083
Accrued liabilities	49,266	44,039
Income taxes payable	4,055	1,603
Current portion of debt	16,875	50,000
Liabilities of discontinued operations	—	19,576

Total current liabilities	101,960	145,301
Debt, less current portion	629,375	646,250
Pension obligations, less current portion	102,821	103,491
Deferred income taxes	70,332	84,719
Other	26,149	23,474
Commitments and contingencies
Shareholders' equity:
Preferred stock—15,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value—200,000,000 shares authorized, 46,926,205 issued and 44,916,570 outstanding at December 28, 2013 and 46,627,064 issued and outstanding at December 29, 2012	469	466
Paid-in capital	569,362	545,196
Retained earnings	137,379	55,768
Accumulated other comprehensive loss	(12,865)	(22,353)
Treasury stock, at cost—2,009,635 shares at December 28, 2013 and no shares at December 29, 2012	(80,668)	—

Total Polypore shareholders' equity	613,677	579,077
Noncontrolling interest	5,899	3,760

Total shareholders' equity	619,576	582,837

Total liabilities and shareholders' equity	$1,550,213	$1,586,072

See notes to consolidated financial statements

Polypore International, Inc.

Consolidated statements of income

(in thousands, except per share data)	Year ended December 28, 2013	Year ended December 29, 2012	Year ended December 31, 2011
Net sales	$636,282	$648,699	$685,725
Cost of goods sold	415,553	403,490	386,230

Gross profit	220,729	245,209	299,495
Selling, general and administrative expenses	132,792	121,454	129,840

Operating income	87,937	123,755	169,655
Other (income) expense:
Interest expense, net	39,473	36,049	34,384
Foreign currency and other	721	(113)	(1,950)
Write-off of loan acquisition costs associated with refinancing of senior credit agreement	—	2,478	—

	40,194	38,414	32,434

Income from continuing operations before income taxes	47,743	85,341	137,221
Income taxes	14,289	25,267	46,058

Income from continuing operations	33,454	60,074	91,163
Income from discontinued operations, net of income taxes	12,302	10,877	14,077
Gain on sale of discontinued operations, net of income taxes	35,855	—	—

Income from discontinued operations	48,157	10,877	14,077

Net income	$81,611	$70,951	$105,240

Net income per share—basic:
Continuing operations	$0.73	$1.29	$1.97
Discontinued operations	1.06	0.23	0.31

Net income per share	$1.79	$1.52	$2.28

Net income per share—diluted:
Continuing operations	$0.72	$1.27	$1.93
Discontinued operations	1.04	0.23	0.30

Net income per share	$1.76	$1.50	$2.23

Weighted average shares outstanding—basic	45,610,270	46,540,385	46,182,204
Weighted average shares outstanding—diluted	46,239,796	47,229,595	47,119,997

See notes to consolidated financial statements

Polypore International, Inc.

Consolidated statements of comprehensive income

(in thousands)	Year ended December 28, 2013	Year ended December 29, 2012	Year ended December 31, 2011
Net income	$81,611	$70,951	$105,240
Other comprehensive income (loss):
Foreign currency translation adjustment	3,566	10,058	(13,479)
Change in net actuarial loss and prior service credit	10,207	(20,883)	(6,999)
Income taxes related to other comprehensive income (loss)	(4,285)	5,599	3,082

Other comprehensive income (loss)	9,488	(5,226)	(17,396)

Comprehensive income	$91,099	$65,725	$87,844

See notes to consolidated financial statements

Polypore International, Inc.

Consolidated statements of shareholders' equity

(in thousands, except share data)	Shares of Common Stock	Common Stock	Shares of Treasury Stock	Treasury Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
Balance at January 1, 2011	45,582,557	$456	—	$—	$497,160	$(120,423)	$269	$588	$378,050
Net income for the year ended December 31, 2011	—	—	—	—	—	105,240	—	—	105,240
Stock-based compensation	—	—	—	—	9,298	—	—	—	9,298
Stock option exercises	912,243	9	—	—	6,649	—	—	—	6,658
Excess tax benefit from stock-based compensation	—	—	—	—	14,136	—	—	—	14,136
Restricted stock grants	4,380	—	—	—	—	—	—	—	—
Noncontrolling interest	—	—	—	—	—	—	—	3,350	3,350
Change in net actuarial loss and prior service credit, net of income tax benefit of $2,187	—	—	—	—	—	—	(4,812)	—	(4,812)
Foreign currency translation adjustment, net of income tax benefit of $895	—	—	—	—	—	—	(12,584)	57	(12,527)

Balance at December 31, 2011	46,499,180	465	—	—	527,243	(15,183)	(17,127)	3,995	499,393
Net income for the year ended December 29, 2012	—	—	—	—	—	70,951	—	—	70,951
Stock-based compensation	—	—	—	—	16,278	—	—	—	16,278
Stock option exercises	116,183	1	—	—	1,337	—	—	—	1,338
Excess tax benefit from stock-based compensation	—	—	—	—	338	—	—	—	338
Restricted stock grants	11,701	—	—	—	—	—	—	—	—
Noncontrolling interest	—	—	—	—	—	—	—	(242)	(242)
Change in net actuarial loss and prior service credit, net of income tax benefit of $5,848	—	—	—	—	—	—	(15,035)	—	(15,035)
Foreign currency translation adjustment, net of income tax expense of $249	—	—	—	—	—	—	9,809	7	9,816

Balance at December 29, 2012	46,627,064	466	—	—	545,196	55,768	(22,353)	3,760	582,837
Net income for the year ended December 28, 2013	—	—	—	—	—	81,611	—	—	81,611
Stock-based compensation	—	—	—	—	20,687	—	—	—	20,687
Stock option exercises	209,237	2	—	—	2,317	—	—	—	2,319
Excess tax benefit from stock-based compensation	—	—	—	—	1,163	—	—	—	1,163
Restricted stock grants	89,904	1	—	—	(1)	—	—	—	—
Restricted stock forfeitures	(1,374)	—	1,374	—	—	—	—	—	—
Repurchases of common stock	(2,008,261)	—	2,008,261	(80,668)	—	—	—	—	(80,668)
Noncontrolling interest	—	—	—	—	—	—	—	1,960	1,960
Change in net actuarial loss and prior service credit, net of income tax expense of $3,647	—	—	—	—	—	—	6,560	—	6,560
Foreign currency translation adjustment, net of income tax expense of $638	—	—	—	—	—	—	2,928	179	3,107

Balance at December 28, 2013	44,916,570	$469	2,009,635	$(80,668)	$569,362	$137,379	$(12,865)	$5,899	$619,576

See notes to consolidated financial statements

Polypore International, Inc.

Consolidated statements of cash flows

(in thousands)	Year ended December 28, 2013	Year ended December 29, 2012	Year ended December 31, 2011
Operating activities:
Net income	$81,611	$70,951	$105,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	44,812	42,320	34,812
Amortization expense	11,491	13,347	16,530
Amortization of loan acquisition costs	2,474	2,471	2,454
Gain on sale of discontinued operations, net of income taxes	(35,855)	—	—
Stock-based compensation	20,687	16,278	9,298
Loss on disposal of property, plant and equipment	1,161	971	375
Foreign currency (gain) loss	(60)	729	(2,065)
Excess tax benefit from stock-based compensation	(1,163)	(338)	(14,136)
Deferred income taxes	(4,038)	9,822	28,640
Write-off of loan acquisition costs associated with refinancing of senior credit agreement	—	2,478	—
Changes in operating assets and liabilities:
Accounts receivable	9,795	(2,810)	(18,795)
Inventories	2,117	(28,304)	(15,614)
Prepaid and other current assets	6,224	3,603	(2,046)
Accounts payable and accrued liabilities	4,105	(23,003)	(661)
Income taxes payable	3,173	(4,098)	245
Other, net	7,926	369	556

Net cash provided by operating activities	154,460	104,786	144,833
Investing activities:
Purchases of property, plant and equipment, net	(28,235)	(137,111)	(156,330)
Net proceeds from the sale of discontinued operations	116,613	—	—

Net cash provided by (used in) investing activities	88,378	(137,111)	(156,330)
Financing activities:
Principal payments on debt	(15,000)	(4,674)	(4,519)
Payments on revolving credit facility	(89,200)	(15,000)	—
Proceeds from revolving credit facility	54,200	—	—
Repurchases of common stock	(80,668)	—	—
Proceeds from stock option exercises	2,319	1,338	6,658
Excess tax benefit from stock-based compensation	1,163	338	14,136
Noncontrolling interest	1,960	(242)	1,936
Proceeds from new senior credit agreement	—	350,000	—
Principal payments in connection with refinancing of senior credit agreement	—	(342,291)	—
Loan acquisition costs	—	(6,228)	(627)

Net cash provided by (used in) financing activities	(125,226)	(16,759)	17,584
Effect of exchange rate changes on cash and cash equivalents	938	1,383	(3,468)

Net increase (decrease) in cash and cash equivalents	118,550	(47,701)	2,619
Cash and cash equivalents at beginning of year	44,873	92,574	89,955

Cash and cash equivalents at end of year	$163,423	$44,873	$92,574

Supplemental cash flow information
Cash paid for interest, net of capitalized interest	$36,973	$33,284	$32,174
Cash paid for income taxes, net of refunds	22,006	24,837	22,975

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

        On December 19, 2013, the Company completed the sale of its Microporous business. The operating results and assets and liabilities of this business have been presented as discontinued operations. All disclosures and amounts in the notes to the consolidated financial statements relate to the Company's continuing operations, unless otherwise indicated.

Accounting Period

        The Company's fiscal year is the 52- or 53-week period ending the Saturday nearest to December 31. The fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011 included 52 weeks.

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

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

2. Accounting Policies (Continued)

Accounts receivable, net of allowance for doubtful accounts, are carried at cost which approximates fair value. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The allowance for doubtful accounts was $3,262,000 and $2,995,000 at December 28, 2013 and December 29, 2012, respectively. The Company believes that the allowance for doubtful accounts is adequate to provide for potential losses resulting from uncollectible accounts. The Company charges accounts receivables off against the allowance for doubtful accounts when it deems them to be uncollectible on a specific identification basis.

Inventories

        Inventories are carried at the lower of cost or market using the first-in, first-out method of accounting and consist of:

(in thousands)	December 28, 2013	December 29, 2012
Raw materials	$39,357	$42,113
Work-in-process	22,079	27,608
Finished goods	52,424	45,741

	$113,860	$115,462

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation commences when the asset is substantially complete and ready for its intended use. Depreciation is computed for financial reporting purposes on the straight-line method over the estimated useful lives of the related assets. The estimated useful lives for buildings and land improvements range from 20 to 40 years and the estimated useful lives for machinery and equipment range from 5 to 15 years. Costs of the construction of certain long-term assets include capitalized interest which is amortized over the estimated useful life of the related asset. The Company capitalized interest of $2,638,000 and $3,344,000 in 2012 and 2011, respectively. Repair and maintenance costs, which include indirect labor and employee benefits associated with maintenance personnel and utility, maintenance and repair costs for equipment and facilities utilized in the manufacturing process, are treated as inventoriable costs. Major planned maintenance activities outside of the normal production process are capitalized as property, plant and equipment if the costs are expected to provide future benefits by increasing the service potential of the asset to which the repair or maintenance applies.

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

        The Company tests for goodwill impairment using the quantitative two-step goodwill impairment test. Step one of the goodwill impairment test compares the fair value of the Company's reporting units to their carrying amount. The fair value of the reporting unit is determined using the income approach, corroborated by comparison to market capitalization and key multiples of comparable companies. Under the income approach, the Company determines fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit's carrying amount exceeds its fair value, the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit's assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to the excess.

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

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

2. Accounting Policies (Continued)

Research and Development

        The cost of research and development is charged to expense as incurred and is included in "Selling, general and administrative expenses" in the accompanying consolidated statements of income. Research and development expense was $17,184,000, $18,487,000 and $17,555,000 in 2013, 2012 and 2011, respectively.

Government Grants

        Grant awards are recognized when there is reasonable assurance that the Company will receive the grant and comply with the conditions attached to the grant. For capital expenditures, the Company deducts grant awards from the cost of the related asset. For expense reimbursements, the Company deducts grant awards from the related expenses. The Company was awarded a $49,264,000 grant from the U.S. Department of Energy ("DOE") to help fund an expansion of its U.S. lithium battery separator production capacity. As of December 29, 2012, the Company had recognized and received the entire amount of the DOE grant. The Company has also been awarded state and local grants in connection with certain of its U.S. expansions.

        The Company recognized grant awards for capital expenditures of $1,670,000 and $23,550,000 in 2012 and 2011, respectively. The Company recognized grant awards for expenses of $1,739,000, $2,566,000 and $4,715,000 in 2013, 2012 and 2011, respectively.

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

Fair Value of Financial Instruments

        The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates their fair value due to the short-term maturities of these assets and liabilities. The carrying amount of borrowings under the senior secured credit agreement approximates fair value because the interest rates adjust to market interest rates. The fair value of the 7.5% senior notes, based on a quoted market price and classified as level one in the fair value hierarchy, was $385,988,000 at December 28, 2013.

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

        As of December 28, 2013, the Company did not have any financial assets and liabilities required to be measured at fair value on a recurring basis. See Note 9 for pension assets measured at fair value on a recurring basis.

Recent Accounting Pronouncements

        In February 2013, the FASB issued guidance requiring companies to provide information about the amounts reclassified out of accumulated other comprehensive income (loss) by component. The guidance is effective for annual and interim periods beginning after December 15, 2012. The adoption of this guidance in the Company's fiscal 2013 consolidated financial statements only affected presentation and did not have an impact on the Company's financial condition or results of operations.

3. Property, Plant and Equipment

        Property, plant and equipment consist of:

(in thousands)	December 28, 2013	December 29, 2012
Land	$24,184	$23,675
Buildings and land improvements	157,928	153,934
Machinery and equipment	559,865	520,548
Construction in progress	139,344	150,840

	881,321	848,997
Less accumulated depreciation	285,946	241,531

	$595,375	$607,466

4. Goodwill

        There were no changes in the carrying amount of goodwill for the years ended December 28, 2013 and December 29, 2012, and the carrying amount of goodwill at those dates was as follows:

(in thousands)	Transportation and Industrial	Electronics and EDVs	Separations Media	Total
Goodwill	$327,347	$36,336	$212,279	$575,962
Accumulated impairment charges	(131,450)	—	—	(131,450)

	$195,897	$36,336	$212,279	$444,512

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

5. Intangibles, Loan Acquisition and Other Costs

        Intangibles, loan acquisition and other costs consist of:

		December 28, 2013		December 29, 2012
(in thousands)	Weighted Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible and other assets subject to amortization:
Customer relationships	17	$181,464	$107,554	$181,066	$96,180
Loan acquisition costs	6	14,808	5,645	14,808	3,171
Intangible assets not subject to amortization:
Trade names	Indefinite	10,719	—	10,483	—

		$206,991	$113,199	$206,357	$99,351

        Amortization expense, including amortization of loan acquisition costs classified as interest expense, was $13,595,000, $15,078,000 and $18,244,000 in 2013, 2012 and 2011, respectively. The Company's estimate of amortization expense for the next five years is as follows:

(in thousands)
2014	$13,605
2015	13,605
2016	13,605
2017	12,871
2018	9,983

6. Accrued Liabilities

        Accrued liabilities consist of:

(in thousands)	December 28, 2013	December 29, 2012
Compensation expense and other fringe benefits	$18,421	$11,240
Current portion of environmental reserve	2,882	11,079
Other	27,963	21,720

	$49,266	$44,039

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

7. Debt

        Debt, in order of priority, consists of:

(in thousands)	December 28, 2013	December 29, 2012
Senior credit agreement:
Revolving credit facility	$—	$35,000
Term loan facility	281,250	296,250

	281,250	331,250
7.5% senior notes	365,000	365,000

	646,250	696,250
Less current portion	16,875	50,000

Long-term debt	$629,375	$646,250

        On June 29, 2012, the Company refinanced its previous senior secured credit agreement with a new senior secured credit agreement. The credit agreement provides for a $150,000,000 revolving credit facility ($50,000,000 of which was borrowed in connection with the refinancing) and a $300,000,000 term loan facility. The proceeds from the credit agreement were used to pay outstanding principal and interest under the previous credit agreement and loan acquisition costs of $6,228,000, which were capitalized and are being amortized over the life of the credit agreement. In connection with the refinancing, the Company wrote-off unamortized loan acquisition costs of $2,478,000 associated with the previous credit agreement. Interest rates under the credit agreement are, at the Company's option, equal to either an alternate base rate or the Eurocurrency base rate, plus a specified margin.

        The Company's domestic subsidiaries guarantee indebtedness under the credit agreement. Substantially all assets of the Company and its domestic subsidiaries and a first priority pledge of 66% of the voting capital stock of its foreign subsidiaries secure indebtedness under the credit agreement. The Company's ability to pay dividends on its common stock is limited under the terms of the credit agreement. The Company is also subject to certain financial covenants, including a maximum senior leverage ratio and a minimum interest coverage ratio. The Company was in compliance with all covenants as of December 28, 2013.

        At December 28, 2013, no amounts were outstanding under the revolving credit facility and the entire amount was available for borrowing. The revolving credit facility matures in June 2017.

        The term loan matures in June 2017. Minimum scheduled principal repayments of the term loan are as follows:

(in thousands)
2014	$16,875
2015	24,375
2016	33,750
2017	206,250

$281,250

        In 2010, the Company issued $365,000,000 aggregate principal amount of 7.5% senior notes due 2017. Interest on the notes is payable semi-annually on May 15 and November 15. The notes are

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

7. Debt (Continued)

effectively subordinated to all of the Company's existing and future secured debt and will rank senior to any of the Company's existing and future senior subordinated debt. The Company's domestic subsidiaries, subject to certain exceptions, guarantee the notes. The Company may redeem some or all of the notes at redemption prices specified in the indenture governing the notes.

8. Income Taxes

        Significant components of deferred tax assets and liabilities consist of:

(in thousands)	December 28, 2013	December 29, 2012
Deferred tax assets:
Pension obligations	$29,683	$30,892
Net operating loss carryforwards	5,552	17,689
Other	27,036	22,576

Total deferred tax assets	62,271	71,157
Valuation allowance	(2,225)	(3,797)

Net deferred tax assets	60,046	67,360
Deferred tax liabilities:
Property, plant and equipment	(85,952)	(91,251)
Goodwill and intangibles	(28,351)	(31,708)
Other	(16,160)	(7,449)

Total deferred tax liabilities	(130,463)	(130,408)

Net deferred taxes	$(70,417)	$(63,048)

        The valuation allowance decreased by $1,572,000 during 2013 primarily due to adjustments to state tax positions.

        Deferred taxes are reflected in the consolidated balance sheet as follows:

(in thousands)	December 28, 2013	December 29, 2012
Current deferred tax asset	$—	$21,671
Accrued liabilities	(85)	—
Non-current deferred tax liability	(70,332)	(84,719)

Net deferred taxes	$(70,417)	$(63,048)

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(in thousands)	December 28, 2013	December 29, 2012	December 31, 2011
Balance at beginning of year	$9,435	$9,373	$8,103
Increase related to current year positions	980	—	—
Increase related to prior year positions	160	62	1,270
Settlements with tax authorities	(138)	—	—

Balance at end of year	$10,437	$9,435	$9,373

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

8. Income Taxes (Continued)

        The amount of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate is $9,183,000, $8,168,000 and $8,045,000 as of December 28, 2013, December 29, 2012 and December 31, 2011, respectively. Accrued interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense and were $362,000, $399,000 and $362,000 at December 28, 2013, December 29, 2012 and December 31, 2011, respectively.

        The Company has operations in North America, Europe and Asia and files tax returns in numerous tax jurisdictions. The Company is not subject to income tax adjustments in the U.S. for tax years prior to 2005 and in foreign jurisdictions for tax years prior to 2004. Tax audits are currently being conducted on a French subsidiary for the tax years 2006 through 2008. Although the outcome of tax audits is uncertain, management believes that adequate provisions have been made for potential liabilities resulting from such audits. Because audit outcomes and the timing of audit settlements are subject to significant uncertainty, the Company cannot make a reasonable estimate of the impact on earnings in the next twelve months from these audits. Management is not aware of any issues for open tax years that upon final resolution will have a material adverse effect on the Company's consolidated financial position, cash flows or operating results.

        At December 28, 2013, the Company has net operating loss carryforwards in the U.S. of $22,716,000 that expire beginning in 2027. The Company expects to utilize the U.S. net operating loss carryforwards during the next twelve months and has classified these amounts as current in the accompanying December 28, 2013 consolidated balance sheet. The Company also has foreign net operating losses of $714,000 that expire at various dates beginning in 2015. The Company utilized approximately $28,617,000 of net operating loss carryfowards during 2013.

        Income before income taxes includes the following components:

	Year Ended
(in thousands)	December 28, 2013	December 29, 2012	December 31, 2011
United States	$(2,762)	$18,062	$72,993
Foreign	50,505	67,279	64,228

	$47,743	$85,341	$137,221

        Income tax expense consists of:

	Year Ended
(in thousands)	December 28, 2013	December 29, 2012	December 31, 2011
Current:
U.S. taxes on domestic income	$806	$658	$570
Foreign taxes	19,913	18,303	21,666

Total current	20,719	18,961	22,236
Deferred:
U.S. taxes on domestic income	(2,739)	7,859	26,900
Foreign taxes	(3,691)	(1,553)	(3,078)

Total deferred	(6,430)	6,306	23,822

	$14,289	$25,267	$46,058

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

8. Income Taxes (Continued)

        Income taxes at the Company's effective tax rate differed from income taxes at the statutory rate as follows:

	Year Ended
(in thousands)	December 28, 2013	December 29, 2012	December 31, 2011
Computed income taxes at the expected statutory rate	$16,710	$29,869	$48,027
State and local taxes	2	321	1,418
Foreign taxes	(1,749)	(7,154)	(5,127)
Valuation allowances	(1,572)	—	—
Uncertain tax positions	1,037	—	—
Other	(139)	2,231	1,740

Income tax expense	$14,289	$25,267	$46,058

        Taxes have been provided on earnings distributed and expected to be distributed by the Company's foreign subsidiaries. In addition, there are discrete foreign earnings of $55,065,000 related to the sale of the Microporous business which the Company plans to repatriate. During 2013, the Company provided $8,336,000 of U.S. taxes on such earnings in discontinued operations. All other foreign earnings are undistributed and considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. The Company has not provided additional U.S. federal and state income taxes on an estimated $237,000,000 of undistributed earnings of consolidated foreign subsidiaries. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with this hypothetical calculation.

        The Company has entered into an agreement with the Board of Investment in Thailand under which, subject to certain limitations, 100% of the Company's income from manufacturing activities in Thailand was tax-free through 2010 and portions of income will be tax-free through 2019. The income tax benefits recognized from this tax holiday were $1,293,000, $1,821,000 and $2,300,000 in 2013, 2012 and 2011, respectively. The Company has entered into an agreement with the Ministry of Strategy and Finance in South Korea which, subject to certain limitations, effectively exempts 100% of the Company's income in South Korea from income taxes through 2016. The Company recognized an income tax benefit from this tax holiday of $1,379,000 in 2012.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

9. Employee Benefit Plans

Pension Plans

        The Company and its subsidiaries sponsor multiple defined benefit pension plans based in subsidiaries located outside of the United States. The following table sets forth the funded status of the defined benefit pension plans:

(in thousands)	December 28, 2013	December 29, 2012
Change in benefit obligation
Benefit obligation at beginning of year	$(123,825)	$(97,667)
Service cost	(2,255)	(1,658)
Interest cost	(4,532)	(4,739)
Plan amendments	1,084	—
Actuarial gain (loss)	7,218	(20,890)
Benefit payments	3,576	3,778
Foreign currency translation and other	(4,640)	(2,649)

Benefit obligation at end of year	(123,374)	(123,825)
Change in plan assets
Fair value of plan assets at beginning of year	18,529	17,895
Actual return on plan assets	816	1,794
Company contributions	2,002	2,230
Benefit payments	(3,576)	(3,778)
Foreign currency translation and other	722	388

Fair value of plan assets at end of year	18,493	18,529

Funded status at end of year	$(104,881)	$(105,296)

Amounts recognized in the consolidated balance sheet consist of:
Accrued liabilities	$(2,060)	$(1,805)
Pension obligations	(102,821)	(103,491)

Net amount recognized	$(104,881)	$(105,296)

Amounts recognized in accumulated other comprehensive income (loss), pre-tax, consist of:
Net actuarial loss	$28,110	$35,987
Prior service credit	(1,259)	(182)

Net amount recognized	$26,851	$35,805

        The funded status of the Company's pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates.

        The accumulated benefit obligation for all defined benefit pension plans was $113,092,000 and $114,425,000 at December 28, 2013 and December 29, 2012, respectively. Each of the Company's defined benefit pension plans had accumulated benefit obligations in excess of plan assets at December 28, 2013.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

9. Employee Benefit Plans (Continued)

        The following table provides the components of net periodic benefit cost:

	Year ended
(in thousands)	December 28, 2013	December 29, 2012	December 31, 2011
Service cost	$2,255	$1,658	$1,552
Interest cost	4,532	4,739	5,021
Expected return on plan assets	(768)	(844)	(910)
Amortization of prior service credit	(52)	(50)	(54)
Recognized net actuarial loss	1,739	472	69

Net periodic benefit cost	$7,706	$5,975	$5,678

        The amount of prior service credit and net actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic benefit cost in 2014 is $951,000.

        Weighted average assumptions used to determine the benefit obligation and net periodic benefit costs consist of:

Weighted average assumptions as of the end of the year	December 28, 2013	December 29, 2012
Discount rate used to determine the benefit obligation	3.70%	3.60%
Discount rate used to determine the net periodic benefit costs	3.60%	4.90%
Expected return on plan assets	3.51%	4.00%
Rate of compensation increase	2.53%	2.52%

        The Company's pension plan assets are invested to obtain a reasonable long-term rate of return at an acceptable level of investment risk. Risk tolerance is established through consideration of plan liabilities, plan funded status and corporate financial condition. Investment risk is measured and monitored on an ongoing basis through periodic investment portfolio reviews, liability measurements and asset/liability studies. The Company's expected return on plan assets is based on historical market data for each asset class and expected market conditions. Except for certain pension plans funded by insurance contracts, the assets in the pension plans are diversified across fixed income and equity investments. The investment portfolio has target allocations of approximately 77% fixed income and 23% equity. The actual portfolio allocation was 84% fixed income and 16% equity at December 28, 2013 and was 81% fixed income and 19% equity at December 29, 2012. The fixed income investments, which are primarily investment grade European bonds and insurance contracts, are level two securities in the fair value hierarchy. The equity securities are considered level one securities and primarily include investments in European companies.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

9. Employee Benefit Plans (Continued)

        In 2014, the Company expects to contribute $2,060,000 to its pension plans. The estimated future benefit payments expected to be paid for each of the next five years and the sum of payments expected for the next five years thereafter are:

(in thousands)
2014	$3,891
2015	4,045
2016	4,169
2017	4,403
2018	4,828
2019 - 2023	29,468

401(k) Plans

        The Company sponsors a 401(k) plan for U.S. salaried employees. Salaried employees are eligible to participate in the plan on January 1, April 1, July 1 or October 1 after their date of employment. Under the plan, employer contributions are defined as 5.00% of a participant's base salary plus a matching of employee contributions allowing for a maximum matching contribution of 3.00% of a participant's earnings. The cost of the plan recognized as expense was $3,551,000, $4,224,000 and $3,484,000 in 2013, 2012 and 2011, respectively.

        The Company sponsors a 401(k) plan for U.S. hourly employees subject to collective bargaining agreements. Depending on the applicable collective bargaining agreement, employer basic contributions are defined as 3.00% or 3.50% of a participant's base earnings plus a company matching contribution, limited to certain maximum percentage contributions. The Company also makes a separate contribution for employees who were hired prior to January 1, 2000 and who are not eligible for certain other benefit plans. The cost of the plan recognized as expense was $631,000, $650,000 and $664,000 in 2013, 2012 and 2011, respectively.

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

environmental issues and operational upgrades which are required in order for the Company to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. The environmental reserve for the Membrana facility, which is denominated in euros, was $2,882,000 and $11,079,000 at December 28, 2013 and December 29, 2012, respectively. The Company anticipates the expenditures associated with the reserve will be made in the next twelve months. The reserve is included in "Accrued liabilities" in the accompanying consolidated balance sheets.

        The Company had indemnification agreements with the prior owners of Membrana for a substantial portion of these costs. During the third quarter of 2013, the Company received $10,304,000 as final payment of amounts outstanding under the indemnification agreements. At December 29, 2012, the indemnification receivable, which was denominated in euros, was $11,542,000 and included in "Prepaid and other" in the accompanying consolidated balance sheet.

11. Commitments and Contingencies

Leases

        The Company leases certain equipment and facilities under operating leases. Rent expense under operating leases was $3,376,000, $3,416,000 and $2,523,000 in 2013, 2012 and 2011, respectively.

        Future minimum operating lease payments at December 28, 2013 are:

(in thousands)
2014	$3,072
2015	2,144
2016	1,437
2017	1,182
2018	875
Thereafter	469

$9,179

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

Collective Bargaining Agreements

        On December 28, 2013, approximately 33% of the Company's employees were represented under collective bargaining agreements. A majority of those employees are located in Germany and France and are represented under industry-wide agreements that are subject to national and local government

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

11. Commitments and Contingencies (Continued)

regulations. Labor unions also represent the Company's employees in Owensboro, Kentucky, and Corydon, Indiana. The collective bargaining agreement at the Selestat, France facility, covering approximately 5% of the Company's workers, expires in June 2014.

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

        A summary of outstanding stock options is as follows:

	Stock Options	Weighted- average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 29, 2012	3,121,639	$37.73
Granted	348,208	36.84
Exercised	(209,237)	11.08
Forfeited	(30,269)	51.14

Outstanding at December 28, 2013	3,230,341	39.23	7.0	$—

Vested and exercisable at December 28, 2013	2,255,902	35.05	6.5	6,666
Expected to vest	969,582	48.92	8.2	—

        Stock option expense was $19,080,000, $16,100,000 and $9,206,000 in 2013, 2012 and 2011, respectively. The income tax benefit related to stock option expense was $6,773,000, $5,724,000 and $3,242,000 in 2013, 2012 and 2011, respectively. As of December 28, 2013, the Company had $18,177,000 of total pre-tax unrecognized stock option expense, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 1.2 years.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

12. Stock-Based Compensation Plans (Continued)

        Exercise prices for options outstanding at December 28, 2013 ranged from $5.24 to $56.98. The intrinsic value is based on the Company's closing stock price of $38.01 at December 28, 2013, which would have been received by the option holder had the options been exercised at that date. The total intrinsic value of options exercised during 2013, 2012 and 2011 amounted to $6,402,000, $3,116,000 and $48,063,000, respectively.

        The Company is required to estimate the fair value of stock options on the grant date using an option-pricing model. The weighted average grant-date fair value of options granted during 2013, 2012 and 2011 amounted to $18.92, $18.97 and $26.73 per share, respectively. The fair value of each stock option granted was estimated on the date of grant based on the Black-Scholes option pricing model with the following weighted-average assumptions:

	Weighted average assumptions
	2013	2012	2011
Expected term (years)	5.6	5.3	4.8
Risk-free interest rate	0.96%	0.86%	0.90%
Expected volatility	57.3%	56.0%	56.1%
Dividend yield	—	—	—

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

        A summary of stock options that are expected to vest is as follows:

	Stock Options	Weighted- average grant-date fair value
December 29, 2012	1,297,773	$25.97
Granted	346,147	18.92
Vested	(645,736)	25.58
Forfeited	(28,602)	50.80

December 28, 2013	969,582	22.98

        The total fair value of options vested during 2013, 2012 and 2011 was $16,518,000, $17,945,000 and $4,014,000, respectively.

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

incremental stock option expense associated with the modification, net of estimated forfeitures, was $2,500,000, of which $1,580,000 has been recognized as of December 28, 2013, and the remainder of which will be recognized over the remaining vesting period of 0.9 years.

        Under the 2007 Plan, the Company granted restricted shares of 89,904, 11,701 and 4,380 in 2013, 2012 and 2011, respectively. A summary of the status of unvested restricted stock is as follows:

	Restricted stock	Weighted- average grant-date fair value
Unvested at December 29, 2012	15,761	$38.40
Granted	89,904	36.78
Vested	(6,500)	39.25
Withheld and repurchased	(8,261)	36.42
Forfeited	(1,374)	36.42

Unvested at December 28, 2013	89,530	36.93

        The expense associated with these restricted stock grants, which vest over three years, was $1,607,000, $178,000 and $92,000 in 2013, 2012 and 2011, respectively.

13. Accumulated Other Comprehensive Income (Loss)

        The changes in accumulated other comprehensive income (loss), net of income taxes, for the year ended December 28, 2013 were as follows:

(in thousands)	Pension Plans	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 29, 2012	$(26,102)	$3,749	$(22,353)
Other comprehensive income before reclassifications	5,375	2,989	8,364
Amortization of net actuarial loss and prior service credit for defined benefit pension plans and related income tax expense of $563	1,185	(61)	1,124

Other comprehensive income for the year ended December 28, 2013	6,560	2,928	9,488

Balance at December 28, 2013	$(19,542)	$6,677	$(12,865)

        See Note 9, "Employee Benefit Plans", for additional details on the amortization of net actuarial loss and prior service credit, which are included in the computation of net periodic benefit cost.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

14. Treasury Stock

        On February 19, 2013, the Board of Directors authorized the repurchase of up to 4,000,000 shares of the Company's common stock. During 2013, the Company repurchased 2,000,000 shares of common stock for $80,343,000 and the authorization expired on December 31, 2013. During fiscal 2013, the Company withheld and repurchased 8,261 shares of common stock for $325,000 to satisfy certain employees' withholding tax liabilities related to restricted stock grants. Additionally, during fiscal 2013, 1,374 shares of unvested restricted stock were forfeited and included in treasury stock.

15. Related Party Transactions

        The Company's German subsidiary has a 33% equity investment in a patent and trademark service provider and a 25% equity investment in a research company. The investments are accounted for under the equity method of accounting and were $676,000 and $650,000 at December 28, 2013 and December 29, 2012, respectively. Charges from the affiliates for work performed were $1,628,000, $1,801,000 and $979,000 in 2013, 2012 and 2011, respectively. Amounts due to the affiliates were $254,000 and $239,000 at December 28, 2013 and December 29, 2012, respectively.

16. Noncontrolling Interest

        In 2010, the Company formed a joint venture with Camel Group Co., Ltd ("Camel"), a leading battery manufacturer in China, to produce lead-acid battery separators primarily for Camel's use. The joint venture, Daramic Xiangyang Battery Separator Co., Ltd. ("Daramic Xiangyang"), is located at Camel's facility and owned 65% by the Company and 35% by Camel. During fiscal 2013, the Company and Camel made equity contributions of $2,470,000 and $1,330,000, respectively, to fund capital expenditures.

        In exchange for notes payable, Daramic Xiangyang purchased from Camel a building and from the Company certain production equipment that was previously located at the Company's former facility in Potenza, Italy. The notes payable and related interest will be paid by Daramic Xiangyang using available free cash flow, as defined in the joint venture agreement. The building note payable to Camel has a principal balance of $5,910,000 at December 28, 2013 and December 29, 2012 and is included in "Other" non-current liabilities in the accompanying consolidated balance sheets, and the equipment note payable to the Company eliminates in consolidation.

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

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

17. Segment Information (Continued)

        Financial information relating to the reportable segments is presented below:

	Year ended
(in thousands)	December 28, 2013	December 29, 2012	December 31, 2011
Net sales to external customers (by major product group):
Electronics and EDVs	$130,301	$167,370	$200,991
Transportation and industrial	311,859	299,010	294,498

Energy storage	442,160	466,380	495,489
Healthcare	124,169	114,778	120,387
Filtration and specialty	69,953	67,541	69,849

Separations media	194,122	182,319	190,236

Net sales	$636,282	$648,699	$685,725

Operating income:
Electronics and EDVs	$17,371	$47,195	$91,130
Transportation and industrial	69,997	66,061	75,508

Energy storage	87,368	113,256	166,638
Separations media	54,077	52,479	54,680
Corporate and other	(30,702)	(24,078)	(41,707)

Segment operating income	110,743	141,657	179,611
Stock-based compensation	20,687	16,278	9,298
Non-recurring and other costs	2,119	1,624	658

Total operating income	87,937	123,755	169,655
Reconciling items:
Interest expense, net	39,473	36,049	34,384
Foreign currency and other	721	(113)	(1,950)
Write-off of loan acquisition costs associated with refinancing of senior credit agreement	—	2,478	—

Income from continuing operations before income taxes	$47,743	$85,341	$137,221

Depreciation and amortization:
Electronics and EDVs	$17,607	$16,137	$9,395
Transportation and industrial	11,366	9,708	8,855

Energy storage	28,973	25,845	18,250
Separations media	14,224	13,437	13,360
Corporate and other	11,326	12,795	16,060
Discontinued operations	1,780	3,590	3,672

	$56,303	$55,667	$51,342

Capital expenditures:
Electronics and EDVs	$4,138	$115,845	$116,208
Transportation and industrial	13,658	12,200	16,623

Energy storage	17,796	128,045	132,831
Separations media	9,674	8,282	22,451
Discontinued operations	765	784	1,048

	$28,235	$137,111	$156,330

Assets:
Electronics and EDVs	$374,323	$397,973	$291,451
Transportation and industrial	291,483	262,174	230,457

Energy storage	665,806	660,147	521,908
Separations media	266,133	244,978	273,631
Corporate and other	618,274	588,686	593,235
Assets of discontinued operations	—	92,261	93,105

Total assets	$1,550,213	$1,586,072	$1,481,879

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

17. Segment Information (Continued)

        Net sales by geographic location, based on the country from which the product is shipped, were as follows:

	Year ended
(in thousands)	December 28, 2013	December 29, 2012	December 31, 2011
Net sales to unaffiliated customers:
United States	$232,402	$207,169	$251,864
Germany	177,928	164,896	170,103
France	75,854	70,903	81,719
China	67,545	86,627	82,861
Other	82,553	119,104	99,178

Total	$636,282	$648,699	$685,725

        Property, plant and equipment by geographic location were as follows:

(in thousands)	December 28, 2013	December 29, 2012	December 31, 2011
United States	$303,888	$316,128	$216,665
Germany	153,913	152,943	154,586
Other	137,574	138,395	123,224

Total	$595,375	$607,466	$494,475

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

18. Discontinued Operations

        On December 19, 2013, as required by the divestiture provisions of the Federal Trade Commission's order, the Company completed the sale of its Microporous business, which consisted of the production facilities in Piney Flats, Tennessee, and Feistritz, Austria, for $120,000,000. The Company recognized a gain of $35,855,000 on the sale, net of direct transaction costs and income taxes. The sales price and resulting gain are subject to adjustment in subsequent periods upon finalization of working capital.

        Microporous was previously included in the transportation and industrial segment. The assets and liabilities of Microporous reported as discontinued operations in the accompanying consolidated balance sheet as of December 29, 2012 were as follows:

(in thousands)	December 29, 2012
Assets
Accounts receivable, net	$15,259
Inventories	4,447
Prepaid and other	759
Property, plant and equipment, net	31,335
Goodwill and intangibles, net	39,530
Other	931

Assets of discontinued operations	$92,261

Liabilities
Accounts payable and accrued liabilities	$4,066
Deferred income taxes	13,948
Other	1,562

Liabilities of discontinued operations	$19,576

        The results of operations of Microporous are classified as discontinued operations and are presented separately in the accompanying consolidated statements of income for all periods presented. Summarized results of operations reported as discontinued operations are as follows:

	Year ended
(in thousands)	December 28, 2013	December 29, 2012	December 31, 2011
Net sales	$71,441	$68,674	$77,349
Income from discontinued operations before income taxes	19,525	16,171	19,878
Income from discontinued operations, net of income taxes	12,302	10,877	14,077

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

19. Quarterly Results of Operations (Unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended December 28, 2013:
Net sales	$145,941	$168,897	$152,020	$169,424
Gross profit	49,195	60,426	47,631	63,477
Income from continuing operations	5,657	12,496	4,505	10,796
Income from discontinued operations, net of income taxes	3,364	2,944	2,514	3,480
Gain on sale of discontinued operations, net of income taxes	—	—	—	35,855

Income from discontinued operations	3,364	2,944	2,514	39,335

Net income	$9,021	$15,440	$7,019	$50,131

Net income per share—basic
Continuing operations	$0.12	$0.27	$0.10	$0.24
Discontinued operations	0.07	0.06	0.06	0.88

Net income per share	$0.19	$0.33	$0.16	$1.12

Net income per share—diluted
Continuing operations	$0.12	$0.27	$0.10	$0.24
Discontinued operations	0.07	0.06	0.05	0.86

Net income per share	$0.19	$0.33	$0.15	$1.10

Fiscal year ended December 29, 2012:
Net sales	$157,603	$167,607	$161,353	$162,136
Gross profit	66,135	65,382	55,750	57,942
Income from continuing operations	15,831	17,655	12,433	14,155
Income from discontinued operations, net of income taxes	2,942	2,826	1,799	3,310

Net income	$18,773	$20,481	$14,232	$17,465

Net income per share—basic
Continuing operations	$0.34	$0.38	$0.27	$0.30
Discontinued operations	0.06	0.06	0.04	0.07

Net income per share	$0.40	$0.44	$0.31	$0.37

Net income per share—diluted
Continuing operations	$0.34	$0.37	$0.26	$0.30
Discontinued operations	0.06	0.06	0.04	0.07

Net income per share	$0.40	$0.43	$0.30	$0.37

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

        The following sets forth condensed consolidating financial statements of the Guarantors and non-Guarantor subsidiaries.

Condensed consolidating balance sheet
December 28, 2013

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$87,082	$76,341	$—	$163,423
Accounts receivable, net	32,860	80,646	—	—	113,506
Inventories	38,974	74,886	—	—	113,860
Prepaid and other	7,541	8,503	2,074	—	18,118

Total current assets	79,375	251,117	78,415	—	408,907
Due from affiliates	551,141	903,815	467,441	(1,922,397)	—
Investment in subsidiaries	129,588	577,878	755,626	(1,463,092)	—
Property, plant and equipment, net	303,888	291,487	—	—	595,375
Goodwill	—	—	444,512	—	444,512
Intangibles and loan acquisition costs, net	—	—	93,792	—	93,792
Other	727	6,755	145	—	7,627

Total assets	$1,064,719	$2,031,052	$1,839,931	$(3,385,489)	$1,550,213

Liabilities and shareholders' equity
Accounts payable and accrued liabilities	$26,865	$40,916	$13,249	$—	$81,030
Income taxes payable	—	3,873	182	—	4,055
Current portion of debt	—	—	16,875	—	16,875

Total current liabilities	26,865	44,789	30,306	—	101,960
Due to affiliates	510,356	851,659	560,382	(1,922,397)	—
Debt, less current portion	—	—	629,375	—	629,375
Pension obligations, less current portion	—	102,821	—	—	102,821
Deferred income taxes and other	51,401	44,788	292	—	96,481
Shareholders' equity	476,097	986,995	619,576	(1,463,092)	619,576

Total liabilities and shareholders' equity	$1,064,719	$2,031,052	$1,839,931	$(3,385,489)	$1,550,213

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

20. Financial Statements of Guarantors (Continued)

Condensed consolidating balance sheet
December 29, 2012

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$28,098	$16,775	$—	$44,873
Accounts receivable, net	36,980	85,076	—	—	122,056
Inventories	41,616	73,846	—	—	115,462
Prepaid and other	24,656	19,246	538	—	44,440
Assets of discontinued operations	27,566	25,165	39,530	—	92,261

Total current assets	130,818	231,431	56,843	—	419,092
Due from affiliates	554,190	330,148	482,869	(1,367,207)	—
Investment in subsidiaries	123,765	381,295	636,860	(1,141,920)	—
Property, plant and equipment, net	316,128	291,338	—	—	607,466
Goodwill	—	—	444,512	—	444,512
Intangibles and loan acquisition costs, net	—	—	107,006	—	107,006
Other	727	7,269	—	—	7,996

Total assets	$1,125,628	$1,241,481	$1,728,090	$(2,509,127)	$1,586,072

Liabilities and shareholders' equity
Accounts payable and accrued liabilities	$24,279	$45,286	$4,557	$—	$74,122
Income taxes payable	—	723	880	—	1,603
Current portion of debt	—	—	50,000	—	50,000
Liabilities of discontinued operations	15,222	4,354	—	—	19,576

Total current liabilities	39,501	50,363	55,437	—	145,301
Due to affiliates	579,388	344,398	443,421	(1,367,207)	—
Debt, less current portion	—	—	646,250	—	646,250
Pension obligations, less current portion	—	103,491	—	—	103,491
Deferred income taxes and other	65,367	42,681	145	—	108,193
Shareholders' equity	441,372	700,548	582,837	(1,141,920)	582,837

Total liabilities and shareholders' equity	$1,125,628	$1,241,481	$1,728,090	$(2,509,127)	$1,586,072

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

20. Financial Statements of Guarantors (Continued)

Condensed consolidating statement of income
Year ended December 28, 2013

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net sales	$186,767	$449,515	$—	$—	$636,282
Cost of goods sold	79,026	336,527	—	—	415,553

Gross profit	107,741	112,988	—	—	220,729
Selling, general and administrative expenses	61,179	47,959	23,654	—	132,792

Operating income (loss)	46,562	65,029	(23,654)	—	87,937
Interest expense and other	(7,282)	7,895	39,581	—	40,194
Equity in earnings of subsidiaries	—	—	(116,699)	116,699	—

Income from continuing operations before income taxes	53,844	57,134	53,464	(116,699)	47,743
Income taxes	25,979	16,827	(28,517)	—	14,289

Income from continuing operations	27,865	40,307	81,981	(116,699)	33,454
Income from discontinued operations, net of income taxes	5,561	7,111	(370)	—	12,302
Gain on sale of discontinued operations, net of income taxes	1,565	34,290	—	—	35,855

Income from discontinued operations	7,126	41,401	(370)	—	48,157

Net income	$34,991	$81,708	$81,611	$(116,699)	$81,611

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

20. Financial Statements of Guarantors (Continued)

Condensed consolidating statement of income
Year ended December 29, 2012

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net sales	$165,051	$483,648	$—	$—	$648,699
Cost of goods sold	44,029	359,461	—	—	403,490

Gross profit	121,022	124,187	—	—	245,209
Selling, general and administrative expenses	61,152	47,156	13,146	—	121,454

Operating income (loss)	59,870	77,031	(13,146)	—	123,755
Interest expense and other	(9,404)	7,311	38,029	—	35,936
Write-off of loan acquisition costs associated with refinancing of senior credit agreement	—	—	2,478	—	2,478
Equity in earnings of subsidiaries	—	—	(100,859)	100,859	—

Income from continuing operations before income taxes	69,274	69,720	47,206	(100,859)	85,341
Income taxes	32,917	16,835	(24,485)	—	25,267

Income from continuing operations	36,357	52,885	71,691	(100,859)	60,074
Income from discontinued operations, net of income taxes	4,481	7,136	(740)	—	10,877

Net income	$40,838	$60,021	$70,951	$(100,859)	$70,951

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

20. Financial Statements of Guarantors (Continued)

Condensed consolidating statement of income
Year ended December 31, 2011

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net sales	$224,462	$461,263	$—	$—	$685,725
Cost of goods sold	47,578	338,652	—	—	386,230

Gross profit	176,884	122,611	—	—	299,495
Selling, general and administrative expenses	71,936	51,737	6,167	—	129,840

Operating income (loss)	104,948	70,874	(6,167)	—	169,655
Interest expense and other	(8,936)	5,603	35,767	—	32,434
Equity in earnings of subsidiaries	—	—	(123,890)	123,890	—

Income from continuing operations before income taxes	113,884	65,271	81,956	(123,890)	137,221
Income taxes	51,484	18,598	(24,024)	—	46,058

Income from continuing operations	62,400	46,673	105,980	(123,890)	91,163
Income from discontinued operations, net of income taxes	5,861	8,956	(740)	—	14,077

Net income	$68,261	$55,629	$105,240	$(123,890)	$105,240

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

20. Financial Statements of Guarantors (Continued)

Condensed consolidating statement of comprehensive income
Year ended December 28, 2013

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net income	$34,991	$81,708	$81,611	$(116,699)	$81,611
Foreign currency translation adjustment, net of income tax expense of $638	—	7,515	(859)	(3,728)	2,928
Change in net actuarial loss and prior service credit, net of income tax expense of $3,647	569	5,991	—	—	6,560
Equity in earnings of subsidiaries	—	—	10,347	(10,347)	—

Comprehensive income	$35,560	$95,214	$91,099	$(130,774)	$91,099

Condensed consolidating statement of comprehensive income
Year ended December 29, 2012

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net income	$40,838	$60,021	$70,951	$(100,859)	$70,951
Foreign currency translation adjustment, net of income tax expense of $249	—	10,313	(332)	(172)	9,809
Change in net actuarial loss and prior service credit, net of income tax benefit of $5,848	(306)	(14,729)	—	—	(15,035)
Equity in earnings of subsidiaries	—	—	(4,894)	4,894	—

Comprehensive income	$40,532	$55,605	$65,725	$(96,137)	$65,725

Condensed consolidating statement of comprehensive income
Year ended December 31, 2011

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net income	$68,261	$55,629	$105,240	$(123,890)	$105,240
Foreign currency translation adjustment, net of income tax benefit of $895	—	(12,706)	116	6	(12,584)
Change in net actuarial loss and prior service credit, net of income tax benefit of $2,187	(111)	(4,701)	—	—	(4,812)
Equity in earnings of subsidiaries	—	—	(17,512)	17,512	—

Comprehensive income	$68,150	$38,222	$87,844	$(106,372)	$87,844

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

20. Financial Statements of Guarantors (Continued)

Condensed consolidating statement of cash flows
Year ended December 28, 2013

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$94,473	$65,345	$(27,658)	$22,300	$154,460
Investing activities:
Purchases of property, plant and equipment, net	(4,838)	(23,397)	—	—	(28,235)
Net proceeds from the sale of discontinued operations	—	55,108	61,505	—	116,613

Net cash provided by (used in) investing activities	(4,838)	31,711	61,505	—	88,378
Financing activities:
Principal payments on debt	—	—	(15,000)	—	(15,000)
Payments on revolving credit facility	—	—	(89,200)	—	(89,200)
Proceeds from revolving credit facility	—	—	54,200	—	54,200
Repurchases of common stock	—	—	(80,668)	—	(80,668)
Proceeds from stock option exercises	—	—	2,319	—	2,319
Excess tax benefit from stock-based compensation	—	—	1,163	—	1,163
Noncontrolling interest	—	—	1,960	—	1,960
Intercompany transactions, net	(89,635)	(39,010)	150,945	(22,300)	—

Net cash provided by (used in) financing activities	(89,635)	(39,010)	25,719	(22,300)	(125,226)
Effect of exchange rate changes on cash and cash equivalents	—	938	—	—	938

Net increase in cash and cash equivalents	—	58,984	59,566	—	118,550
Cash and cash equivalents at beginning of year	—	28,098	16,775	—	44,873

Cash and cash equivalents at end of year	$—	$87,082	$76,341	$—	$163,423

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

20. Financial Statements of Guarantors (Continued)

Condensed consolidating statement of cash flows
Year ended December 29, 2012

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$92,466	$51,826	$(34,012)	$(5,494)	$104,786
Investing activities:
Purchases of property, plant and equipment, net	(115,663)	(21,448)	—	—	(137,111)

Net cash used in investing activities	(115,663)	(21,448)	—	—	(137,111)
Financing activities:
Principal payments on debt	—	(117)	(4,557)	—	(4,674)
Payments on revolving credit facility	—	—	(15,000)	—	(15,000)
Proceeds from stock option exercises	—	—	1,338	—	1,338
Excess tax benefit from stock-based compensation	—	—	338	—	338
Noncontrolling interest	—	—	(242)	—	(242)
Proceeds from new senior credit agreement	—	—	350,000	—	350,000
Principal payments in connection with refinancing of senior credit agreement	—	(41,865)	(300,426)	—	(342,291)
Loan acquisition costs	—	—	(6,228)	—	(6,228)
Intercompany transactions, net	23,197	(27,176)	(1,515)	5,494	—

Net cash provided by (used in) financing activities	23,197	(69,158)	23,708	5,494	(16,759)
Effect of exchange rate changes on cash and cash equivalents	—	1,383	—	—	1,383

Net decrease in cash and cash equivalents	—	(37,397)	(10,304)	—	(47,701)
Cash and cash equivalents at beginning of year	—	65,495	27,079	—	92,574

Cash and cash equivalents at end of year	$—	$28,098	$16,775	$—	$44,873

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        An evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) was performed under the supervision, and with the participation of, the Company's management, including the Chief Executive Officer and Chief Financial Officer. The Company's disclosure controls are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 28, 2013 to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

        Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 28, 2013, based on criteria in Internal Control—Integrated Framework issued by the COSO.

        The effectiveness of the Company's internal control over financial reporting as of December 28, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young LLP has issued an attestation report to the Company's internal control over financial reporting, which appears in Item 8 of Part II of this Annual Report on Form 10-K under the heading "Report of Independent Registered Public Accounting Firm."

Changes in Internal Control over Financial Reporting

        During the Company's fourth fiscal quarter of fiscal year 2013, there has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item is incorporated by reference from the information contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2014 Annual Meeting of Stockholders to be held on May 13, 2014.

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

Item 11.    Executive Compensation

        The information required by this Item is incorporated by reference from the information contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2014 Annual Meeting of Stockholders to be held on May 13, 2014.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item is incorporated by reference from the information contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2014 Annual Meeting of Stockholders to be held on May 13, 2014.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item is incorporated by reference from the information contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2014 Annual Meeting of Stockholders to be held on May 13, 2014.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item is incorporated by reference from the information contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2014 Annual Meeting of Stockholders to be held on May 13, 2014.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        (a)   Documents filed as part of this report:

          1.    Financial Statements.    The following items, including Consolidated Financial Statements of the Company, are set forth in Item 8 of this Annual Report on Form 10-K:

    •
    Reports of Independent Registered Public Accounting Firm

    •
    Consolidated Balance Sheets as of December 28, 2013 and December 29, 2012

    •
    Consolidated Statements of Income for the years ended December 28, 2013, December 29, 2012 and December 31, 2011

    •
    Consolidated Statements of Comprehensive Income for the years ended December 28, 2013, December 29, 2012 and December 31, 2011

    •
    Consolidated Statements of Shareholders' Equity for the years ended December 28, 2013, December 29, 2012 and December 31, 2011

    •
    Consolidated Statements of Cash Flows for the years ended December 28, 2013, December 29, 2012 and December 31, 2011

    •
    Notes to Consolidated Financial Statements

          2.    Financial Statement Schedules.    The following schedule is set forth on page S-1 of this Annual Report on Form 10-K.

    •
    Valuation and Qualifying Accounts for the years ended December 28, 2013, December 29, 2012 and December 31, 2011

          Information required by other schedules has either been incorporated in the consolidated financial statements and accompanying notes or is not applicable to us.

          3.    Exhibits.

Exhibit Number	Exhibit Description
3.1	Form of Amended and Restated Certificate of Incorporation of Polypore International, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company's Registration Statement on Form S-1 filed on June 15, 2007 (Commission File No. 333-141273))
3.2	Form of Second Amended and Restated Bylaws of Polypore International, Inc.. adopted on October 30, 2012 (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q filed on November 1, 2012)
3.3
Certificate of Amendment to the Certificate of Incorporation of Polypore International, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 29, 2007)
4.1
First Supplemental Indenture, dated as of November 30, 2010, among Polypore International, Inc., the guarantors named therein and the Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on December 2, 2010)
4.2
Indenture, dated as of November 26, 2010 among Polypore International, Inc., the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 2, 2010) (the "7.5% Indenture")
4.3	Form of 7.5% Senior Notes due 2017 (incorporated by reference to Exhibit B of the 7.5% Indenture)
4.4
Registration Rights Agreement, dated as of November 26, 2010, among Polypore International, Inc., the guarantors named therein and J.P. Morgan Securities LLC for itself and on behalf of several purchasers listed therein (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on December 2, 2010)
10.1
Tax Sharing Agreement, dated as of May 13, 2004, by and among Polypore International, Inc., PP Holding Corporation and Polypore, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on May 9, 2013)

Exhibit Number		Exhibit Description
10.2	*	Form of Director and Officer Indemnification Agreement entered into between Polypore, Inc. and certain employees of Polypore, Inc. (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-4 filed on April 18, 2005 (Commission File No. 333-124142))
10.3	*
Amended and Restated Employment Agreement, dated as of April 28, 2008, by and between Polypore International, Inc. and Robert B. Toth (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 1, 2008)
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
Polypore International, Inc. 2007 Stock Incentive Plan (Amended and Restated effective as of May 12, 2011) (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed on May 13, 2011 (Commission File No. 333-174172))
10.11	*
Amendment to the Polypore International, Inc. 2007 Stock Incentive Plan, effective as of November 30, 2011 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K filed February 26, 2013)
10.12	*
Form of Restricted Stock Grant Notice and Agreement under the Polypore International, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 filed on May 13, 2011 (Commission File No. 333-174172))
10.13	*
Form of Option Grant Notice and Agreement under the Polypore International, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed February 26, 2013)
10.14
Underwriting Agreement, dated as of December 7, 2010, among certain stockholders of Polypore International, Inc. and Barclays Capital Inc. (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on December 13, 2010)
10.15
Underwriting Agreement, dated as of March 17, 2011, among certain stockholders of Polypore International, Inc. and Barclays Capital Inc. (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on March 23, 2011)

Exhibit Number		Exhibit Description
10.16	*	Employment Agreement, dated as of April 1, 2011, by and among Daramic LLC and certain of its affiliates, Polypore International, Inc. and Pierre Hauswald (incorporated by reference to Exhibit 10.1 to the Company's Periodic Report on Form 10-Q filed on May 6, 2011)
10.17	*
Employment Contract, dated as of April 1, 2011, by and between Daramic SAS and Pierre Hauswald (incorporated by reference to Exhibit 10.2 to the Company's Periodic Report on Form 10-Q filed on May 6, 2011)
10.18	*
Agreement Organizing the Extension of the Expatriation of Mr. Pierre Hauswald in P.R. China with a Local Employment Contract, dated April 1, 2011, between Daramic SAS and Pierre Hauswald (incorporated by reference to Exhibit 10.3 to the Company's Periodic Form on 10-Q filed on May 6, 2011)
10.19
Amended and Restated Credit Agreement, dated as of June 29, 2012, among Polypore International, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A. and Wells Fargo Bank, National Association, as Syndication Agents; BBVA Compass Bank, PNC Bank, National Association, HSBC Bank USA, National Association, and Fifth Third Bank, as Co-Documentation Agents; and J.P. Morgan Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 2, 2012)
10.20	*
Polypore International, Inc. Deferred Savings Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed on December 28, 2012 (Commission File No. 333-185741))
10.21	*
Form of Change in Control Agreement entered into between Polypore International, Inc. and certain senior executives (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on May 9, 2013)
10.22
Stock Purchase Agreement, dated as of September 27, 2013, by and among Daramic Acquisition Corp., Polypore BV, Polypore International, Inc. (solely for purposes of Section 11.18 thereunder), Seven Mile Capital Partners Top, Inc. and SASR Zweiundfünfzigste Beteiligungsverwaltung GmbH (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on October 1, 2013)
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

Date: February 25, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROBERT B. TOTH Robert B. Toth	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2014
/s/ LYNN AMOS Lynn Amos	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2014
/s/ MICHAEL GRAFF Michael Graff	Lead Independent Director of the Board	February 25, 2014
/s/ CHARLES L. COONEY Charles L. Cooney	Director	February 25, 2014
/s/ WILLIAM DRIES William Dries	Director	February 25, 2014
/s/ FREDERICK C. FLYNN, JR. Frederick C. Flynn, Jr.	Director	February 25, 2014
/s/ MICHAEL CHESSER Michael Chesser	Director	February 25, 2014
/s/ CHRISTOPHER J. KEARNEY Christopher J. Kearney	Director	February 25, 2014
/s/ DAVID A. ROBERTS David A. Roberts	Director	February 25, 2014

Schedule II

Polypore International, Inc.
Financial statement schedule—Valuation and qualifying accounts

        For the years ended December 28, 2013, December 29, 2012 and December 31, 2011:

		Additions
(in thousands)	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of year
Year ended December 28, 2013:
Allowance for doubtful accounts	$2,995	$732	$47	(1)	$(512)	(2)	$3,262
Valuation allowance for deferred tax asset	3,797	(1,572)	—		—		2,225

	$6,792	$(840)	$47		$(512)		$5,487

Year ended December 29, 2012:
Allowance for doubtful accounts	$2,648	$565	$79	(1)	$(297)	(2)	$2,995
Valuation allowance for deferred tax asset	9,580	(158)	(5,625)	(3)	—		3,797

	$12,228	$407	$(5,546)		$(297)		$6,792

Year ended December 31, 2011:
Allowance for doubtful accounts	$2,482	$290	$(57)	(1)	$(67)	(2)	$2,648
Valuation allowance for deferred tax asset	8,613	967	—		—		9,580

	$11,095	$1,257	$(57)		$(67)		$12,228

(1)
Foreign currency translation adjustment.

(2)
Charge-offs net of recoveries.

(3)
Reduction in valuation allowance as the benefit of certain net operating loss carryforwards that were previously fully offset by a valuation allowance will not be realized.

S-1