Form 10-Q
period 2014-03-29
Polypore International, Inc.
filed 2014-05-08
CIK 1292556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2014

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

There were 45,078,288 shares of the registrant’s common stock outstanding as of April 30, 2014.

Polypore International, Inc.

Index to Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 29, 2014

In this Quarterly Report on Form 10-Q, the words “Polypore International,” “Company,” “we,” “us” and “our” refer to Polypore International, Inc. together with its subsidiaries, unless the context indicates otherwise.

Forward-looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements, including, in particular, the statements about Polypore International’s plans, objectives, strategies and prospects regarding, among other things, the financial condition, results of operations and business of Polypore International. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” and other words and terms of similar meaning. These forward-looking statements may be contained under the captions entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or “Controls and Procedures,” the Company’s financial statements or the notes thereto or elsewhere in this Quarterly Report on Form 10-Q.

These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Many factors mentioned in our discussion in this Quarterly Report on Form 10-Q, including the risks outlined under the caption entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, will be important in determining future results. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including with respect to Polypore International, the following, among other things:

•                  the highly competitive nature of the markets in which we sell our products;

•                  the failure to continue to develop innovative products;

•                  the loss of our customers;

•                  the vertical integration by our customers of the production of our products into their own manufacturing processes;

•                  increases in prices for raw materials or the loss of key supplier contracts;

•                  our substantial indebtedness;

•                  interest rate risk related to our variable rate indebtedness;

•                  our inability to generate cash;

•                  restrictions contained in our senior secured credit agreement;

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Polypore International, Inc.

Condensed consolidated balance sheets

	March 29, 2014
(in thousands, except share data)	(unaudited)	December 28, 2013*
Assets
Current assets:
Cash and cash equivalents	$177,441	$163,423
Accounts receivable, net	113,308	113,506
Inventories	113,586	113,860
Prepaid and other	16,362	18,118
Total current assets	420,697	408,907
Property, plant and equipment, net	587,627	595,375
Goodwill	444,512	444,512
Intangibles and loan acquisition costs, net	90,376	93,792
Other	7,617	7,627
Total assets	$1,550,829	$1,550,213

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$24,157	$31,764
Accrued liabilities	48,420	49,266
Income taxes payable	5,082	4,055
Current portion of debt	192,500	16,875
Total current liabilities	270,159	101,960
Debt, less current portion	446,250	629,375
Pension obligations, less current portion	103,943	102,821
Deferred income taxes	69,151	70,332
Other	26,440	26,149
Commitments and contingencies

Shareholders’ equity:
Preferred stock — 15,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value — 200,000,000 shares authorized, 47,096,179 issued and 45,078,316 outstanding at March 29, 2014 and 46,926,205 issued and 44,916,570 outstanding at December 28, 2013	471	469
Paid-in capital	575,356	569,362
Retained earnings	145,776	137,379
Accumulated other comprehensive loss	(11,943)	(12,865)
Treasury stock, at cost — 2,017,863 shares at March 29, 2014 and 2,009,635 shares at December 28, 2013	(80,950)	(80,668)
Total Polypore shareholders’ equity	628,710	613,677
Noncontrolling interest	6,176	5,899
Total shareholders’ equity	634,886	619,576
Total liabilities and shareholders’ equity	$1,550,829	$1,550,213

* Derived from audited consolidated financial statements

See notes to condensed consolidated financial statements

Polypore International, Inc.

Condensed consolidated statements of income

(unaudited)

	Three Months Ended
(in thousands, except per share data)	March 29, 2014	March 30, 2013
Net sales	$161,002	$145,941
Cost of goods sold	102,486	96,746
Gross profit	58,516	49,195
Selling, general and administrative expenses	36,156	30,736
Operating income	22,360	18,459
Other (income) expense:
Interest expense, net	9,620	9,791
Foreign currency and other	598	648
	10,218	10,439
Income from continuing operations before income taxes	12,142	8,020
Income taxes	3,400	2,193
Income from continuing operations	8,742	5,827
Income from discontinued operations, net of income taxes	—	3,364
Net income	8,742	9,191
Less: Net income attributable to noncontrolling interest	345	170
Net income attributable to Polypore International, Inc.	$8,397	$9,021

Net income attributable to Polypore International, Inc.:
Income from continuing operations	$8,397	$5,657
Income from discontinued operations	—	3,364
Net income attributable to Polypore International, Inc.	$8,397	$9,021

Net income attributable to Polypore International, Inc. per share — basic:
Continuing operations	$0.19	$0.12
Discontinued operations	—	0.07
Net income attributable to Polypore International, Inc. per share	$0.19	$0.19

Net income attributable to Polypore International, Inc. per share — diluted:
Continuing operations	$0.18	$0.12
Discontinued operations	—	0.07
Net income attributable to Polypore International, Inc. per share	$0.18	$0.19

Weighted average shares outstanding — basic	44,884,728	46,613,321
Weighted average shares outstanding — diluted	45,423,573	47,295,430

See notes to condensed consolidated financial statements

Polypore International, Inc.

Condensed consolidated statements of comprehensive income

(unaudited)

	Three Months Ended
(in thousands)	March 29, 2014	March 30, 2013
Net income	$8,742	$9,191
Other comprehensive income (loss):
Foreign currency translation adjustment	660	(3,946)
Change in net actuarial loss and prior service credit	22	903
Income taxes related to other comprehensive income (loss)	172	622
Other comprehensive income (loss)	854	(2,421)
Comprehensive income	9,596	6,770
Less: Comprehensive income attributable to noncontrolling interest	277	212
Comprehensive income attributable to Polypore International, Inc.	$9,319	$6,558

See notes to condensed consolidated financial statements

Polypore International, Inc.

Condensed consolidated statements of cash flows

(unaudited)

	Three Months Ended
(in thousands)	March 29, 2014	March 30, 2013
Operating activities:
Net income	$8,742	$9,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	10,941	11,361
Amortization expense	2,786	2,964
Amortization of loan acquisition costs	618	618
Stock-based compensation	5,377	4,467
Foreign currency loss	896	555
Deferred income taxes	(1,728)	(2,841)
Changes in operating assets and liabilities:
Accounts receivable	364	12,382
Inventories	399	(5,865)
Prepaid and other current assets	1,868	333
Accounts payable and accrued liabilities	(7,741)	2,188
Income taxes payable	1,187	203
Other, net	574	799
Net cash provided by operating activities	24,283	36,355
Investing activities:
Purchases of property, plant and equipment, net	(3,748)	(6,228)
Net cash used in investing activities	(3,748)	(6,228)
Financing activities:
Principal payments on debt	(7,500)	(7,500)
Payments on revolving credit facility	—	(25,000)
Repurchases of common stock	(282)	(476)
Proceeds from stock option exercises	619	202
Contributions from noncontrolling interest	—	700
Net cash used in financing activities	(7,163)	(32,074)
Effect of exchange rate changes on cash and cash equivalents	646	273
Net increase (decrease) in cash and cash equivalents	14,018	(1,674)
Cash and cash equivalents at beginning of period	163,423	44,873
Cash and cash equivalents at end of period	$177,441	$43,199

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries after elimination of intercompany accounts and transactions.  The unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, the unaudited condensed consolidated financial statements and notes do not contain certain information included in the Company’s annual financial statements. In the opinion of management, all normal and recurring adjustments that are necessary for a fair presentation have been made. Certain amounts previously presented in the condensed consolidated financial statements for prior periods have been reclassified to conform to current classifications. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013. Operating results for the three months ended March 29, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2015.

On December 19, 2013, the Company completed the sale of its Microporous business. The operating results of this business have been presented as discontinued operations for the three months ended March 30, 2013. All disclosures and amounts in the notes to the condensed consolidated financial statements relate to the Company’s continuing operations, unless otherwise indicated.

2.             Recent Accounting Pronouncements

In July 2013, the FASB issued guidance on the presentation of certain unrecognized tax benefits in the financial statements. This guidance requires that an unrecognized tax benefit be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward rather than as a liability if certain criteria are met. The guidance is effective for annual and interim periods beginning after December 15, 2013. The adoption of this guidance in the Company’s March 29, 2014 condensed consolidated financial statements did not have an impact on the Company’s financial statement presentation, financial condition or results of operations.

3.           Inventories

Inventories are carried at the lower of cost or market using the first-in, first-out method of accounting and consist of:

(in thousands)	March 29, 2014	December 28, 2013
Raw materials	$37,341	$39,357
Work-in-process	21,131	22,079
Finished goods	55,114	52,424
	$113,586	$113,860

 Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

4.             Debt

Debt, in order of priority, consists of:

(in thousands)	March 29, 2014	December 28, 2013
Senior credit agreement:
Revolving credit facility	$—	$—
Term loan facility	273,750	281,250
	273,750	281,250
7.5% senior notes	365,000	365,000
	638,750	646,250
Less current portion	192,500	16,875
Long-term debt	$446,250	$629,375

On April 8, 2014 (the “closing date”), the Company entered into a new senior secured credit agreement, used cash on hand and initial borrowings under the new credit agreement to pay all outstanding principal and interest under the previous senior secured credit agreement, and issued a redemption notice for its outstanding 7.5% senior notes.

The new credit agreement provides for a $150,000,000 revolving credit facility and a $500,000,000 term loan facility and matures in April 2019. The new credit agreement is guaranteed by the Company’s domestic subsidiaries and is secured by substantially all assets of the Company and its domestic subsidiaries and a first priority pledge of 65% of the voting capital stock of its foreign subsidiaries. The Company’s ability to pay dividends on its common stock is limited under the terms of the credit agreement. The Company is also subject to certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio. Interest rates are, at the Company’s option, equal to either an alternate base rate or the Eurocurrency base rate, plus a specified margin.

On April 8, 2014, the Company used cash on hand of $140,750,000, proceeds from the initial draw under the new term loan facility of $100,000,000 and borrowings under the new revolving credit facility of $33,000,000 to pay all outstanding principal and interest under the previous senior secured credit agreement. On May 8, 2014, the Company borrowed the remaining $400,000,000 available under the new term loan facility and used the proceeds to purchase and retire all of the previously outstanding 7.5% senior notes and pay redemption premiums and accrued and unpaid interest at the redemption date. The total purchase price for the notes was $385,531,000, consisting of principal of $365,000,000 and redemption premiums of $20,531,000. The redemption premiums will be recognized as expense in the second quarter of 2014.

At March 29, 2014, the current portion of debt reflects the impact of the debt reduction and refinancing transactions that occurred on April 8, 2014, and consists of $140,750,000 of cash and $33,000,000 of borrowings under the new revolving credit facility used to pay outstanding principal under the previous term loan facility, and $18,750,000 of principal payments due in the next twelve months under the new credit agreement. The Company intends to repay borrowings under the new revolving credit facility within the next twelve months.

Minimum scheduled principal repayments of the new term loan are as follows:

(in thousands)
2014	$12,500
2015	25,000
2016	31,250
2017	43,750
2018	62,500
2019	325,000
$500,000

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

5.             Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates their fair value due to the short-term maturities of these assets and liabilities. The carrying amount of borrowings under the senior secured credit agreement approximates fair value because the interest rates adjust to market interest rates. The fair value of the Company’s 7.5% senior notes, based on a quoted market price and classified as level one in the fair value hierarchy, was $385,988,000 at March 29, 2014.

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

7.             Pension Plans

The Company and its subsidiaries sponsor multiple defined benefit pension plans based in subsidiaries located outside of the United States. The following table provides the components of net periodic benefit cost:

	Three Months Ended
(in thousands)	March 29, 2014	March 30, 2013
Service cost	$524	$563
Interest cost	1,080	1,127
Expected return on plan assets	(109)	(191)
Amortization of prior service credit	(32)	(13)
Recognized net actuarial loss	269	432
Net periodic benefit cost	$1,732	$1,918

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

In connection with the acquisition of Membrana GmbH (“Membrana”) in 2002, the Company recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for the Company to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. The environmental reserve for the Membrana facility, which is denominated in euros, was $2,633,000 and $2,882,000 at March 29, 2014 and December 28, 2013, respectively. The Company anticipates the expenditures associated with the reserve will be made in the next twelve months. The reserve is included in “Accrued liabilities” in the accompanying condensed consolidated balance sheets.

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

9.             Related Party Transactions

The Company’s German subsidiary has a 33% equity investment in a patent and trademark service provider and a 25% equity investment in a research company. The investments are accounted for under the equity method of accounting and were $876,000 and $676,000 at March 29, 2014 and December 28, 2013, respectively. Charges from the affiliates for work performed were $357,000 and $266,000 for the three months ended March 29, 2014 and March 30, 2013, respectively. Amounts due to the affiliates were $155,000 and $254,000 at March 29, 2014 and December 28, 2013, respectively.

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

Daramic Xiangyang has notes payable to Camel and the Company for the purchase of certain assets. The notes payable and related interest will be paid by Daramic Xiangyang using available free cash flow, as defined in the joint venture agreement. The note payable to Camel had a principal balance of $10,348,000 and $5,910,000 at March 29, 2014 and December 28, 2013, respectively, and is included in “Other” non-current liabilities in the accompanying condensed consolidated balance sheets. The note payable to the Company eliminates in consolidation.

11.          Commitments and Contingencies

The Company’s employees at the Selestat, France facility are represented under a labor union collective bargaining agreement. The collective bargaining agreement at the Selestat facility, covering approximately 5% of the Company’s workers, expires in June 2014.

12.          Stock-Based Compensation Plans

The Company offers stock-based compensation plans to attract, retain, motivate and reward key officers, non-employee directors and employees. Stock-based compensation expense was $5,377,000 and $4,467,000 for the three months ended March 29, 2014 and March 30, 2013, respectively. The income tax benefit related to stock-based compensation expense was $1,920,000 and $1,587,000 for the three months ended March 29, 2014 and March 30, 2013, respectively. Stock-based compensation expense includes costs associated with stock options and restricted stock and is classified as “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of income.

The 2007 Stock Incentive Plan (“2007 Plan”) allows for the grant of stock options, restricted stock and other instruments for up to a total of 4,751,963 shares of common stock. On February 27, 2014, the Company granted 369,745 stock options and 104,474 shares of restricted stock under the 2007 Plan with an aggregate grant-date fair value of $9,973,000, to be recognized over the vesting period for each award.  The stock options granted are time-vested options that vest annually in equal one-third installments and have 10-year terms and an exercise price of $34.98, the fair market value of the Company’s stock on the grant date.

The fair value of the options granted was estimated on the date of grant based on the Black-Scholes option pricing model with the following assumptions:

February 27, 2014 Grant Assumptions
Expected term (years)	5.4
Risk-free interest rate	1.60%
Expected volatility	53.7%
Dividend yield	—

The potential expected term of the stock options ranges from the vesting period of the options (three years) to the contractual term of the options (ten years). The Company determines the expected term of the options based on historical experience, vesting periods, structure of the option plans and contractual term of the options. The Company’s risk-free interest rate is based

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

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

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Financial information relating to the reportable segments is presented below:

	Three Months Ended
(in thousands)	March 29, 2014	March 30, 2013
Net sales to external customers (by major product group):
Electronics and EDVs	$30,072	$24,375
Transportation and industrial	79,101	76,113
Energy storage	109,173	100,488
Healthcare	32,157	29,498
Filtration and specialty	19,672	15,955
Separations media	51,829	45,453
Net sales	$161,002	$145,941

Operating income:
Electronics and EDVs	$3,061	$(2,019)
Transportation and industrial	16,966	16,241
Energy storage	20,027	14,222
Separations media	17,757	15,509
Corporate and other	(8,434)	(5,833)
Segment operating income	29,350	23,898
Stock-based compensation	5,377	4,467
Non-recurring and other costs	1,613	972
Total operating income	22,360	18,459
Reconciling items:
Interest expense, net	9,620	9,791
Foreign currency and other	598	648
Income from continuing operations before income taxes	$12,142	$8,020

Depreciation and amortization:
Electronics and EDVs	$4,324	$4,401
Transportation and industrial	2,850	2,769
Energy storage	7,174	7,170
Separations media	3,716	3,436
Corporate and other	2,837	2,822
Discontinued operations	—	897
	$13,727	$14,325

 Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

14.                               Discontinued Operations

On December 19, 2013, as required by the divestiture provisions of the Federal Trade Commission’s order, the Company completed the sale of its Microporous business, which consisted of the production facilities in Piney Flats, Tennessee, and Feistritz, Austria, for $120,000,000.  The Company recognized a gain of $35,855,000 on the sale, net of direct transaction costs and income taxes. The sales price and resulting gain are subject to adjustment in subsequent periods upon finalization of working capital.

Microporous was previously included in the transportation and industrial segment. The results of operations of Microporous are classified as discontinued operations and are presented separately in the accompanying condensed consolidated statement of income for the three months ended March 30, 2013.  Summarized results of operations reported as discontinued operations are as follows:

Three Months Ended
(in thousands)	March 30, 2013
Net sales	$17,572

Income from discontinued operations before income taxes	5,119

Income from discontinued operations, net of income taxes	3,364

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

The following sets forth condensed consolidating financial statements of the Guarantors and non-Guarantor subsidiaries.

Condensed consolidating balance sheet
March 29, 2014

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$50,255	$127,186	$—	$177,441
Accounts receivable, net	32,391	80,917	—	—	113,308
Inventories	35,743	77,843	—	—	113,586
Prepaid and other	4,635	8,714	3,013	—	16,362
Total current assets	72,769	217,729	130,199	—	420,697
Due from affiliates	558,909	945,602	470,704	(1,975,215)	—
Investment in subsidiaries	126,992	580,635	717,781	(1,425,408)	—
Property, plant and equipment, net	300,546	287,081	—	—	587,627
Goodwill	—	—	444,512	—	444,512
Intangibles and loan acquisition costs, net	—	—	90,376	—	90,376
Other	727	6,562	328	—	7,617
Total assets	$1,059,943	$2,037,609	$1,853,900	$(3,400,623)	$1,550,829

Liabilities and shareholders’ equity
Accounts payable and accrued liabilities	$19,492	$40,411	$12,674	$—	$72,577
Income taxes payable	—	5,670	(588)	—	5,082
Current portion of debt	—	—	192,500	—	192,500
Total current liabilities	19,492	46,081	204,586	—	270,159
Due to affiliates	512,508	895,002	567,705	(1,975,215)	—
Debt, less current portion	—	—	446,250	—	446,250
Pension obligations, less current portion	—	103,943	—	—	103,943
Deferred income taxes and other	48,843	46,275	473	—	95,591
Shareholders’ equity	479,100	946,308	634,886	(1,425,408)	634,886
Total liabilities and shareholders’ equity	$1,059,943	$2,037,609	$1,853,900	$(3,400,623)	$1,550,829

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Condensed consolidating balance sheet
December 28, 2013

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$87,082	$76,341	$—	$163,423
Accounts receivable, net	32,860	80,646	—	—	113,506
Inventories	38,974	74,886	—	—	113,860
Prepaid and other	7,541	8,503	2,074	—	18,118
Total current assets	79,375	251,117	78,415	—	408,907
Due from affiliates	551,141	903,815	467,441	(1,922,397)	—
Investment in subsidiaries	129,588	577,878	755,626	(1,463,092)	—
Property, plant and equipment, net	303,888	291,487	—	—	595,375
Goodwill	—	—	444,512	—	444,512
Intangibles and loan acquisition costs, net	—	—	93,792	—	93,792
Other	727	6,755	145	—	7,627
Total assets	$1,064,719	$2,031,052	$1,839,931	$(3,385,489)	$1,550,213

Liabilities and shareholders’ equity
Accounts payable and accrued liabilities	$26,865	$40,916	$13,249	$—	$81,030
Income taxes payable	—	3,873	182	—	4,055
Current portion of debt	—	—	16,875	—	16,875
Total current liabilities	26,865	44,789	30,306	—	101,960
Due to affiliates	510,356	851,659	560,382	(1,922,397)	—
Debt, less current portion	—	—	629,375	—	629,375
Pension obligations, less current portion	—	102,821	—	—	102,821
Deferred income taxes and other	51,401	44,788	292	—	96,481
Shareholders’ equity	476,097	986,995	619,576	(1,463,092)	619,576
Total liabilities and shareholders’ equity	$1,064,719	$2,031,052	$1,839,931	$(3,385,489)	$1,550,213

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Condensed consolidating statement of income
For the three months ended March 29, 2014

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net sales	$49,230	$111,772	$—	$—	$161,002
Cost of goods sold	23,402	79,084	—	—	102,486
Gross profit	25,828	32,688	—	—	58,516
Selling, general and administrative expenses	19,163	11,875	5,118	—	36,156
Operating income (loss)	6,665	20,813	(5,118)	—	22,360
Interest expense and other	(1,826)	2,340	9,704	—	10,218
Equity in earnings of subsidiaries	—	—	(17,879)	17,879	—
Income from continuing operations before income taxes	8,491	18,473	3,057	(17,879)	12,142
Income taxes	4,582	4,503	(5,685)	—	3,400
Net income	3,909	13,970	8,742	(17,879)	8,742
Less: Net income attributable to noncontrolling interest	—	—	345	—	345
Net income attributable to Polypore International, Inc.	$3,909	$13,970	$8,397	$(17,879)	$8,397

Condensed consolidating statement of income
For the three months ended March 30, 2013

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net sales	$35,138	$110,803	$—	$—	$145,941
Cost of goods sold	16,647	80,099	—	—	96,746
Gross profit	18,491	30,704	—	—	49,195
Selling, general and administrative expenses	15,007	11,412	4,317	—	30,736
Operating income (loss)	3,484	19,292	(4,317)	—	18,459
Interest expense and other	(1,400)	2,141	9,698	—	10,439
Equity in earnings of subsidiaries	—	—	(16,087)	16,087	—
Income from continuing operations before income taxes	4,884	17,151	2,072	(16,087)	8,020
Income taxes	3,910	5,587	(7,304)	—	2,193
Income from continuing operations	974	11,564	9,376	(16,087)	5,827
Income from discontinued operations, net of income taxes	1,489	2,060	(185)	—	3,364
Net income	2,463	13,624	9,191	(16,087)	9,191
Less: Net income attributable to noncontrolling interest	—	—	170	—	170
Net income attributable to Polypore International, Inc.	$2,463	$13,624	$9,021	$(16,087)	$9,021

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Condensed consolidating statement of comprehensive income
For the three months ended March 29, 2014

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net income	$3,909	$13,970	$8,742	$(17,879)	$8,742
Foreign currency translation adjustment, net of income tax benefit of $172	—	884	(278)	226	832
Change in net actuarial loss and prior service credit	—	22	—	—	22
Equity in earnings of subsidiaries	—	—	1,132	(1,132)	—
Comprehensive income	3,909	14,876	9,596	(18,785)	9,596
Less: Comprehensive income attributable to noncontrolling interest	—	—	277	—	277
Comprehensive income attributable to Polypore International, Inc.	$3,909	$14,876	$9,319	$(18,785)	$9,319

Condensed consolidating statement of comprehensive income
For the three months ended March 30, 2013

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net income	$2,463	$13,624	$9,191	$(16,087)	$9,191
Foreign currency translation adjustment, net of income tax benefit of $486	—	(4,277)	742	75	(3,460)
Change in net actuarial loss and prior service credit, net of income tax benefit of $136	—	1,039	—	—	1,039
Equity in earnings of subsidiaries	—	—	(3,163)	3,163	—
Comprehensive income	2,463	10,386	6,770	(12,849)	6,770
Less: Comprehensive income attributable to noncontrolling interest	—	—	212	—	212
Comprehensive income attributable to Polypore International, Inc.	$2,463	$10,386	$6,558	$(12,849)	$6,558

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Condensed consolidating statement of cash flows
For the three months ended March 29, 2014

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$11,625	$18,599	$(6,456)	$515	$24,283
Investing activities:
Purchases of property, plant and equipment, net	(707)	(3,041)	—	—	(3,748)
Net cash used in investing activities	(707)	(3,041)	—	—	(3,748)
Financing activities:
Principal payments on debt	—	—	(7,500)	—	(7,500)
Repurchases of common stock	—	—	(282)	—	(282)
Proceeds from stock option exercises	—	—	619	—	619
Intercompany transactions, net	(10,918)	(53,031)	64,464	(515)	—
Net cash provided by (used in) financing activities	(10,918)	(53,031)	57,301	(515)	(7,163)
Effect of exchange rate changes on cash and cash equivalents	—	646	—	—	646
Net increase (decrease) in cash and cash equivalents	—	(36,827)	50,845	—	14,018
Cash and cash equivalents at beginning of period	—	87,082	76,341	—	163,423
Cash and cash equivalents at end of period	$—	$50,255	$127,186	$—	$177,441

Condensed consolidating statement of cash flows
For the three months ended March 30, 2013

(in thousands)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$14,072	$23,661	$(3,561)	$2,183	$36,355
Investing activities:
Purchases of property, plant and equipment, net	(2,261)	(3,967)	—	—	(6,228)
Net cash used in investing activities	(2,261)	(3,967)	—	—	(6,228)
Financing activities:
Principal payments on debt	—	—	(7,500)	—	(7,500)
Payments on revolving credit facility	—	—	(25,000)	—	(25,000)
Repurchases of common stock	—	—	(476)	—	(476)
Proceeds from stock option exercises	—	—	202	—	202
Contributions from noncontrolling interest	—	—	700	—	700
Intercompany transactions, net	(11,811)	(18,729)	32,723	(2,183)	—
Net cash provided by (used in) financing activities	(11,811)	(18,729)	649	(2,183)	(32,074)
Effect of exchange rate changes on cash and cash equivalents	—	273	—	—	273
Net increase (decrease) in cash and cash equivalents	—	1,238	(2,912)	—	(1,674)
Cash and cash equivalents at beginning of period	—	28,098	16,775	—	44,873
Cash and cash equivalents at end of period	$—	$29,336	$13,863	$—	$43,199

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

The following discussion includes financial information prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), as well as segment operating income, which is considered a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a financial performance that excludes amounts that are included in the most directly comparable measure calculated and presented in accordance with GAAP. The presentation of segment operating income is intended to supplement investors’ understanding of our operating performance and is not intended to replace net income as determined in accordance with GAAP. Segment operating income is defined as operating income before stock-based compensation and certain non-recurring and other costs and is used by management to evaluate business segment performance and allocate resources. See Note 13, “Segment Information,” in the accompanying condensed consolidated financial statements for a reconciliation of segment operating income to income from continuing operations before income taxes.

All disclosures and amounts in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section relate to our continuing operations, unless otherwise indicated.

Overview

We are a leading global high-technology filtration company that develops, manufactures and markets specialized microporous membranes used in separation and filtration processes. In fiscal 2013, we generated total net sales of $636.3 million. We operate in two primary businesses: energy storage, which includes the transportation and industrial segment and the electronics and EDVs segment, and separations media. The transportation and industrial and separations media segments represent approximately 75% of our total net sales and operate in stable, growing markets, have high recurring revenue bases and generate strong cash flows. In the electronics and EDVs segment, we have a presence in the more established consumer electronics market, but our most significant growth opportunity is the potentially larger and developing electric drive vehicle (“EDV”) and energy storage systems (“ESS”) markets where lithium is the disruptive technology. As described in more detail below, the long-term growth drivers for lithium batteries are positive, but we have experienced and may continue to experience variability in the short term as these markets emerge.

On April 8, 2014, we entered into a new senior secured credit agreement, used cash on hand and initial borrowings under the new credit agreement to pay all outstanding principal and interest under the previous senior secured credit agreement, and issued a redemption notice for our outstanding 7.5% senior notes. On May 8, 2014, we used additional borrowings under our new senior secured credit agreement to redeem the 7.5% senior notes and pay redemption premiums and accrued and unpaid interest at that date. The debt reduction and refinancing will provide substantial interest savings and provide flexibility to pursue growth and value-creation opportunities as we continue to generate cash. We will continue to evaluate alternatives for cash, including returning value to shareholders through share repurchases.

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

Electronics and EDVs.  Lithium batteries are the power source in a wide variety of applications, including consumer electronics applications such as notebook computers, tablets, mobile phones and cordless power tools; EDVs; and emerging applications such as ESS. Demand for lithium batteries in consumer electronics is driven by the need for increased mobility. In EDV applications, demand is driven by the need to increase fuel efficiency to meet mileage standards in many countries such as the U.S. and China, the need to reduce carbon dioxide (“CO2”) emissions around the world but especially in Europe due to regulations, conversion from nickel metal hydride to lithium battery technology in hybrid vehicles due to greater energy and power density, concern in developed countries and emerging markets over future access to petroleum at stable prices, smog and pollution control, and the need to address increasing transportation needs in developing economies. Since late 2009, we have expanded capacity at our existing Charlotte, North Carolina and Ochang, South Korea facilities and built a new facility in Concord, North Carolina. Production started for portions of the Concord facility in 2012 and the remaining capacity will ramp up over time as the nascent market for EDVs develops.

We have patent-protected ceramic coating technology in which interest and usage is growing in both EDV and consumer electronics applications. We believe that this technology has value for current and future customers, and we have enforced and intend to continue to enforce our intellectual property rights around this and other patent-protected technology. In December 2013, we signed a technology licensing agreement with Sumitomo Chemical Co., Ltd. (“Sumitomo”), which confirms the value of our intellectual property position regarding ceramic coatings and provides for recurring technology licensing fees.

In January 2014, we entered into a long-term supply agreement with Samsung SDI Co., Ltd. (“Samsung”) that includes guaranteed purchase and supply volume requirements, volume-based price incentives and an initial four-year term with a two-year extension provision. We believe that this agreement highlights the value of our capacity investments and proven industry-leading products and technology. We will continue to seek long-term relationships with our customers and believe that the Sumitomo and Samsung agreements confirm the value of our technology and our ability to provide certainty of supply for high-growth applications like EDVs and ESS.

In January 2014, after a lengthy period of unsuccessful discussions with LG Chem, Ltd. (“LG”) regarding various business terms of our relationship, we filed a complaint against LG alleging infringement of our patent covering ceramic coating technology. LG has not purchased separator from us since the third quarter of 2013.

We believe the long-term demand drivers for our products—consumer demand for mobility, regulations for better fuel efficiency and lower CO2 emissions, conversion from nickel metal hydride to lithium battery technology in hybrids, concerns about access to petroleum, efforts to reduce pollution, and increasing transportation needs in developing countries—remain intact. While consumer electronics applications have attractive long-term market growth trends, EDV and ESS applications represent our most significant growth opportunity and the long-term outlook continues to be positive.  Based on industry forecasts and industry studies, the use of lithium technology in EDV applications is expected to grow at a compound annual growth rate in excess of 40% through 2020 on an energy capacity basis.  Many factors influence membrane separator usage in lithium-ion batteries, but because many new applications are incorporating large-format lithium batteries that require much greater membrane separator volume per battery, we believe that membrane separator growth will exceed battery unit sales growth and, although not perfectly correlated, will more closely approximate the growth rate in energy capacity.  We believe the electrification of the worldwide fleet of vehicles is just beginning, from hybrids to plug-ins to full battery electric vehicles, including automobiles, buses, taxis and commercial fleet vehicles. We believe our dry process products continue to be the preferred product in large format lithium-ion batteries for EDVs and ESS. We are currently working with existing and new customers on next-generation batteries, which is important considering the long lead times required to become qualified for EDV applications. EDV and ESS are emerging market applications and are being adopted around the world in many forms. We are qualified on more than fifty EDV models and have field-proven products, significant production capacity already in place, technical advantages, low-cost manufacturing capabilities and intellectual property around ceramic coatings for lithium battery separators. We believe the factors that influenced our decision to expand capacity remain valid, and we continue to expect significant sales growth and expect to utilize our current production capacity as the EDV market develops and as ESS experiences more meaningful adoption. Although the long-term growth drivers are positive for these applications, short-term fluctuations in demand can be expected in the early stages of adoption while initial penetration rates are low. Given the high-separator content for these applications and the potential size of these markets, small changes in end-market demand can have a significant impact on our business.

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

Critical accounting policies

Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations, and that require the use of complex and subjective estimates based on past experience and management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. These policies are critical to the understanding of our operating results and financial condition and include policies related to the impairment of goodwill, pension benefits, repairs and maintenance and stock-based compensation. For a discussion of each of these policies, please see the discussion entitled “Critical accounting policies” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 28, 2013.

Results of operations

The following table sets forth, for the periods indicated, certain operating data in amount and as a percentage of net sales:

			Percentage of Net Sales
	Three Months Ended		Three Months Ended
($’s in millions)	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net sales	$161.0	$145.9	100.0%	100.0%

Gross profit	58.5	49.2	36.3	33.7
Selling, general and administrative expenses	36.1	30.7	22.4	21.0
Operating income	22.4	18.5	13.9	12.7
Interest expense, net	9.6	9.8	6.0	6.7
Other	0.7	0.7	0.4	0.5
Income from continuing operations before income taxes	12.1	8.0	7.5	5.5
Income taxes	3.4	2.2	2.1	1.5
Income from continuing operations	$8.7	$5.8	5.4%	4.0%

Comparison of the three months ended March 29, 2014 with the three months ended March 30, 2013

Net sales.  Net sales for the three months ended March 29, 2014 were $161.0 million, an increase of $15.1 million, or 10.3%, from the same period in the prior year, due to higher sales in all segments and the positive impact of foreign currency translation of $0.8 million. See “Financial reporting segments” below for more information.

Gross profit.  Gross profit was $58.5 million, an increase of $9.3 million from the same period in the prior year.  Gross profit as a percent of net sales was 36.3% for the three months ended March 29, 2014 compared to 33.7% for the three months ended March 30, 2013.  The increase in consolidated gross profit was due to higher sales in all segments. The increase in gross profit as a percent of net sales was primarily due to the electronics and EDVs segment, as sales increased with no significant changes in production-related fixed costs. Gross profit as a percent of net sales was consistent with the same period in the prior year in the transportation and industrial and separations media segments. See “Financial reporting segments” below for more information.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $5.4 million for the three months ended March 29, 2014 compared to the prior year primarily due to a $1.9 million increase in performance-based incentive compensation expense, a $1.1 million increase in litigation costs associated with patent enforcement and a $0.9 million increase in stock-based compensation expense.  Selling, general and administrative expenses were 22.4% of consolidated net sales for the three months ended March 29, 2014 and 21.0% for the same period in the prior year.

Segment operating income.  Segment operating income, which excludes stock-based compensation and certain non-recurring and other costs, was $29.4 million, an increase of $5.5 million from the same period in the prior year. Segment operating income as a percent of net sales was 18.3% for the three months ended March 29, 2014 compared to 16.4% for the three months ended March 30, 2013.  The increase in consolidated segment operating income was due to higher sales in all segments.  The increase in segment operating income margin was primarily due to higher sales in the electronics and EDVs segment, as sales increased with no significant changes in fixed costs. Segment operating income as a percent of net sales was consistent with the same period in the prior year in the transportation and industrial and separations media segments. See “Financial reporting segments” below for more information.

Interest expense.  Interest expense for the three months ended March 29, 2014 was $9.6 million, which is comparable to the same period in the prior year. As a result of the debt reduction and refinancing transactions that were completed on May 8, 2014, we expect annualized interest savings of approximately $20.0 million to $25.0 million, depending on market interest rates, interest rate hedging strategies and average revolver borrowings.

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

The components of our effective tax rate are as follows:

	Three Months Ended
	March 29, 2014	March 30, 2013
U.S. federal statutory rate	35.0%	35.0%
State income taxes	0.2	(1.9)
Mix of income in taxing jurisdictions	(8.1)	(6.0)
Other	0.9	0.2
Total effective tax rate	28.0%	27.3%

Discontinued operations

On December 19, 2013, we completed the sale of our Microporous business, which consisted of the production facilities in Piney Flats, Tennessee, and Feistritz, Austria, for $120.0 million. We recognized a gain of $35.8 million on the sale, net of direct transaction costs and income taxes. The sales price and resulting gain are subject to adjustment in subsequent periods upon finalization of working capital. Microporous was previously included in the transportation and industrial segment. The results of operations of Microporous are classified as discontinued operations and are excluded from continuing operations and segment results for the three months ended March 30, 2013.

Financial reporting segments

Electronics and EDVs

Comparison of the three months ended March 29, 2014 with the three months ended March 30, 2013

Net sales.  Net sales for the three months ended March 29, 2014 were $30.1 million, an increase of $5.7 million, or 23.4%, from the same period in the prior year.  Net sales increased primarily due to higher volumes in EDV applications, partially offset by lower sales volumes in consumer electronics applications. The impact of price/product mix on sales was insignificant. We are working on new projects and development opportunities for consumer electronics applications, including qualification for smartphone and tablet devices, but it may take several quarters to see the results of these efforts. As a result, we cannot currently predict when or if sales volumes into consumer electronics applications will improve. Although we expect over time to regain some or all of our supply position in consumer electronics, sales into EDV applications represent our most significant growth opportunity and the long-term outlook continues to be positive, especially considering that we are qualified on more than fifty EDV models and have field-proven products, significant production capacity already in place, technical advantages, low-cost manufacturing capabilities and intellectual property around ceramic coatings for lithium battery separators. In the first quarter of 2014, sales volumes into EDV applications increased as continued market growth more than offset the fact that we did not have any sales to LG during the quarter. We have had no sales to LG since the third quarter of 2013.

Segment operating income.  Segment operating income was $3.1 million, or 10.3% of net sales, an increase of $5.1 million from the same period in the prior year. The increase in segment operating income and segment operating income margin was due to higher sales volume.  The key driver of operating income and operating income margin is sales and the amount of fixed costs relative to sales. In the three months ended March 29, 2014, net sales were $30.1 million, or 30% of our total production capacity in terms of sales, as compared to sales in the three months ended March 30, 2013 of $24.4 million, or 24% of capacity. There were no changes in production capacity in 2014 as compared to 2013. In 2014 and 2013, excluding the final phase of expansion at our Concord facility, which will be completed, qualified and ramped up as demand develops, we had total production capacity sufficient to generate approximately $400.0 million in annual lithium battery separator sales, depending on the mix of products and grades produced. Because of the increase in sales with no significant change in fixed costs, operating income and operating income margin increased.

Transportation and Industrial

Comparison of the three months ended March 29, 2014 with the three months ended March 30, 2013

Net sales.  Net sales for the three months ended March 29, 2014 were $79.1 million, an increase of $3.0 million, or 3.9%, from the same period in the prior year, as higher sales volumes in Europe and Asia were partially offset by lower sales in South America and the negative impact of foreign currency translation of $0.6 million.

Segment operating income.  Segment operating income was $17.0 million, an increase of $0.8 million from the same period in the prior year.  Segment operating income as a percent of net sales was 21.5% for the three months ended March 29, 2014, which is comparable to the same period in the prior year.

Separations Media

Comparison of the three months ended March 29, 2014 with the three months ended March 30, 2013

Net sales.  Net sales for the three months ended March 29, 2014 were $51.8 million, an increase of $6.4 million, or 14.1%, from the same period in the prior year, including the positive impact of foreign currency translation of $1.4 million. Net sales increased in healthcare due to higher volumes and in filtration and specialty products due to higher sales into microelectronics and other degasification applications.

Segment operating income.  Segment operating income was $17.7 million, an increase of $2.2 million from the same period in the prior year.  Segment operating income as a percent of net sales was 34.2% for the three months ended March 29, 2014, which is comparable to the same period in the prior year.  Segment operating income margins can fluctuate between quarters due to production timing and mix, but are expected to be relatively consistent to the prior year on an annual basis.

Corporate and other costs

Corporate and other costs include costs associated with the corporate office and other costs that are not allocated to the reporting segments for segment reporting purposes, including amortization of identified intangible assets and performance-based incentive compensation.

Comparison of the three months ended March 29, 2014 with the three months ended March 30, 2013

Corporate and other costs for the three months ended March 29, 2014 were $8.4 million, compared to $5.8 million for the three months ended March 30, 2013. The increase was primarily due to higher performance-based incentive compensation expense.

Foreign operations

As of March 29, 2014, we manufactured our products at 15 strategically located facilities in the United States, Europe and Asia. Net sales from foreign locations were $103.5 million (64.3% of consolidated sales) and $100.0 million (68.5% of consolidated sales) for the three months ended March 29, 2014 and March 30, 2013, respectively. In the electronics and EDVs segment, we primarily produce in the U.S. for customers located in Asia. The majority of sales from foreign production facilities are attributable to the transportation and industrial and separations media segments. In the transportation and industrial segment, we have production facilities in the U.S., Europe and Asia and generally produce in the same geographic region that we sell, though we do export some production from U.S. and European facilities to meet growing demand in Asia. In the separations media segment, the majority of production is at our manufacturing facility in Germany and sales are made to customers worldwide. Operating results generated by production facilities within business segments were not significantly impacted by differences in economic, regulatory, geographic or other competitive factors.

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

Liquidity and capital resources

Cash and cash equivalents increased by $14.0 million during the three months ended March 29, 2014, as cash generated from operations was used to make scheduled principal payments under our previous senior secured credit agreement and fund capital expenditures.

Operating activities.  Net cash provided by operating activities was $24.3 million in the three months ended March 29, 2014, consisting of cash generated from operations of $27.6 million partially offset by changes in operating assets and liabilities.  Accounts receivable is consistent with prior year and days sales outstanding increased by approximately 5.0% due to timing of receipts and lower sales as compared to the fourth quarter of 2013. We have not experienced significant changes in accounts receivable aging or customer payment terms and believe that we have adequately provided for potential bad debts. Inventory levels and days sales in ending inventory are consistent with the prior year. We produce inventory to meet expected future customer demand, which is based on a number of factors, including discussions with customers, customer forecasts and industry and economic trends. Inventory is generally not subject to obsolescence and does not have a shelf life, and we do not believe there is a significant risk of inventory impairment.  Accounts payable and accrued liabilities decreased primarily due to the timing of payments.

Investing activities.  In the three months ended March 29, 2014, total capital expenditures were $3.7 million compared to $6.2 million for the same period in the prior year.  We currently estimate capital expenditures for fiscal 2014 to be approximately $50.0 million. As of March 29, 2014, we had $141.3 million of construction in progress, primarily related to the expansions in the electronics and EDVs segment, portions of which will be qualified and ramped up over time as market demand develops.

Financing activities.  During the three months ended March 29, 2014, financing activities consisted primarily of scheduled principal payments of $7.5 million under our previous term loan facility.

On April 8, 2014 (the “closing date”), subsequent to the first quarter of 2014, we entered into a new senior secured credit agreement, used cash on hand and initial borrowings under the new credit agreement to pay all outstanding principal and interest under the previous senior secured credit agreement, and issued a redemption notice for our outstanding 7.5% senior notes.

The new credit agreement provides for a $150.0 million revolving credit facility and a $500.0 million term loan facility and matures in April 2019.  On April 8, 2014, we used cash on hand of $140.8 million, proceeds from the initial draw under the new term loan facility of $100.0 million and borrowings under the new revolving credit facility of $33.0 million to pay all outstanding principal and interest under the previous senior secured credit agreement.  On May 8, 2014, we borrowed the remaining $400.0 million available under the new term loan facility and used the proceeds to purchase and retire all of the previously outstanding 7.5% senior notes and pay redemption premiums and accrued and unpaid interest at the redemption date. The total purchase price for the notes was $385.5 million, consisting of principal of $365.0 million and redemption premiums of $20.5 million. The redemption premiums will be recognized as expense in the second quarter of 2014.

Interest rates under the new senior secured credit agreement are, at our option, equal to either an alternate base rate or the Eurocurrency base rate, plus a specified margin. At the closing date, the interest rate on borrowings under the new senior secured credit agreement was 2.15%.

We intend to fund our ongoing operations with cash on hand, cash generated by operations and borrowings under our new senior secured credit agreement. As of March 29, 2014, approximately 28% of our cash and cash equivalents were held by foreign subsidiaries. There were no significant restrictions on our ability to transfer funds with and among subsidiaries. During the three months ended March 29, 2014, we repatriated foreign earnings of approximately $55.1 million related to the sale of the Microporous business. Except for the proceeds from the sale of Microporous business, our intent is to indefinitely reinvest earnings of our foreign operations and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the U.S., we would be required to accrue and pay any applicable U.S. and local taxes to repatriate these funds.

At March 29, 2014, we were in compliance with the debt covenants under our previous senior secured credit agreement. Adjusted EBITDA, as defined under our new senior secured credit agreement, would have been as follows at March 29, 2014:

(in millions)	Twelve Months Ended March 29, 2014
Net income	$36.2
Add/Subtract:
Depreciation and amortization expense	54.8
Interest expense, net	39.3
Income taxes	15.5
Stock-based compensation	21.6
Foreign currency loss	0.4
Loss on disposal of property, plant and equipment	1.2
Litigation costs associated with patent enforcement	3.2
Other non-cash or non-recurring items	(1.0)
Adjusted EBITDA	$171.2

Under our new senior secured credit agreement, we are required to maintain a maximum ratio of indebtedness to adjusted EBITDA of 4.25 to 1.00 and a minimum ratio of adjusted EBITDA to cash interest expense of 3.00 to 1.00.  The first financial covenant compliance measurement date under our new senior secured credit agreement is June 28, 2014.

Our new senior secured credit agreement contains certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances, and other matters customarily restricted in such agreements. The agreement also contains certain customary events of default, subject to grace periods, as appropriate.

Future debt service payments are expected to be paid out of cash flows from operations, borrowings on our revolving credit facility and future refinancing of our debt. Our cash interest requirements for the next twelve months are estimated to be $24.5 million, including $13.2 million of interest related to the 7.5% senior notes that were redeemed on May 8, 2014.

We believe we have sufficient liquidity to meet our cash requirements over both the short (next twelve months) and long term (in relation to our debt service requirements). In evaluating the sufficiency of our liquidity, we considered cash on hand, expected cash flow to be generated from operations and available borrowings under our senior secured credit agreement compared to our anticipated cash requirements for debt service, working capital, cash taxes, capital expenditures and funding requirements for long-term liabilities. We anticipate that our cash on hand and operating cash flow, together with borrowings under the revolving credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due for at least the next twelve months. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. See the “Risk Factors” section in our most recent Annual Report on Form 10-K.

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

In connection with the acquisition of Membrana GmbH (“Membrana”) in 2002, we recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for us to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. The environmental reserve for the Membrana facility, which is denominated in euros, was $2.6 million at March 29, 2014.  We anticipate the expenditures associated with the reserve will be made in the next twelve months.

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

Interest rate risk

After our debt reduction and refinancing completed May 8, 2014, we had variable rate debt of $533.0 million. Although we do not currently utilize interest rate derivatives, we may in the future to reduce the interest rate risk inherent in our variable rate debt. The pre-tax earnings and cash flow impact resulting from a 100 basis point increase in interest rates on our variable rate debt, holding other variables constant, would be $5.3 million per year.

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

The dollar/euro exchange rates used in our financial statements for the periods ended as set forth below were as follows:

	March 29, 2014	March 30, 2013
Period end rate	1.3744	1.2820
Period average rate for the three months ended	1.3711	1.3206

Our strategy for management of currency risk relies primarily on conducting our operations in a country’s respective currency and may, from time to time, involve foreign currency derivatives. As of March 29, 2014, we did not have any foreign currency derivatives outstanding.

Item 4.  Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) was performed under the supervision, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 29, 2014 to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended March 29, 2014, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides detail about our share repurchase activity during the three months ended March 29, 2014:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
December 29, 2013 – February 1, 2014	—	$—	—	—
February 2, 2014 – March 1, 2014	8,228	34.33	—	—
March 2, 2014 – March 29, 2014	—	—	—	—
Total	8,228	$34.33	—	—

During the three months ended March 29, 2014, the Company withheld and repurchased 8,228 shares of common stock to satisfy certain employees’ withholding tax liabilities related to restricted stock grants.

Item 6.   Exhibits

Exhibit No.	Exhibit Description

10.1	Amended and Restated Credit Agreement, dated as of April 8, 2014, among Polypore International, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer; and Wells Fargo Bank, National Association, as Syndication Agent; Compass Bank, Fifth Third Bank, HSBC Bank USA, National Association, PNC Bank, National Association, RBS Citizens Bank, N.A, and Regions Bank as Co-Documentation Agents; and Bank of America Merrill Lynch and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Book Managers

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

Date: May 8, 2014		POLYPORE INTERNATIONAL, INC.

	By:	/s/ Robert B. Toth
Robert B. Toth
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Lynn Amos
Lynn Amos
Chief Financial Officer
(principal financial officer and principal accounting officer)