Form 10-Q
period 2014-06-28
Polypore International, Inc.
filed 2014-08-07
CIK 1292556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 28, 2014

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

There were 44,904,291 shares of the registrant’s common stock outstanding as of July 30, 2014.

Polypore International, Inc.

Index to Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 28, 2014

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Polypore International, Inc.

Condensed consolidated balance sheets

	June 28, 2014
(in thousands, except share data)	(unaudited)	December 28, 2013*
Assets
Current assets:
Cash and cash equivalents	$37,240	$163,423
Accounts receivable, net	122,595	113,506
Inventories	115,818	113,860
Prepaid and other	18,709	18,118
Total current assets	294,362	408,907
Property, plant and equipment, net	582,504	595,375
Goodwill	444,512	444,512
Intangibles and loan acquisition costs, net	85,553	93,792
Other	6,980	7,627
Total assets	$1,413,911	$1,550,213

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$26,340	$31,764
Accrued liabilities	42,212	49,266
Income taxes payable	7,612	4,055
Current portion of debt	44,000	16,875
Total current liabilities	120,164	101,960
Debt, less current portion	475,000	629,375
Pension obligations, less current portion	104,249	102,821
Deferred income taxes	65,859	70,332
Other	21,975	26,149
Commitments and contingencies

Shareholders’ equity:
Preferred stock - 15,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value - 200,000,000 shares authorized, 47,121,875 issued and 44,903,912 outstanding at June 28, 2014 and 46,926,205 issued and 44,916,570 outstanding at December 28, 2013	471	469
Paid-in capital	581,872	569,362
Retained earnings	140,891	137,379
Accumulated other comprehensive loss	(12,851)	(12,865)
Treasury stock, at cost - 2,217,963 shares at June 28, 2014 and 2,009,635 shares at December 28, 2013	(90,126)	(80,668)
Total Polypore shareholders’ equity	620,257	613,677
Noncontrolling interest	6,407	5,899
Total shareholders’ equity	626,664	619,576
Total liabilities and shareholders’ equity	$1,413,911	$1,550,213

* Derived from audited consolidated financial statements

See notes to condensed consolidated financial statements

Polypore International, Inc.

Condensed consolidated statements of operations

(unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	$166,621	$168,897	$327,623	$314,838
Cost of goods sold	107,983	108,471	210,469	205,217
Gross profit	58,638	60,426	117,154	109,621
Selling, general and administrative expenses	38,207	32,394	74,363	63,130
Operating income	20,431	28,032	42,791	46,491
Other (income) expense:
Interest expense, net	5,613	9,921	15,233	19,712
Foreign currency and other	(1,760)	(347)	(1,162)	301
Costs related to purchase of 7.5% senior notes	24,937	—	24,937	—
Write-off of loan acquisition costs and other expenses associated with refinancing of senior credit agreement	1,148	—	1,148	—
	29,938	9,574	40,156	20,013
Income (loss) from continuing operations before income taxes	(9,507)	18,458	2,635	26,478
Income taxes	(5,158)	5,731	(1,758)	7,924
Income (loss) from continuing operations	(4,349)	12,727	4,393	18,554
Income (loss) from discontinued operations, net of income taxes	(328)	2,944	(328)	6,308
Net income (loss)	(4,677)	15,671	4,065	24,862
Less: Net income attributable to noncontrolling interest	208	231	553	401
Net income (loss) attributable to Polypore International, Inc.	$(4,885)	$15,440	$3,512	$24,461

Net income (loss) attributable to Polypore International, Inc.:
Income (loss) from continuing operations	$(4,557)	$12,496	$3,840	$18,153
Income (loss) from discontinued operations	(328)	2,944	(328)	6,308
Net income (loss) attributable to Polypore International, Inc.	$(4,885)	$15,440	$3,512	$24,461

Net income (loss) attributable to Polypore International, Inc. per share - basic:
Continuing operations	$(0.10)	$0.27	$0.09	$0.39
Discontinued operations	(0.01)	0.06	(0.01)	0.14
Net income (loss) attributable to Polypore International, Inc. per share	$(0.11)	$0.33	$0.08	$0.53

Net income (loss) attributable to Polypore International, Inc. per share - diluted:
Continuing operations	$(0.10)	$0.27	$0.08	$0.39
Discontinued operations	(0.01)	0.06	—	0.13
Net income (loss) attributable to Polypore International, Inc. per share	$(0.11)	$0.33	$0.08	$0.52

Weighted average shares outstanding - basic	44,886,206	46,269,885	44,885,467	46,441,603
Weighted average shares outstanding - diluted	44,886,206	46,917,077	45,469,493	47,106,282

See notes to condensed consolidated financial statements

Polypore International, Inc.

Condensed consolidated statements of comprehensive income (loss)

(unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income (loss)	$(4,677)	$15,671	$4,065	$24,862
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,045)	(1,762)	(385)	(5,709)
Change in net actuarial loss and prior service credit	160	(264)	182	639
Income taxes related to other comprehensive income (loss)	—	(130)	172	492
Other comprehensive loss	(885)	(2,156)	(31)	(4,578)
Comprehensive income (loss)	(5,562)	13,515	4,034	20,284
Less: Comprehensive income attributable to noncontrolling interest	231	314	508	525
Comprehensive income (loss) attributable to Polypore International, Inc.	$(5,793)	$13,201	$3,526	$19,759

See notes to condensed consolidated financial statements

Polypore International, Inc.

Condensed consolidated statements of cash flows

(unaudited)

	Six Months Ended
(in thousands)	June 28, 2014	June 29, 2013
Operating activities:
Net income	$4,065	$24,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	22,084	22,882
Amortization expense	5,569	5,927
Amortization of loan acquisition costs	1,067	1,237
Stock-based compensation	11,510	9,297
Loss on disposal of property, plant and equipment	23	864
Foreign currency (gain) loss	(995)	670
Deferred income taxes	(12,978)	(713)
Costs related to purchase of 7.5% senior notes	24,937	—
Write-off of loan acquisition costs and other expenses associated with refinancing of senior credit agreement	1,148	—
Changes in operating assets and liabilities:
Accounts receivable	(9,166)	2,498
Inventories	(2,220)	(1,894)
Prepaid and other current assets	2,923	719
Accounts payable and accrued liabilities	(11,607)	(1,457)
Income taxes payable	3,717	2,838
Other, net	4,425	2,002
Net cash provided by operating activities	44,502	69,732
Investing activities:
Purchases of property, plant and equipment, net	(8,937)	(13,574)
Net cash used in investing activities	(8,937)	(13,574)
Financing activities:
Proceeds from new senior credit agreement	500,000	—
Principal payments in connection with refinancing of senior credit agreement	(273,750)	—
Purchase of 7.5% senior notes	(385,542)	—
Loan acquisition costs	(4,033)	—
Principal payments on debt	(7,500)	(11,250)
Proceeds from revolving credit facility	33,000	54,200
Payments on revolving credit facility	(14,000)	(35,000)
Repurchases of common stock	(9,458)	(79,935)
Proceeds from stock option exercises	1,002	1,020
Contributions from noncontrolling interest	—	1,330
Net cash used in financing activities	(160,281)	(69,635)
Effect of exchange rate changes on cash and cash equivalents	(1,467)	866
Net decrease in cash and cash equivalents	(126,183)	(12,611)
Cash and cash equivalents at beginning of period	163,423	44,873
Cash and cash equivalents at end of period	$37,240	$32,262

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries after elimination of intercompany accounts and transactions.  The unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, the unaudited condensed consolidated financial statements and notes do not contain certain information included in the Company’s annual financial statements. In the opinion of management, all normal and recurring adjustments that are necessary for a fair presentation have been made. Certain amounts previously presented in the condensed consolidated financial statements for prior periods have been reclassified to conform to current classifications. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013. Operating results for the three and six months ended June 28, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2015.

On December 19, 2013, the Company completed the sale of its Microporous business. The results of operations from this business have been presented as discontinued operations. All disclosures and amounts in the notes to the condensed consolidated financial statements relate to the Company’s continuing operations, unless otherwise indicated.

2.             Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

3.             Inventories

Inventories are carried at the lower of cost or market using the first-in, first-out method of accounting and consist of:

(in thousands)	June 28, 2014	December 28, 2013
Raw materials	$38,940	$39,357
Work-in-process	19,141	22,079
Finished goods	57,737	52,424
	$115,818	$113,860

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

4.             Debt

Debt, in order of priority, consists of:

(in thousands)	June 28, 2014	December 28, 2013
Senior credit agreement:
Revolving credit facility	$19,000	$—
Term loan facility	500,000	281,250
	519,000	281,250
7.5% senior notes	—	365,000
	519,000	646,250
Less current portion	44,000	16,875
Long-term debt	$475,000	$629,375

On April 8, 2014, the Company entered into a new senior secured credit agreement that provides for a $150,000,000 revolving credit facility and a $500,000,000 term loan facility. At that date, the Company used cash on hand, proceeds from the initial draw of $100,000,000 under the new term loan facility and borrowings of $33,000,000 under the new revolving credit facility to pay all outstanding principal and interest under the previous senior secured credit agreement and loan acquisition costs. The Company incurred loan acquisition costs of approximately $4,033,000, of which $3,897,000 was capitalized and will be amortized over the life of the new credit agreement. The Company wrote off unamortized loan acquisition costs of $1,012,000 associated with the previous credit agreement.

The new credit agreement matures in April 2019, is guaranteed by the Company’s domestic subsidiaries and is secured by substantially all assets of the Company and its domestic subsidiaries and a first priority pledge of 65% of the voting capital stock of its foreign subsidiaries. The Company’s ability to pay dividends on its common stock is limited under the terms of the credit agreement. The Company is also subject to certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio. Interest rates are, at the Company’s option, equal to either an alternate base rate or the Eurocurrency base rate, plus a specified margin.

On May 8, 2014, the Company borrowed the remaining $400,000,000 available under the new term loan facility and used the proceeds to purchase and retire all of the previously outstanding 7.5% senior notes. The total purchase price for the notes was $385,542,000, consisting of principal of $365,000,000, redemption premiums of $20,531,000 and other expenses associated with the transaction.  In connection with the purchase, the Company incurred a $24,937,000 charge to income, comprised of the redemption premiums, write-off of unamortized loan acquisition costs of $4,395,000 and other expenses.

At June 28, 2014, the Company had $19,000,000 outstanding under the revolving credit facility and $131,000,000 available for borrowing. The revolving credit facility matures in April 2019. The Company intends to pay back outstanding borrowings under the revolving credit facility within the next twelve months and, accordingly, has included these borrowings in “Current portion of debt” in the accompanying condensed consolidated balance sheets.

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

6.             Income Taxes

The income tax provision for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis. Income taxes recorded in the financial statements differs from the federal statutory income tax rate due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates and changes in estimates of permanent differences and valuation allowances. During the three months ended June 28, 2014, the Company’s income tax provision was also impacted by a $9,569,000 tax benefit related to expenses associated with the refinancing of its senior secured credit agreement and purchase of its 7.5% senior notes, which were considered discrete events for interim income tax provision purposes.

7.             Pension Plans

The Company and its subsidiaries sponsor multiple defined benefit pension plans based in subsidiaries located outside of the United States. The following table provides the components of net periodic benefit cost:

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Service cost	$525	$555	$1,049	$1,118
Interest cost	1,080	1,114	2,160	2,241
Expected return on plan assets	(109)	(189)	(218)	(380)
Amortization of prior service credit	(32)	(13)	(64)	(26)
Recognized net actuarial loss	269	427	538	859
Net periodic benefit cost	$1,733	$1,894	$3,465	$3,812

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

In connection with the acquisition of Membrana GmbH (“Membrana”) in 2002, the Company recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for the Company to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. The environmental reserve for the Membrana facility, which is denominated in euros, was $2,430,000 and $2,882,000 at June 28, 2014 and December 28, 2013, respectively. The Company anticipates the expenditures associated with the reserve will be made in the next twelve months. The reserve is included in “Accrued liabilities” in the accompanying condensed consolidated balance sheets.

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

9.             Treasury Stock

In May 2014, the Board of Directors authorized the repurchase of up to 4,500,000 shares of the Company’s common stock. The share repurchase program has no expiration date. During the three months ended June 28, 2014, the Company repurchased 200,000 shares of common stock for $9,172,000.  In 2013, the Board of Directors authorized the repurchase of up to 4,000,000 shares of the Company’s common stock by December 31, 2013. The Company repurchased 2,000,000 shares of common stock under this authorization, of which 1,984,500 shares were purchased for $79,731,000 in the six months ended June 29, 2013.

The Company repurchased shares of common stock to satisfy certain employees’ statutory withholding tax liabilities related to restricted stock grants for $286,000 and $204,000 during the six months ended June 28, 2014 and June 29, 2013, respectively.

10.          Related Party Transactions

The Company’s German subsidiary has a 33% equity investment in a patent and trademark service provider and a 25% equity investment in a research company. The investments are accounted for under the equity method of accounting and were $671,000 and $676,000 at June 28, 2014 and December 28, 2013, respectively. Charges from the affiliates for work performed were $428,000 and $785,000 for the three and six months ended June 28, 2014, respectively. Charges from the affiliates for work performed were $393,000 and $659,000 for the three and six months ended June 29, 2013, respectively.  Amounts due to the affiliates were $122,000 and $254,000 at June 28, 2014 and December 28, 2013, respectively.

11.          Noncontrolling Interest

In 2010, the Company formed a joint venture with Camel Group Co., Ltd. (“Camel”), a leading battery manufacturer in China, to produce lead-acid battery separators primarily for Camel’s use. The joint venture, Daramic Xiangyang Battery Separator Co., Ltd. (“Daramic Xiangyang”), is located at Camel’s facility and owned 65% by the Company and 35% by Camel.  During the six months ended June 29, 2013, the Company and Camel made equity contributions of $2,470,000 and $1,330,000, respectively, to fund capital expenditures.

Daramic Xiangyang has notes payable to Camel and the Company for the purchase of certain assets. The notes payable and related interest will be paid by Daramic Xiangyang using available free cash flow, as defined in the joint venture agreement. The note payable to Camel had a principal balance of $10,348,000 and $5,910,000 at June 28, 2014 and December 28, 2013, respectively, and is included in “Other” non-current liabilities in the accompanying condensed consolidated balance sheets. The note payable to the Company eliminates in consolidation.

12.          Stock-Based Compensation Plans

The Company offers stock-based compensation plans to attract, retain, motivate and reward key officers, non-employee directors and employees. Stock-based compensation expense was $6,133,000 and $11,510,000 for the three and six months ended June 28, 2014, respectively, and $4,830,000 and $9,297,000 for the same three and six month periods in the prior year, respectively. The income tax benefit related to stock-based compensation expense was $2,189,000 and $4,109,000 for the three and six months ended June 28, 2014, respectively, and $1,717,000 and $3,304,000 for the same three and six month periods in the prior year, respectively. Stock-based compensation expense includes costs associated with stock options and restricted stock and is classified as “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of operations.

The 2007 Stock Incentive Plan (“2007 Plan”) allows for the grant of stock options, restricted stock and other instruments for up to a total of 6,251,963 shares of common stock. On February 27, 2014, the Company granted 369,745 stock options and 104,474 shares of restricted stock under the 2007 Plan with an aggregate grant-date fair value of $9,973,000, to be recognized over the vesting period for each award.  The stock options are time-vested options that vest annually in equal one-third installments and have 10-year terms and an exercise price of $34.98, the fair market value of the Company’s stock on the grant date.

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

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

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

Financial information relating to the reportable segments is presented below:

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales to external customers (by major product group):
Electronics and EDVs	$31,686	$42,214	$61,758	$66,589
Transportation and Industrial	82,663	80,340	161,764	156,453
Energy storage	114,349	122,554	223,522	223,042
Healthcare	32,799	30,045	64,956	59,543
Filtration and specialty	19,473	16,298	39,145	32,253
Separations media	52,272	46,343	104,101	91,796
Net sales	$166,621	$168,897	$327,623	$314,838
Operating income:
Electronics and EDVs	$3,813	$11,156	$6,874	$9,137
Transportation and Industrial	17,349	16,800	34,315	33,041
Energy storage	21,162	27,956	41,189	42,178
Separations media	16,411	13,836	34,168	29,345
Corporate and other	(8,453)	(7,612)	(16,887)	(13,445)
Segment operating income	29,120	34,180	58,470	58,078
Stock-based compensation	6,133	4,830	11,510	9,297
Non-recurring and other costs	2,556	1,318	4,169	2,290
Total operating income	20,431	28,032	42,791	46,491
Reconciling items:
Interest expense, net	5,613	9,921	15,233	19,712
Foreign currency and other	(1,760)	(347)	(1,162)	301
Costs related to purchase of 7.5% senior notes	24,937	—	24,937	—
Write-off of loan acquisition costs and other expenses associated with refinancing of senior credit agreement	1,148	—	1,148	—
Income (loss) from continuing operations before income taxes	$(9,507)	$18,458	$2,635	$26,478

Depreciation and amortization:
Electronics and EDVs	$4,379	$4,395	$8,703	$8,796
Transportation and Industrial	2,937	2,901	5,787	5,670
Energy storage	7,316	7,296	14,490	14,466
Separations media	3,745	3,491	7,461	6,927
Corporate and other	2,865	2,814	5,702	5,636
Discontinued operations	—	884	—	1,780
	$13,926	$14,485	$27,653	$28,809

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

14.          Discontinued Operations

On December 19, 2013, the Company completed the sale of its Microporous business, which consisted of the production facilities in Piney Flats, Tennessee, and Feistritz, Austria, for $120,000,000. The Company recognized a gain on sale of $35,527,000, net of direct transaction costs and income taxes, of which $35,855,000 was recognized in the fourth quarter of 2013 and subsequently reduced in the second quarter of 2014 by $328,000 as a result of the finalization of the working capital adjustment. Microporous was previously included in the transportation and industrial segment. The results of operations from this business are classified as discontinued operations and are presented separately in the accompanying condensed consolidated statements of operations for all periods presented, summarized as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	$—	$18,373	$—	$35,945
Income (loss) from discontinued operations before income taxes	(518)	4,676	(518)	9,795
Income (loss) from discontinued operations, net of income taxes	(328)	2,944	(328)	6,308

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

The following discussion includes financial information prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), as well as segment operating income, which is considered a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a financial performance that excludes amounts that are included in the most directly comparable measure calculated and presented in accordance with U.S. GAAP. The presentation of segment operating income is intended to supplement investors’ understanding of our operating performance and is not intended to replace net income as determined in accordance with U.S. GAAP. Segment operating income is defined as operating income before stock-based compensation and certain non-recurring and other costs and is used by management to evaluate business segment performance and allocate resources. See Note 13, “Segment Information,” in the accompanying condensed consolidated financial statements for a reconciliation of segment operating income to income (loss) from continuing operations before income taxes.

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

In the second quarter of 2014, we refinanced our existing senior secured credit agreement. We used cash on hand and borrowings under the new senior secured credit agreement to retire our previously outstanding 7.5% senior notes and pay redemption premiums and other transaction-related expenses. The debt reduction and refinancing will provide substantial interest savings and flexibility to pursue growth and value-creation opportunities as we continue to generate cash. We will continue to evaluate alternatives for cash, including returning value to shareholders through share repurchases.

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

In January and May 2014, we entered into long-term supply agreements with Samsung SDI Co., Ltd. (“Samsung”) and Panasonic Automotive and Industrial Division (“Panasonic”), respectively, that include guaranteed purchase and supply volume requirements and volume-based price incentives.  The Samsung agreement has an initial four-year term with a two-year extension provision and the Panasonic agreement has a five-year term. We believe that these agreements highlight the value of our capacity investments and proven industry-leading products and technology.

We have patent-protected ceramic coating technology in which interest and usage is growing in both EDV and consumer electronics applications. We believe that this technology has value for current and future customers, and we have enforced and intend to continue to enforce our intellectual property rights around this and other patent-protected technology. In December 2013, we signed a technology licensing agreement with Sumitomo Chemical Co., Ltd. (“Sumitomo”). In January 2014, we filed a complaint against LG Chem. Ltd. (“LG”) alleging infringement of our patent covering ceramic coating technology. In July 2014, the United States District Court for the Western District of North Carolina granted a motion for a preliminary injunction against LG relating to patent infringement of our ceramic coating technology, although the court has stayed enforcement of the injunction pending appeal. We believe that the recently signed long-term supply agreements, licensing agreement with Sumitomo and the preliminary injunction against LG confirm our ability to provide certainty of supply for high-growth applications like EDVs and ESS and the value of our technology and intellectual property.

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

Results of operations

The following table sets forth, for the periods indicated, certain operating data in amount and as a percentage of net sales:

			Percentage of Net Sales
	Three Months Ended		Three Months Ended
($’s in millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	$166.6	$168.9	100.0%	100.0%

Gross profit	58.6	60.4	35.2	35.8
Selling, general and administrative expenses	38.2	32.4	22.9	19.2
Operating income	20.4	28.0	12.3	16.6
Interest expense, net	5.6	9.9	3.4	5.9
Costs related to purchase of 7.5% senior notes	24.9	—	14.9	—
Write-off of loan acquisition costs and other expenses associated with refinancing of senior credit agreement	1.1	—	0.7	—
Other	(1.7)	(0.3)	(1.0)	(0.2)
Income (loss) from continuing operations before income taxes	(9.5)	18.4	(5.7)	10.9
Income taxes	(5.1)	5.7	(3.1)	3.4
Income (loss) from continuing operations	$(4.4)	$12.7	(2.6)%	7.5%

			Percentage of Net Sales
	Six Months Ended		Six Months Ended
($’s in millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	$327.6	$314.8	100.0%	100.0%

Gross profit	117.2	109.6	35.8	34.8
Selling, general and administrative expenses	74.4	63.1	22.7	20.0
Operating income	42.8	46.5	13.1	14.8
Interest expense, net	15.2	19.7	4.7	6.3
Costs related to purchase of 7.5% senior notes	24.9	—	7.6	—
Write-off of loan acquisition costs and other expenses associated with refinancing of senior credit agreement	1.1	—	0.3	—
Other	(1.0)	0.3	(0.3)	0.1
Income from continuing operations before income taxes	2.6	26.5	0.8	8.4
Income taxes	(1.8)	7.9	(0.5)	2.5
Income from continuing operations	$4.4	$18.6	1.3%	5.9%

Comparison of the three months ended June 28, 2014 with the three months ended June 29, 2013

Net sales.  Net sales for the three months ended June 28, 2014 were $166.6 million, a decrease of $2.3 million, or 1.4%, from the same period in the prior year, as higher sales in the transportation and industrial and separations media segments and the positive impact of foreign currency translation of $2.0 million were offset by lower sales in the electronics and EDVs segment, due to a $14.2 million decline in sales attributable to LG. See “Financial reporting segments” below for more information.

Gross profit.  Gross profit for the three months ended June 28, 2014, was $58.6 million, a decrease of $1.8 million from the same period in the prior year.  Gross profit margin was 35.2%, which is comparable to the same period in the prior year, as an increase in gross profit margin in the separations media segment due to higher sales and favorable product mix and production timing was offset by a decrease in the electronics and EDVs segment due to lower sales. Gross profit margin was comparable to the same period in the prior year in the transportation and industrial segment. See “Financial reporting segments” below for more information.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the three months ended June 28, 2014 were $38.2 million, an increase of $5.8 million from the same period in the prior year, primarily due to a $2.1 million increase in litigation costs associated with patent enforcement and a $1.3 million increase in stock-based compensation expense.  Selling, general and administrative expenses were 22.9% of consolidated net sales as compared to 19.2% for the same period in the prior year.

Segment operating income.  Segment operating income, which excludes stock-based compensation and certain non-recurring and other costs, was $29.1 million, a decrease of $5.1 million from the same period in the prior year. Segment operating income margin was 17.5% as compared to 20.2% for the same period in the prior year.  The decrease in segment operating income margin was primarily due to a decrease in the electronics and EDVs segment offset to some extent by an increase in the separations media segment. Segment operating income margin was consistent with the same period in the prior year in the transportation and industrial segment. See “Financial reporting segments” below for more information.

Interest expense.  Interest expense for the three months ended June 28, 2014 was $5.6 million, a decrease of $4.3 million from the same period in the prior year. The decrease was the result of the debt reduction and refinancing transactions that were completed during the second quarter of 2014.

Income taxes.  Income tax expense for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis.  The mix of earnings between the tax jurisdictions has a significant impact on the effective tax rate. Each tax jurisdiction has its own set of tax laws and tax rates, and income earned by our subsidiaries is taxed independently by these various jurisdictions.  Currently, the applicable statutory income tax rates in the jurisdictions in which we operate range from 0% to 42%.  In the second quarter of 2014, our effective tax rate was also impacted by the $9.6 million tax benefit related to costs incurred in connection with the refinancing of our senior secured credit agreement and purchase of our 7.5% senior notes, which were considered discrete events for interim income tax provision purposes.

The components of our effective tax rate are as follows:

	Three Months Ended
	June 28, 2014	June 29, 2013
U.S. federal statutory rate	35.0%	35.0%
State income taxes	0.1	0.5
Mix of income in taxing jurisdictions	(8.3)	(3.0)
Costs associated with debt reduction and refinancing	27.7	—
Other	(0.2)	(1.5)
Total effective tax rate	54.3%	31.0%

Comparison of the six months ended June 28, 2014 with the six months ended June 29, 2013

Net sales.  Net sales for the six months ended June 28, 2014 were $327.6 million, an increase of $12.8 million, or 4.1%, from the same period in the prior year, as higher sales in the transportation and industrial and separations media segments and the positive impact of foreign currency translation of $2.8 million were offset to some extent by lower sales in the electronics and EDVs segment, due to a $19.7 million decline in sales attributable to LG. See “Financial reporting segments” below for more information.

Gross profit.  Gross profit for the six months ended June 28, 2014 was $117.2 million, an increase of $7.6 million from the same period in the prior year.  Gross profit margin was 35.8% as compared to 34.8% for the six months ended June 29, 2013. The increase in gross profit margin was due to higher sales and favorable product mix and production timing in the separations media segment, offset to some extent by the impact of lower sales in the electronics and EDVs segment. Gross profit margin was comparable to the prior year in the transportation and industrial segment. See “Financial reporting segments” below for more information.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the six months ended June 28, 2014 were $74.4 million, an increase of $11.3 million from the same period in the prior year, primarily due to a $3.2 million increase in litigation costs associated with patent enforcement, a $2.3 million increase in performance-based incentive compensation expense and a $2.2 million increase in stock-based compensation expense.  Selling, general and administrative expenses were 22.7% of consolidated net sales as compared to 20.0% for the same period in the prior year.

Segment operating income.  Segment operating income, which excludes stock-based compensation and certain non-recurring and other costs, was $58.5 million, an increase of $0.4 million from the same period in the prior year. Segment operating income margin was 17.9% for the six months ended June 28, 2014 compared to 18.5% for the six months ended June 29, 2013. See “Financial reporting segments” below for more information.

Interest expense.  Interest expense for the six months ended June 28, 2014 was $15.2 million, a decrease of $4.5 million from the same period in the prior year.  The decrease was the result of the debt reduction and refinancing transactions that were completed during the second quarter of 2014.

Income taxes.  Income tax expense for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis.  The mix of earnings between the tax jurisdictions has a significant impact on the effective tax rate. Each tax jurisdiction has its own set of tax laws and tax rates, and income earned by our subsidiaries is taxed independently by these various jurisdictions.  Currently, the applicable statutory income tax rates in the jurisdictions in which we operate range from 0% to 42%.  In the second quarter of 2014, our effective tax rate was also impacted by the $9.6 million tax benefit related to costs incurred in connection with the refinancing of our senior secured credit agreement and purchase of our 7.5% senior notes, which were considered discrete events for interim income tax provision purposes.

The components of our effective tax rate are as follows:

	Six Months Ended
	June 28, 2014	June 29, 2013
U.S. federal statutory rate	35.0%	35.0%
State income taxes	0.1	(0.2)
Mix of income in taxing jurisdictions	(8.3)	(3.4)
Costs associated with debt reduction and refinancing	(93.9)	—
Other	0.4	(1.5)
Total effective tax rate	(66.7)%	29.9%

Discontinued operations

On December 19, 2013, we completed the sale of our Microporous business, which consisted of the production facilities in Piney Flats, Tennessee, and Feistritz, Austria, for $120.0 million. We recognized a gain on sale of $35.5 million, net of direct transaction costs and income taxes, of which $35.8 million was recognized in the fourth quarter of 2013 and subsequently reduced in the second quarter of 2014 by $0.3 million as a result of the finalization of the working capital adjustment. Microporous was previously included in the transportation and industrial segment. The results of operations from this business are classified as discontinued operations and are excluded from continuing operations and segment results for the three and six months ended June 28, 2014 and June 29, 2013.

Financial reporting segments

Electronics and EDVs

Comparison of the three months ended June 28, 2014 with the three months ended June 29, 2013

Net sales.  Net sales for the three months ended June 28, 2014 were $31.7 million, a decrease of $10.5 million, or 24.9%, from the same period in the prior year.  Net sales decreased by 17.5% due primarily to lower sales volumes for consumer electronics applications. We are working on new projects and development opportunities for consumer electronics applications, but it may take several quarters to see the results of these efforts. As a result, we cannot currently predict when or if sales volumes into consumer electronics applications will improve. Although we expect over time to regain some or all of our supply position in consumer electronics, sales into EDV applications represent our most significant growth opportunity and the long-term outlook continues to be positive, especially considering that we are qualified on more than fifty EDV models and have field-proven products, significant production capacity already in place, technical advantages, low-cost manufacturing capabilities and intellectual property around ceramic coatings for lithium battery separators. Sales volumes into EDV applications were comparable to the prior year, as growth in EDV applications offset most of the $14.2 million decline in sales attributable to LG. We believe that

LG purchased in excess of their supply needs in the second quarter of 2013 as a result of the ongoing supply discussions at that time. We have had no sales to LG since the third quarter of 2013. Net sales decreased by 7.4% due to changes in price/customer mix, reflecting the impact of recently signed long-term supply agreements, which include purchase commitments and lower pricing. Pricing for lithium battery separators is generally volume-based, with higher volume customers with contractual purchase commitments receiving a pricing benefit.

Segment operating income.  Segment operating income was $3.8 million, a decrease of $7.4 million from the same period in the prior year. Segment operating income margin was 12.0% as compared to 26.5% in the prior year. The decrease in segment operating income margin was due to lower sales. A key driver of operating income and operating income margin is sales and the amount of fixed costs relative to sales. Net sales were $31.7 million, or 32% of our total production capacity in terms of sales, in the three months ended June 28, 2014 as compared to $42.2 million, or 42% of capacity, in the same period of the prior year. There were no changes in production capacity in 2014 as compared to 2013. In 2014 and 2013, excluding the final phase of expansion at our Concord facility, which will be completed, qualified and ramped up as demand develops, we had total production capacity sufficient to generate approximately $400.0 million in annual lithium battery separator sales, depending on the mix of products and grades produced. Because of the decrease in sales with no significant change in fixed costs, operating income and operating income margin decreased.

Comparison of the six months ended June 28, 2014 with the six months ended June 29, 2013

Net sales.  Net sales for the six months ended June 28, 2014 were $61.8 million, a decrease of $4.8 million, or 7.2%, from the same period in the prior year. Net sales decreased by 2.9% due to lower sales volumes, as the decline in volumes for consumer electronics applications was offset to a large extent by higher volumes in EDV applications. We are working on new projects and development opportunities for consumer electronics applications, including qualification for smartphone and tablet devices, but it may take several quarters to see the results of these efforts. As a result, we cannot currently predict when or if sales volumes into consumer electronics applications will improve. Although we expect over time to regain some or all of our supply position in consumer electronics, sales into EDV applications represent our most significant growth opportunity and the long-term outlook continues to be positive, especially considering that we are qualified on more than fifty EDV models and have field-proven products, significant production capacity already in place, technical advantages, low-cost manufacturing capabilities and intellectual property around ceramic coatings for lithium battery separators. Sales volumes into EDV applications increased, as growth at current customers more than offset the $19.7 million decline in sales attributable to LG. We have had no sales to LG since the third quarter of 2013. Net sales decreased by 4.3% due to changes in price/customer mix, reflecting the impact of recently signed long-term supply agreements, which include purchase commitments and lower pricing. Pricing for lithium battery separators is generally volume-based, with higher volume customers with contractual purchase commitments receiving a pricing benefit.

Segment operating income.  Segment operating income was $6.9 million, a decrease of $2.3 million from the same period in the prior year. Segment operating income margin was 11.2% as compared to 13.8% in the prior year. The decrease in segment operating income and segment operating income margin was due to lower sales. A key driver of operating income and operating income margin is sales and the amount of fixed costs relative to sales. Net sales were $61.8 million, or 31% of our total production capacity in terms of sales, in the six months ended June 28, 2014 as compared to $66.6 million, or 33% of capacity, in the same period of the prior year. There were no changes in production capacity in 2014 as compared to 2013. In 2014 and 2013, excluding the final phase of expansion at our Concord facility, which will be completed, qualified and ramped up as demand develops, we had total production capacity sufficient to generate approximately $400.0 million in annual lithium battery separator sales, depending on the mix of products and grades produced. Because of the decrease in sales with no significant change in fixed costs, operating income and operating income margin decreased.

Transportation and Industrial

Comparison of the three months ended June 28, 2014 with the three months ended June 29, 2013

Net sales.  Net sales for the three months ended June 28, 2014 were $82.6 million, an increase of $2.2 million, or 2.7%, from the same period in the prior year, as higher sales in Asia and Europe were partially offset by lower sales in the Americas.

Segment operating income.  Segment operating income was $17.4 million, an increase of $0.6 million from the same period in the prior year.  Segment operating income margin was 21.1% for the three months ended June 28, 2014, which is comparable to the prior year.

Comparison of the six months ended June 28, 2014 with the six months ended June 29, 2013

Net sales.  Net sales for the six months ended June 28, 2014 were $161.7 million, an increase of $5.3 million, or 3.4%, from the same period in the prior year, as higher sales in Asia and Europe were partially offset by lower sales in the Americas and the negative impact of foreign currency translation of $0.5 million.

Segment operating income.  Segment operating income was $34.3 million, an increase of $1.3 million from the same period in the prior year.  Segment operating income margin was 21.2% for the six months ended June 28, 2014, which is comparable to the prior year.

Separations Media

Comparison of the three months ended June 28, 2014 with the three months ended June 29, 2013

Net sales.  Net sales for the three months ended June 28, 2014 were $52.3 million, an increase of $6.0 million, or 13.0%, from the same period in the prior year, due to higher sales in both healthcare and filtration and specialty products and the positive impact of foreign currency translation of $1.9 million.

Segment operating income.  Segment operating income was $16.4 million, an increase of $2.6 million from the same period in the prior year.  Segment operating income margin was 31.4% as compared to 29.8% in the prior year. The increase in segment operating income margin was due to higher sales and favorable product mix and production timing. Segment operating income margins can fluctuate between quarters due to production timing and mix, but are expected to be relatively consistent to the prior year on an annual basis.

Comparison of the six months ended June 28, 2014 with the six months ended June 29, 2013

Net sales.  Net sales for the six months ended June 28, 2014 were $104.1 million, an increase of $12.3 million, or 13.4%, from the same period in the prior year, due to higher sales in both healthcare and filtration and specialty products and the positive impact of foreign currency translation of $3.3 million.

Segment operating income.  Segment operating income was $34.2 million, an increase of $4.9 million from the same period in the prior year.  Segment operating income margin was 32.9% as compared to 31.9% in the prior year.  The increase in segment operating income margin was due to higher sales and favorable product mix and production timing. Segment operating income margins can fluctuate between quarters due to production timing and mix, but are expected to be relatively consistent to the prior year on an annual basis.

Corporate and other costs

Corporate and other costs include costs associated with the corporate office and other costs that are not allocated to the reporting segments for segment reporting purposes, including amortization of identified intangible assets and performance-based incentive compensation.

Comparison of the three months ended June 28, 2014 with the three months ended June 29, 2013

Corporate and other costs for the three months ended June 28, 2014 were $8.5 million, an increase of $0.9 million from the same period in the prior year, primarily due to higher performance-based incentive compensation expense.

Comparison of the six months ended June 28, 2014 with the six months ended June 29, 2013

Corporate and other costs for the six months ended June 28, 2014 were $16.9 million, an increase of $3.5 million from the same period in the prior year, primarily due to higher performance-based incentive compensation expense.

Foreign operations

As of June 28, 2014, we manufactured our products at 15 strategically located facilities in the U.S., Europe and Asia. Net sales from foreign locations were $209.3 million (63.9% of consolidated sales) and $201.1 million (63.9% of consolidated sales) for the six months ended June 28, 2014 and June 29, 2013, respectively. In the electronics and EDVs segment, we primarily produce in the U.S.

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

Typically, we sell our products in the currency of the country where the manufacturing facility that produces the product is located. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other actions that would have a direct or indirect adverse impact on our business or market opportunities within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the U.S. will be favorable to our operations and growth strategy.

Liquidity and capital resources

Cash and cash equivalents decreased by $126.2 million during the six months ended June 28, 2014, as we used cash on hand and cash generated from operations to fund capital expenditures, reduce and refinance our debt, and repurchase shares of our common stock.

Operating activities.  Net cash provided by operating activities was $44.5 million in the six months ended June 28, 2014, consisting of cash generated from operations of $56.4 million, partially offset by changes in operating assets and liabilities. Accounts receivable and days sales outstanding increased as compared to the 2013 fiscal year-end balance due to timing of sales and cash receipts and customer mix. We have not experienced significant changes in accounts receivable aging or customer payment terms and believe that we have adequately provided for potential bad debts. Inventory levels and days sales in ending inventory are consistent with the prior year. We produce inventory to meet expected future customer demand, which is based on a number of factors, including discussions with customers, customer forecasts and industry and economic trends. Inventory is generally not subject to obsolescence and does not have a shelf life, and we do not believe there is a significant risk of inventory impairment.  Accounts payable and accrued liabilities decreased primarily due to the timing of payments.

Investing activities.  Capital expenditures were $8.9 million and $13.6 million in the six months ended June 28, 2014 and June 29, 2013, respectively. We currently estimate capital expenditures for fiscal 2014 to be approximately $50.0 million. As of June 28, 2014, we had $142.1 million of construction in progress, primarily related to capacity expansions in the electronics and EDVs segment, portions of which will be qualified and ramped up over time as market demand develops.

Financing activities.  During the six months ended June 28, 2014, financing activities consisted of reducing and refinancing our debt and repurchasing common stock.

On April 8, 2014, we used cash on hand, proceeds from the initial draw of $100.0 million under the new term loan facility and borrowings of $33.0 million under the new revolving credit facility to pay all outstanding principal and interest under the previous senior secured credit agreement and loan acquisition costs.  On May 8, 2014, we borrowed the remaining $400.0 million available under the new term loan facility and used the proceeds to purchase and retire all of the previously outstanding 7.5% senior notes and pay redemption premiums and accrued and unpaid interest at the redemption date. The total purchase price for the notes was $385.5 million, consisting of principal of $365.0 million and redemption premiums of $20.5 million.

In May 2014, the Board of Directors authorized the repurchase of up to 4,500,000 shares of our common stock. The share repurchase program has no expiration date. During the six months ended June 28, 2014, we repurchased 200,000 shares of common stock for $9.2 million under the May 2014 repurchase program.  In 2013, the Board of Directors authorized the repurchase of up to 4,000,000 shares of our common stock by December 31, 2013. We repurchased 2,000,000 shares of common stock under this authorization, of which 1,984,500 shares were purchased for $79.7 million in the six months ended June 29, 2013. The timing, price and volume of future repurchases will be based on market conditions, relevant securities laws and other factors.  The stock repurchases may be made from time to time on the open market or in privately negotiated transactions.  The stock repurchase program does not require us to repurchase any specific number of shares, and we may terminate the repurchase program at any time.

Our new credit agreement provides for a $150.0 million revolving credit facility and a $500.0 million term loan facility and matures in April 2019.  At June 28, 2014, we had $19.0 million outstanding under the revolving credit facility and $131.0 available for borrowing. Interest rates under the new senior secured credit agreement are, at our option, equal to either an alternate base rate or the Eurocurrency base rate, plus a specified margin. At June 28, 2014, the interest rate on borrowings under the new senior secured credit agreement was 2.15%.

We intend to fund our ongoing operations with cash on hand, cash generated by operations and borrowings under our new senior secured credit agreement. As of June 28, 2014, approximately 87% of our cash and cash equivalents were held by foreign subsidiaries. There were no significant restrictions on our ability to transfer funds with and among subsidiaries. During the six months ended June 28, 2014, we repatriated foreign earnings of approximately $55.1 million related to the sale of the Microporous business. Except for the proceeds from the sale of Microporous business, our intent is to indefinitely reinvest earnings of our foreign operations and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the U.S., we would be required to accrue and pay any applicable U.S. and local taxes to repatriate these funds.

Under the credit agreement, we are required to maintain a maximum ratio of indebtedness to adjusted EBITDA and a minimum ratio of adjusted EBITDA to cash interest expense. Adjusted EBITDA, as defined under our senior secured credit agreement, was as follows:

(in millions)	Twelve Months Ended June 28, 2014
Net income	$19.1
Add/Subtract:
Depreciation and amortization expense	55.1
Interest expense, net	35.0
Income taxes	4.7
Stock-based compensation	22.9
Costs related to purchase of 7.5% senior notes	24.9
Write-off of loan acquisition costs and other expenses associated with refinancing of senior credit agreement	1.1
Foreign currency gain	(1.0)
Litigation costs associated with patent enforcement	5.4
Loss on disposal of property, plant and equipment	0.3
Other non-cash or non-recurring items	(1.5)
Adjusted EBITDA	$166.0

As of June 28, 2014, the calculation of the leverage ratio, as defined under the senior secured credit agreement, was as follows:

(in millions)
Indebtedness (1)	$481.8
Adjusted EBITDA	$166.0
Actual leverage ratio	2.90x
Required maximum leverage ratio	4.25x

(1)         Calculated as the sum of outstanding borrowings under the senior secured credit agreement, less cash on hand (not to exceed $50.0 million).

As of June 28, 2014, the calculation of the interest coverage ratio, as defined under the senior secured credit agreement, was as follows:

(in millions)
Adjusted EBITDA	$166.0
Interest expense, net (1)	$11.8
Actual interest coverage ratio	14.08x
Required minimum interest coverage ratio	3.00x

(1)         Calculated as cash interest expense, as defined under the senior secured credit agreement, for the twelve months ended June 28, 2014.

Our senior secured credit agreement contains certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances, and other matters customarily restricted in such agreements. The agreement also contains certain customary events of default, subject to grace periods, as appropriate.

Future debt service payments are expected to be paid out of cash flows from operations, borrowings on our new revolving credit facility and future refinancing of our debt. Our cash interest requirements for the next twelve months are estimated to be $11.8 million.

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

In connection with the acquisition of Membrana GmbH (“Membrana”) in 2002, we recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for us to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. The environmental reserve for the Membrana facility, which is denominated in euros, was $2.4 million at June 28, 2014.  We anticipate the expenditures associated with the reserve will be made in the next twelve months.

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

Interest rate risk

At June 28, 2014, we had variable rate debt of $519.0 million. Although we do not currently utilize interest rate derivatives, we may in the future to reduce the interest rate risk inherent in our variable rate debt. The pre-tax earnings and cash flow impact resulting from a 100 basis point increase in interest rates on our variable rate debt, holding other variables constant, would be $5.2 million per year.

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

The dollar/euro exchange rates used in our financial statements for the periods ended as set forth below were as follows:

	June 28, 2014	June 29, 2013
Period end rate	1.3626	1.3043
Period average rate for the three months ended	1.3713	1.3060
Period average rate for the six months ended	1.3712	1.3133

Our strategy for management of currency risk relies primarily on conducting our operations in a country’s respective currency and may, from time to time, involve foreign currency derivatives. As of June 28, 2014, we did not have any foreign currency derivatives outstanding.

Item 4.  Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) was performed under the supervision, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 28, 2014 to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended June 28, 2014, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides detail about our share repurchase activity during the three months ended June 28, 2014:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
March 30, 2014 – May 3, 2014 (2)	28	$34.56	—	4,500,000
May 4, 2014 – May 31, 2014	29,000	43.67	29,000	4,471,000
June 1, 2014 – June 28, 2014 (2)	171,072	46.22	171,000	4,300,000
Total	200,100	$45.86	200,000	4,300,000

(1) In May 2014, the Company announced that its Board of Directors authorized the repurchase of up to 4,500,000 shares of the Company’s common stock. The share repurchase program has no expiration date. As of June 28, 2014, the Company had repurchased 200,000 shares of common stock under the May 2014 repurchase program.

(2) The Company withheld and repurchased 28 and 72 shares of common stock in April and June 2014, respectively, to satisfy certain employees’ withholding tax liabilities related to restricted stock grants.

Item 6.   Exhibits

Exhibit No.	Exhibit Description
10.1

Amended and Restated Credit Agreement, dated as of April 8, 2014, among Polypore International, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer; and Wells Fargo Bank, National Association, as Syndication Agent; Compass Bank, Fifth Third Bank, HSBC Bank USA, National Association, PNC Bank, National Association, RBS Citizens Bank, N.A., and Regions Bank as Co-Documentation Agents; and Bank of America Merrill Lynch and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Book Managers

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

Date: August 7, 2014		POLYPORE INTERNATIONAL, INC.

	By:	/s/ Robert B. Toth
Robert B. Toth
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Lynn Amos
Lynn Amos
Chief Financial Officer
(principal financial officer and principal accounting officer)