Form 10-Q
period 2014-09-27
Polypore International, Inc.
filed 2014-11-06
CIK 1292556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2014

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

There were 44,653,367 shares of the registrant’s common stock outstanding as of October 29, 2014.

Polypore International, Inc.

Index to Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 27, 2014

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

•                  our substantial indebtedness;

•                  interest rate risk related to our variable-rate indebtedness;

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Polypore International, Inc.

Condensed consolidated balance sheets

	September 27, 2014
(in thousands, except share data)	(unaudited)	December 28, 2013*
Assets
Current assets:
Cash and cash equivalents	$35,111	$163,423
Accounts receivable, net	118,297	113,506
Inventories	105,276	113,860
Prepaid and other	22,367	18,118
Total current assets	281,051	408,907
Property, plant and equipment, net	567,703	595,375
Goodwill	444,512	444,512
Intangibles and loan acquisition costs, net	81,868	93,792
Other	8,001	7,627
Total assets	$1,383,135	$1,550,213

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$23,614	$31,764
Accrued liabilities	43,551	49,266
Income taxes payable	3,888	4,055
Current portion of debt	31,000	16,875
Total current liabilities	102,053	101,960
Debt, less current portion	468,750	629,375
Pension obligations, less current portion	98,440	102,821
Deferred income taxes	71,275	70,332
Other	22,141	26,149
Commitments and contingencies

Shareholders’ equity:
Preferred stock - 15,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value - 200,000,000 shares authorized, 47,123,985 issued and 44,653,618 outstanding at September 27, 2014 and 46,926,205 issued and 44,916,570 outstanding at December 28, 2013	471	469
Paid-in capital	587,826	569,362
Retained earnings	153,580	137,379
Accumulated other comprehensive loss	(27,224)	(12,865)
Treasury stock, at cost - 2,470,367 shares at September 27, 2014 and 2,009,635 shares at December 28, 2013	(100,995)	(80,668)
Total Polypore shareholders’ equity	613,658	613,677
Noncontrolling interest	6,818	5,899
Total shareholders’ equity	620,476	619,576
Total liabilities and shareholders’ equity	$1,383,135	$1,550,213

* Derived from audited consolidated financial statements

See notes to condensed consolidated financial statements

Polypore International, Inc.

Condensed consolidated statements of income

(unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales	$165,539	$152,020	$493,162	$466,858
Cost of goods sold	112,036	104,389	322,505	309,606
Gross profit	53,503	47,631	170,657	157,252
Selling, general and administrative expenses	34,999	33,260	109,362	96,390
Operating income	18,504	14,371	61,295	60,862
Other (income) expense:
Interest expense, net	3,328	9,919	18,561	29,631
Foreign currency and other	(4,406)	601	(5,568)	902
Costs related to purchase of 7.5% senior notes	—	—	24,937	—
Write-off of loan acquisition costs and other expenses associated with refinancing of senior credit agreement	—	—	1,148	—
	(1,078)	10,520	39,078	30,533
Income from continuing operations before income taxes	19,582	3,851	22,217	30,329
Income taxes	6,157	(894)	4,399	7,030
Income from continuing operations	13,425	4,745	17,818	23,299
Income (loss) from discontinued operations, net of income taxes	(327)	2,514	(655)	8,822
Net income	13,098	7,259	17,163	32,121
Less: Net income attributable to noncontrolling interest	409	240	962	641
Net income attributable to Polypore International, Inc.	$12,689	$7,019	$16,201	$31,480

Net income attributable to Polypore International, Inc.:
Income from continuing operations	$13,016	$4,505	$16,856	$22,658
Income (loss) from discontinued operations	(327)	2,514	(655)	8,822
Net income attributable to Polypore International, Inc.	$12,689	$7,019	$16,201	$31,480

Net income attributable to Polypore International, Inc. per share - basic:
Continuing operations	$0.29	$0.10	$0.38	$0.50
Discontinued operations	(0.01)	0.06	(0.02)	0.19
Net income attributable to Polypore International, Inc. per share	$0.28	$0.16	$0.36	$0.69

Net income attributable to Polypore International, Inc. per share - diluted:
Continuing operations	$0.29	$0.10	$0.37	$0.49
Discontinued operations	(0.01)	0.05	(0.01)	0.19
Net income attributable to Polypore International, Inc. per share	$0.28	$0.15	$0.36	$0.68

Weighted average shares outstanding - basic	44,688,921	44,748,071	44,819,952	45,877,092
Weighted average shares outstanding - diluted	45,337,707	45,386,263	45,420,185	46,526,755

See notes to condensed consolidated financial statements

Polypore International, Inc.

Condensed consolidated statements of comprehensive income (loss)

(unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income	$13,098	$7,259	$17,163	$32,121
Other comprehensive income (loss):
Foreign currency translation adjustment	(16,193)	8,631	(16,578)	2,922
Change in net actuarial loss and prior service credit	1,215	(712)	1,397	(73)
Unrealized gain on interest rate swap	958	—	958	—
Income taxes related to other comprehensive income (loss)	(351)	(415)	(179)	77
Other comprehensive income (loss)	(14,371)	7,504	(14,402)	2,926
Comprehensive income (loss)	(1,273)	14,763	2,761	35,047
Less: Comprehensive income attributable to noncontrolling interest	411	262	919	787
Comprehensive income (loss) attributable to Polypore International, Inc.	$(1,684)	$14,501	$1,842	$34,260

See notes to condensed consolidated financial statements

Polypore International, Inc.

Condensed consolidated statements of cash flows

(unaudited)

	Nine Months Ended
(in thousands)	September 27, 2014	September 28, 2013
Operating activities:
Net income	$17,163	$32,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	33,155	34,350
Amortization expense	8,345	8,892
Amortization of loan acquisition costs	1,419	1,855
Stock-based compensation	17,431	14,194
Loss on disposal of property, plant and equipment	141	948
Foreign currency (gain) loss	(3,096)	1,076
Deferred income taxes	(9,800)	(3,201)
Costs related to purchase of 7.5% senior notes	24,937	—
Write-off of loan acquisition costs and other expenses associated with refinancing of senior credit agreement	1,148	—
Changes in operating assets and liabilities:
Accounts receivable	(7,713)	18,154
Inventories	4,780	1,867
Prepaid and other current assets	1,631	10,672
Accounts payable and accrued liabilities	(11,766)	4,839
Income taxes payable	103	(446)
Other, net	5,160	2,332
Net cash provided by operating activities	83,038	127,653
Investing activities:
Purchases of property, plant and equipment, net	(17,520)	(19,778)
Net cash used in investing activities	(17,520)	(19,778)
Financing activities:
Proceeds from new senior credit agreement	500,000	—
Principal payments in connection with refinancing of senior credit agreement	(273,750)	—
Purchase of 7.5% senior notes	(385,542)	—
Loan acquisition costs	(4,080)	—
Principal payments on debt	(13,750)	(15,000)
Proceeds from revolving credit facility	114,000	54,200
Payments on revolving credit facility	(108,000)	(89,200)
Repurchases of common stock	(20,327)	(80,668)
Proceeds from stock option exercises	1,035	2,039
Contributions from noncontrolling interest.	—	1,330
Net cash used in financing activities	(190,414)	(127,299)
Effect of exchange rate changes on cash and cash equivalents	(3,416)	1,464
Net decrease in cash and cash equivalents	(128,312)	(17,960)
Cash and cash equivalents at beginning of period	163,423	44,873
Cash and cash equivalents at end of period	$35,111	$26,913

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries after elimination of intercompany accounts and transactions.  The unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, the unaudited condensed consolidated financial statements and notes do not contain certain information included in the Company’s annual financial statements. In the opinion of management, all normal and recurring adjustments that are necessary for a fair presentation have been made. Certain amounts previously presented in the condensed consolidated financial statements for prior periods have been reclassified to conform to current classifications. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013. Operating results for the three and nine months ended September 27, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2015.

On December 19, 2013, the Company completed the sale of its Microporous business. The results of operations from this business have been presented as discontinued operations. All disclosures and amounts in the notes to the condensed consolidated financial statements relate to the Company’s continuing operations, unless otherwise indicated.

2.             Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that this standard will have on its consolidated financial statements and related disclosures.

3.             Inventories

Inventories are carried at the lower of cost or market using the first-in, first-out method of accounting and consist of:

(in thousands)	September 27, 2014	December 28, 2013
Raw materials	$37,606	$39,357
Work-in-process	16,037	22,079
Finished goods	51,633	52,424
	$105,276	$113,860

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

4.             Debt

Debt, in order of priority, consists of:

(in thousands)	September 27, 2014	December 28, 2013
Senior credit agreement:
Revolving credit facility	$6,000	$—
Term loan facility	493,750	281,250
	499,750	281,250
7.5% senior notes	—	365,000
	499,750	646,250
Less current portion	31,000	16,875
Long-term debt	$468,750	$629,375

On April 8, 2014, the Company entered into a new senior secured credit agreement that provides for a $150,000,000 revolving credit facility and a $500,000,000 term loan facility. At that date, the Company used cash on hand, proceeds from the initial draw of $100,000,000 under the new term loan facility and borrowings of $33,000,000 under the new revolving credit facility to pay all outstanding principal and interest under the previous senior secured credit agreement and loan acquisition costs. The Company incurred loan acquisition costs of approximately $4,080,000, of which $3,944,000 was capitalized and will be amortized over the life of the new credit agreement. The Company wrote off unamortized loan acquisition costs of $1,012,000 associated with the previous credit agreement.

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

The new credit agreement matures in April 2019, is guaranteed by the Company’s domestic subsidiaries and is secured by substantially all assets of the Company and its domestic subsidiaries and a first priority pledge of 65% of the voting capital stock of its foreign subsidiaries. Interest rates are equal to, at the Company’s option, either an alternate base rate or the Eurocurrency base rate, plus a specified margin. The Company’s ability to pay dividends on its common stock is limited under the terms of the credit agreement. The Company is also subject to certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio, each of which the Company was in compliance with as of September 27, 2014.

At September 27, 2014, the Company had $6,000,000 outstanding under the revolving credit facility and $144,000,000 available for borrowing. The revolving credit facility matures in April 2019. The Company intends to pay back outstanding borrowings under the revolving credit facility within the next twelve months and, accordingly, has included these borrowings in “Current portion of debt” in the accompanying condensed consolidated balance sheets.

Remaining minimum scheduled principal repayments of the term loan facility are as follows:

(in thousands)
2014	$6,250
2015	25,000
2016	31,250
2017	43,750
2018	62,500
2019	325,000
$493,750

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

5.             Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, long-term debt and an interest rate swap. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values due to the short-term maturities of these assets and liabilities. The carrying amount of borrowings under the senior credit agreement approximates fair value because the interest rates adjust to market interest rates. The Company measures the fair value of the interest rate swap on a recurring basis. See Note 6, “Derivative Instruments and Hedging Activities,” for related interest rate swap disclosures.

6.             Derivative Instruments and Hedging Activities

The Company may use certain derivative instruments to manage interest rate risk. Its principal objective is to reduce significant, unanticipated earnings fluctuations and cash flow variability that may arise from volatility in interest rates.  In August 2014, the Company entered into a forward-starting interest rate swap to pay a fixed interest rate of 1.9% and receive one-month LIBOR on a notional amount of $250,000,000 from its effective date of July 31, 2015 through its expiration on April 8, 2019.  The interest rate swap economically converts a portion of the Company’s LIBOR-based, variable-rate debt into fixed-rate debt.  Under the contract, the Company agrees with a counterparty to exchange, at specified intervals, the difference between floating- and fixed-rate interest payments on the notional amount.  The interest rate swap has been designated as a cash flow hedge and is recorded at fair value in the accompanying condensed consolidated balance sheets with changes in fair value, net of income taxes, recorded in accumulated other comprehensive income (loss) to the extent that the hedge is effective.  The Company will record pre-tax gains or losses reclassified from accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense in the periods when the hedged interest payments occur.

The interest rate swap is recorded in the condensed consolidated balance sheets as follows:

(in thousands)	Balance Sheet Location	September 27, 2014	December 28, 2013
Interest rate swap (current portion)	Accrued liabilities	$(621)	$—
Interest rate swap (non-current portion)	Other assets	1,579	—
Total fair value of interest rate swap		$958	$—

The fair value of the interest rate swap is determined using inputs other than the quoted prices in active markets that are observable either directly or indirectly (level two in the fair value hierarchy).  The Company’s calculation is derived from a discounted cash flow analysis based on the terms of the contract and the observable market interest rate curve, taking into consideration the risk of nonperformance, including counterparty credit risk.

Cash flow hedge activity, net of income taxes, within accumulated other comprehensive income (loss) included:

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Beginning balance	$—	$—	$—	$—

Hedging gain before reclassifications	607	—	607	—
Amount reclassified into earnings	—	—	—	—
Other comprehensive income	607	—	607	—

Ending balance	$607	$—	$607	$—

The estimated loss, net of income taxes, expected to be reclassified out of accumulated other comprehensive income (loss) into earnings during the next twelve months is approximately $393,000.

In order to qualify for hedge accounting, a specified level of hedge effectiveness between the derivative instrument and the item being hedged must exist at inception and throughout the hedged period. The Company must also formally document the nature of and relationship between the derivative instrument and the hedged item, as well as its risk management objective and strategy for undertaking the hedge transaction, and the method of assessing hedge effectiveness. For a hedge of a forecasted transaction, the significant characteristics and expected term of the forecasted transaction must be specifically identified, and it must be probable that the forecasted transaction will occur. If it is no longer probable that the hedged forecasted transaction will occur, the Company would recognize the gain or loss related to the derivative instrument in earnings. No derivative gains or losses, related to either ineffectiveness or to amounts excluded from effectiveness testing, were recognized in net income during the periods presented.

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

When the Company uses derivative instruments, it is exposed to credit and market risks. Credit risk exists when a counterparty to a derivative contract might fail to fulfill its performance obligations under the contract. The Company minimizes its credit risk by entering into transactions with counterparties with high quality, investment-grade credit ratings, as well as limiting the amount of exposure with each counterparty and regularly monitoring its financial condition. The Company’s interest rate swap is governed by a standard International Swaps and Derivatives Association master agreement. Market risk exists when the value of a derivative instrument might be adversely affected by changes in market conditions and interest rates. The Company manages market risk by limiting the type of derivative instruments and strategies it uses and the degree of market risk that it plans to hedge through the use of derivative instruments.  As a matter of policy, the Company does not use derivative instruments for trading or speculative purposes.

7.             Income Taxes

The income tax provision for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis. Income taxes recorded in the financial statements differ from the federal statutory income tax rate due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates and changes in estimates of permanent differences and valuation allowances. During the nine months ended September 27, 2014, the Company’s income tax provision was also impacted by a $9,569,000 tax benefit in the second quarter related to expenses associated with the refinancing of its senior credit agreement and purchase of its 7.5% senior notes. During the nine months ended September 28, 2013, the Company’s income tax provision was impacted by a net tax benefit in the third quarter due to the reversal of a $1,697,000 reserve related to the completion of a tax audit. These were both considered discrete events for interim income tax provision purposes.

8.             Pension Plans

The Company and its subsidiaries sponsor multiple defined benefit pension plans based in subsidiaries located outside of the United States. The following table provides the components of net periodic benefit cost:

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Service cost	$509	$562	$1,558	$1,680
Interest cost	1,046	1,130	3,206	3,371
Expected return on plan assets	(106)	(192)	(324)	(572)
Amortization of prior service credit	(31)	(13)	(95)	(39)
Recognized net actuarial loss	260	434	798	1,293
Net periodic benefit cost	$1,678	$1,921	$5,143	$5,733

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

In connection with the acquisition of Membrana GmbH (“Membrana”) in 2002, the Company recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for the Company to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve were included in the allocation of purchase price at the date of acquisition. The environmental reserve for the Membrana facility, which is denominated in euros, was $1,062,000 and $2,882,000 at September 27, 2014 and December 28, 2013, respectively. The Company anticipates the expenditures associated with the reserve will be made in the next twelve months. The reserve is included in “Accrued liabilities” in the accompanying condensed consolidated balance sheets.

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

10.          Treasury Stock

In May 2014, the Board of Directors authorized the repurchase of up to 4,500,000 shares of the Company’s common stock. The share repurchase program has no expiration date. During the nine months ended September 27, 2014, the Company repurchased 450,000 shares of common stock for $20,004,000. In 2013, the Board of Directors authorized the repurchase of up to 4,000,000 shares of the Company’s common stock by December 31, 2013. The Company repurchased 2,000,000 shares of common stock under this authorization, all of which were purchased for $80,343,000 in the nine months ended September 28, 2013.

The Company repurchased shares of common stock to satisfy certain employees’ statutory withholding tax liabilities for $323,000 and $325,000 during the nine months ended September 27, 2014 and September 28, 2013, respectively, related to restricted stock grants.

11.          Related Party Transactions

The Company’s German subsidiary has a 33% equity investment in a patent and trademark service provider and a 25% equity investment in a research company. The investments are accounted for under the equity method of accounting and were $626,000 and $676,000 at September 27, 2014 and December 28, 2013, respectively. Charges from the affiliates for work performed were $880,000 and $1,665,000 for the three and nine months ended September 27, 2014, respectively. Charges from the affiliates for work performed were $384,000 and $1,043,000 for the three and nine months ended September 28, 2013, respectively.  Amounts due to the affiliates were $173,000 and $254,000 at September 27, 2014 and December 28, 2013, respectively.

12.          Noncontrolling Interest

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

Daramic Xiangyang has notes payable to Camel and the Company for the purchase of certain assets. The notes payable and related interest will be paid by Daramic Xiangyang using available free cash flow, as defined in the joint venture agreement. The note payable to Camel had a principal balance of $10,348,000 and $5,910,000 at September 27, 2014 and December 28, 2013, respectively, and is included in “Other” non-current liabilities in the accompanying condensed consolidated balance sheets. The note payable to the Company eliminates in consolidation.

13.          Stock-Based Compensation Plans

The Company offers stock-based compensation plans to attract, retain, motivate and reward key officers, non-employee directors and employees. Stock-based compensation expense was $5,921,000 and $17,431,000 for the three and nine months ended September 27, 2014, respectively, and $4,897,000 and $14,194,000 for the three and nine months ended September 28, 2013, respectively. The income tax benefit related to stock-based compensation expense was $2,114,000 and $6,223,000 for the three and nine months ended September 27, 2014, respectively, and $1,740,000 and $5,044,000 for the three and nine months ended September 28, 2013, respectively. Stock-based compensation expense includes costs associated with stock options and restricted stock and is classified as “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of income.

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

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

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

Financial information relating to the reportable segments is presented below:

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales to external customers (by major product group):
Electronics and EDVs	$32,876	$27,769	$94,634	$94,358
Transportation and industrial	81,216	76,453	242,980	232,906
Energy storage	114,092	104,222	337,614	327,264
Healthcare	32,480	29,141	97,436	88,684
Filtration and specialty	18,967	18,657	58,112	50,910
Separations media	51,447	47,798	155,548	139,594
Net sales	$165,539	$152,020	$493,162	$466,858
Operating income:
Electronics and EDVs	$4,632	$2,792	$11,506	$11,929
Transportation and industrial	18,224	16,223	52,539	49,264
Energy storage	22,856	19,015	64,045	61,193
Separations media	10,448	9,587	44,616	38,932
Corporate and other	(7,515)	(8,443)	(24,402)	(21,888)
Segment operating income	25,789	20,159	84,259	78,237
Stock-based compensation	5,921	4,897	17,431	14,194
Non-recurring and other costs	1,364	891	5,533	3,181
Total operating income	18,504	14,371	61,295	60,862
Reconciling items:
Interest expense, net	3,328	9,919	18,561	29,631
Foreign currency and other	(4,406)	601	(5,568)	902
Costs related to purchase of 7.5% senior notes	—	—	24,937	—
Write-off of loan acquisition costs and other expenses associated with refinancing of senior credit agreement	—	—	1,148	—
Income from continuing operations before income taxes	$19,582	$3,851	$22,217	$30,329

Depreciation and amortization:
Electronics and EDVs	$4,390	$4,415	$13,093	$13,211
Transportation and industrial	2,955	2,799	8,742	8,469
Energy storage	7,345	7,214	21,835	21,680
Separations media	3,658	3,492	11,119	10,419
Corporate and other	2,844	2,815	8,546	8,451
Discontinued operations	—	911	—	2,692
	$13,847	$14,432	$41,500	$43,242

Polypore International, Inc.

Notes to condensed consolidated financial statements

(unaudited)

15.          Discontinued Operations

On December 19, 2013, the Company completed the sale of its Microporous business, which consisted of the production facilities in Piney Flats, Tennessee, and Feistritz, Austria, for $120,000,000.  The Company recognized a gain on sale of $35,200,000, net of direct transaction costs and income taxes, of which $35,855,000 was recognized in the fourth quarter of 2013.  The initial gain was subsequently reduced by $328,000 in the second quarter of 2014, as a result of the finalization of the working capital adjustment, and by $327,000 in the third quarter of 2014, related to the finalization of income taxes associated with the sale.  Microporous was previously included in the transportation and industrial segment. The results of operations from this business are classified as discontinued operations and are presented separately in the accompanying condensed consolidated statements of operations for all periods presented, summarized as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales	$—	$18,560	$—	$54,505
Income (loss) from discontinued operations before income taxes	—	4,159	(518)	13,954
Income (loss) from discontinued operations, net of income taxes	(327)	2,514	(655)	8,822

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

The following discussion includes financial information prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), as well as segment operating income, which is considered a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of financial performance that excludes amounts that are included in the most directly comparable measure calculated and presented in accordance with U.S. GAAP. The presentation of segment operating income is intended to supplement investors’ understanding of our operating performance and is not intended to replace net income as determined in accordance with U.S. GAAP. Segment operating income is defined as operating income before stock-based compensation and certain non-recurring and other costs and is used by management to evaluate business segment performance and allocate resources. See Note 14, “Segment Information,” in the accompanying condensed consolidated financial statements for a reconciliation of segment operating income to income from continuing operations before income taxes.

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

In 2014, we entered into long-term supply agreements with Samsung SDI Co., Ltd. (“Samsung”) and Panasonic Automotive and Industrial Division (“Panasonic”), respectively, that include guaranteed purchase and supply volume requirements and volume-based price incentives.  The Samsung agreement has an initial four-year term with a two-year extension provision and the Panasonic agreement has a five-year term. We believe that these agreements highlight the value of our capacity investments and proven industry-leading products and technology.

We have patent-protected ceramic coating technology in which interest and usage is growing in both EDV and consumer electronics applications. We believe that this technology has value for current and future customers, and we have enforced and intend to continue to enforce our intellectual property rights around this and other patent-protected technology. In December 2013, we signed a technology licensing agreement with Sumitomo Chemical Co., Ltd. (“Sumitomo”). In January 2014, we filed a complaint against LG Chem. Ltd. (“LG”) alleging infringement of our patent covering ceramic coating technology. In July 2014, the United States District Court for the Western District of North Carolina granted a motion for a preliminary injunction against LG relating to patent infringement of our ceramic coating technology, although the court has stayed enforcement of the injunction pending appeal.  We believe that the recently signed long-term supply agreements, the licensing agreement with Sumitomo and the preliminary injunction against LG confirm our ability to provide certainty of supply for high-growth applications like EDVs and ESS and the value of our technology and intellectual property.

We believe the long-term demand drivers for our products—consumer demand for mobility, regulations for better fuel efficiency and lower CO2 emissions, conversion from nickel metal hydride to lithium battery technology in hybrids, concerns about access to petroleum, efforts to reduce pollution, and increasing transportation needs in developing countries—remain intact. While consumer electronics applications have attractive long-term market growth trends, EDV and ESS applications represent our most significant growth opportunity and the long-term outlook continues to be positive.  Based on industry forecasts and industry studies, the use of lithium technology in EDV applications is expected to grow at a compound annual growth rate in excess of 40% through 2020 on an energy capacity basis.  Many factors influence membrane separator usage in lithium batteries, but because many new applications are incorporating large-format lithium batteries that require much greater membrane separator volume per battery, we believe that membrane separator growth will exceed battery unit sales growth and, although not perfectly correlated, will more closely approximate the growth rate in energy capacity.  We believe the electrification of the worldwide fleet of vehicles is just beginning, from hybrids to plug-ins to full battery electric vehicles, including automobiles, buses, taxis and commercial fleet vehicles. We believe our dry process products continue to be the preferred product in large-format lithium batteries for EDVs and ESS. We are currently working with existing and new customers on next-generation batteries, which is important considering the long lead times required to become qualified for EDV applications. EDV and ESS are emerging market applications and are being adopted around the world in many forms. We are qualified on more than fifty EDV models and have field-proven products, significant production capacity already in place, technical advantages, low-cost manufacturing capabilities and intellectual property around ceramic coatings for lithium battery separators. We believe the factors that influenced our decision to expand capacity remain valid, and we continue to expect significant sales growth and utilization of our current production capacity as the EDV market develops and as ESS experiences more meaningful adoption. Although the long-term growth drivers are positive for these applications, short-term fluctuations in demand can be expected in the early stages of adoption while initial penetration rates are low. Given the high separator content for these applications and the potential size of these markets, small changes in end-market demand can have a significant impact on our business.

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

For filtration and specialty applications, we produce a wide range of membranes and membrane-based elements for micro-, ultra- and nanofiltration and gasification/degasification of liquids. Micro-, ultra- and nanofiltration membrane element market growth is being driven by several factors, including end-market growth in applications such as water treatment and pharmaceutical processing, displacement of conventional filtration media by membrane filtration due to the membranes’ superior cost and performance attributes, and increasing purity requirements in industrial and other applications.

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

Results of operations

The following table sets forth, for the periods indicated, certain operating data in amount and as a percentage of net sales:

			Percentage of Net Sales
	Three Months Ended		Three Months Ended
($’s in millions)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales	$165.5	$152.0	100.0%	100.0%

Gross profit	53.5	47.6	32.3	31.3
Selling, general and administrative expenses	35.0	33.2	21.1	21.8
Operating income	18.5	14.4	11.2	9.5
Interest expense, net	3.3	9.9	2.0	6.5
Other	(4.4)	0.6	(2.6)	0.4
Income from continuing operations before income taxes	19.6	3.9	11.8	2.6
Income taxes	6.2	(0.9)	3.7	(0.6)
Income from continuing operations	$13.4	$4.8	8.1%	3.2%

			Percentage of Net Sales
	Nine Months Ended		Nine Months Ended
($’s in millions)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales	$493.2	$466.9	100.0%	100.0%

Gross profit	170.7	157.3	34.6	33.7
Selling, general and administrative expenses	109.4	96.4	22.2	20.7
Operating income	61.3	60.9	12.4	13.0
Interest expense, net	18.6	29.6	3.8	6.3
Costs related to purchase of 7.5% senior notes	24.9	—	5.0	—
Write-off of loan acquisition costs and other expenses associated with refinancing of senior credit agreement	1.1	—	0.2	—
Other	(5.6)	1.0	(1.1)	0.2
Income from continuing operations before income taxes	22.3	30.3	4.5	6.5
Income taxes	4.4	7.0	0.9	1.5
Income from continuing operations	$17.9	$23.3	3.6%	5.0%

Comparison of the three months ended September 27, 2014 with the three months ended September 28, 2013

Net sales.  Net sales for the three months ended September 27, 2014 were $165.5 million, an increase of $13.5 million, or 8.9%, from the same period in the prior year, as sales were higher across all segments. See “Financial reporting segments” below for more information.

Gross profit.  Gross profit for the three months ended September 27, 2014 was $53.5 million, an increase of $5.9 million from the same period in the prior year due to higher sales across all segments. Gross profit margin was 32.3%, as compared to 31.3% in the prior year. See “Financial reporting segments” below for more information.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the three months ended September 27, 2014 were $35.0 million, an increase of $1.8 million from the same period in the prior year primarily due to a $1.0 million increase in stock-based compensation expense and a $0.9 million increase in litigation costs associated with patent enforcement, partially offset by a $0.9 million decrease in performance-based incentive compensation expense. Selling, general and administrative expenses were 21.1% of consolidated net sales, as compared to 21.8% for the same period in the prior year.

Segment operating income.  Segment operating income, which excludes stock-based compensation and certain non-recurring and other costs, was $25.8 million, an increase of $5.6 million from the same period in the prior year due to higher sales across all segments. Segment operating income margin was 15.6%, as compared to 13.3% for the same period in the prior year.  See “Financial reporting segments” below for more information.

Interest expense.  Interest expense for the three months ended September 27, 2014 was $3.3 million, a decrease of $6.6 million from the same period in the prior year. The decrease was the result of the debt reduction and refinancing transactions that were completed during the second quarter of 2014.

Income taxes.  The income tax provision for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis.  Income taxes recorded in the financial statements differ from the federal statutory income tax rate due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates and changes in estimates of permanent differences and valuation allowances. The applicable statutory income tax rates in the jurisdictions in which we operate range from 0% to 39%. During the three months ended September 28, 2013, we recognized a net tax benefit due to the reversal of a $1.7 million reserve related to the completion of a tax audit, which was considered a discrete event for interim income tax provision purposes.

The components of our effective tax rate were as follows:

	Three Months Ended
	September 27, 2014	September 28, 2013
U.S. federal statutory rate	35.0%	35.0%
State income taxes	0.2	(0.1)
Mix of income in taxing jurisdictions	(7.2)	(0.5)
Completion of tax audit and other	3.4	(57.6)
Total effective tax rate	31.4%	(23.2)%

Comparison of the nine months ended September 27, 2014 with the nine months ended September 28, 2013

Net sales.  Net sales for the nine months ended September 27, 2014 were $493.2 million, an increase of $26.3 million, or 5.6%, from the same period in the prior year due to higher sales in the transportation and industrial and separations media segments, as well as the positive impact of foreign currency translation of $3.0 million. See “Financial reporting segments” below for more information.

Gross profit.  Gross profit for the nine months ended September 27, 2014 was $170.7 million, an increase of $13.4 million from the same period in the prior year due to higher sales in the transportation and industrial and separations media segments. Gross profit margin was 34.6%, as compared to 33.7% in the prior year. See “Financial reporting segments” below for more information.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the nine months ended September 27, 2014 were $109.4 million, an increase of $13.0 million from the same period in the prior year, primarily due to a $4.0 million increase in litigation costs associated with patent enforcement, a $3.2 million increase in stock-based compensation expense and a $1.4 million increase in performance-based incentive compensation expense.  Selling, general and administrative expenses were 22.2% of consolidated net sales, as compared to 20.7% for the same period in the prior year.

Segment operating income.  Segment operating income, which excludes stock-based compensation and certain non-recurring and other costs, was $84.3 million, an increase of $6.1 million from the same period in the prior year due to higher sales in the transportation and industrial and separations media segments. Segment operating income margin was 17.1%, as compared to 16.7% for the same period in the prior year. See “Financial reporting segments” below for more information.

Interest expense.  Interest expense for the nine months ended September 27, 2014 was $18.6 million, a decrease of $11.0 million from the same period in the prior year.  The decrease was the result of the debt reduction and refinancing transactions that were completed during the second quarter of 2014.

Income taxes.  The income tax provision for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis.  Income taxes recorded in the financial statements differ from the federal statutory income tax rate due to a variety of factors, including state income taxes, the mix of income between

U.S. and foreign jurisdictions taxed at varying rates and changes in estimates of permanent differences and valuation allowances. The applicable statutory income tax rates in the jurisdictions in which we operate range from 0% to 39%. During the nine months ended September 27, 2014, our effective tax rate was also impacted by a $9.6 million tax benefit in the second quarter related to costs incurred in connection with the refinancing of our senior credit agreement and purchase of our 7.5% senior notes. During the nine months ended September 28, 2013, the effective tax rate was impacted by the reversal of a $1.7 million reserve in the third quarter related to the completion of a tax audit. These were both considered discrete events for interim income tax provision purposes.

The components of our effective tax rate were as follows:

	Nine Months Ended
	September 27, 2014	September 28, 2013
U.S. federal statutory rate	35.0%	35.0%
State income taxes	0.2	(0.1)
Mix of income in taxing jurisdictions	(7.2)	(0.8)
Costs associated with debt reduction and refinancing	(9.1)	—
Completion of tax audit and other	0.9	(10.9)
Total effective tax rate	19.8%	23.2%

Discontinued operations

On December 19, 2013, we completed the sale of our Microporous business, which consisted of the production facilities in Piney Flats, Tennessee, and Feistritz, Austria, for $120.0 million. We recognized a gain on sale of $35.2 million, net of direct transaction costs and income taxes. Microporous was previously included in the transportation and industrial segment. The results of operations from this business are classified as discontinued operations and are excluded from continuing operations and segment results for the three and nine months ended September 27, 2014 and September 28, 2013.

Financial reporting segments

Electronics and EDVs

Comparison of the three months ended September 27, 2014 with the three months ended September 28, 2013

Net sales.  Net sales for the three months ended September 27, 2014 were $32.9 million, an increase of $5.1 million, or 18.3%, from the same period in the prior year. Net sales increased 26.9% due to higher sales volumes, as growth in sales into EDV applications was partially offset by lower sales into consumer electronics applications. Sales volumes into EDV applications increased due to growth with current customers more than offsetting the $2.9 million decline attributable to LG.  We have had no sales to LG since the third quarter of 2013.  EDV applications represent our most significant growth opportunity, and the long-term outlook continues to be positive, given that we are qualified on more than fifty EDV models and have field-proven products, significant production capacity already in place, technical advantages, low-cost manufacturing capabilities and intellectual property around ceramic coatings for lithium battery separators.  For consumer electronics applications, we are working on new projects and development opportunities, but we cannot currently predict when or if sales volumes into consumer electronics applications will improve. Net sales decreased by 8.6% due to changes in price/customer mix, reflecting the impact of recently signed long-term supply agreements, which include purchase commitments and lower pricing. Pricing for lithium battery separators is generally volume-based, with a pricing benefit for higher volume contractual purchase commitments.

Segment operating income.  Segment operating income was $4.6 million, an increase of $1.8 million from the same period in the prior year. Segment operating income margin was 14.0%, as compared to 10.1% for the same period in the prior year. The increase in segment operating income margin was due to higher sales. The key drivers of operating income and operating income margin are sales and the amount of fixed costs relative to sales. Because of the increase in sales with no significant change in fixed costs, operating income and operating income margin increased.

Comparison of the nine months ended September 27, 2014 with the nine months ended September 28, 2013

Net sales.  Net sales for the nine months ended September 27, 2014 were $94.6 million, as compared to $94.4 million for the same period in the prior year.  Net sales increased by 6.4% due to higher sales volumes, as growth in sales into EDV applications was partially offset by lower sales into consumer electronics applications.  Sales volumes into EDV applications increased due to growth with current customers more than offsetting the $22.5 million decline attributable to LG.  We have had no sales to LG since the third quarter of 2013.  EDV applications represent our most significant growth opportunity and the long-term outlook continues to be positive, given that we are qualified on more than fifty EDV models and have field-proven products, significant production capacity already in place, technical advantages, low-cost manufacturing capabilities and intellectual property around ceramic coatings for lithium battery separators. For consumer electronics applications, we are working on new projects and development opportunities, but we cannot currently predict when or if sales volumes into these applications will improve.  Net sales decreased by 6.2% due to changes in price/customer mix, reflecting the impact of recently signed long-term supply agreements, which include purchase commitments and lower pricing. Pricing for lithium battery separators is generally volume-based, with a pricing benefit for higher volume contractual purchase commitments.

Segment operating income.  Segment operating income was $11.5 million, as compared to $11.9 million for the same period in the prior year. Segment operating income margin was 12.2%, as compared to 12.6% in the prior year. The key drivers of operating income and operating income margin are sales and the amount of fixed costs relative to sales, which were consistent in the current and prior year. Net sales were $94.6 million, or 32% of our total production capacity in terms of sales, in the nine months ended September 27, 2014, which is consistent with the same period of the prior year. There were no changes in production capacity in 2014 as compared to 2013. In 2014 and 2013, excluding the final phase of expansion at our Concord facility, which will be completed, qualified and ramped up as demand develops, we had total production capacity sufficient to generate approximately $400.0 million in annual lithium battery separator sales, depending on the mix of products and grades produced.

Transportation and Industrial

Comparison of the three months ended September 27, 2014 with the three months ended September 28, 2013

Net sales.  Net sales for the three months ended September 27, 2014 were $81.2 million, an increase of $4.8 million, or 6.3%, from the same period in the prior year, with higher sales in Asia, partially offset by lower sales in the Americas.

Segment operating income.  Segment operating income was $18.2 million, an increase of $2.0 million from the same period in the prior year.  Segment operating income margin was 22.4%, as compared to 21.2% for the same period in the prior year.  The increase in segment operating income margin was due to production efficiencies.

Comparison of the nine months ended September 27, 2014 with the nine months ended September 28, 2013

Net sales.  Net sales for the nine months ended September 27, 2014 were $243.0 million, an increase of $10.1 million, or 4.3%, from the same period in the prior year, with higher sales in Asia and Europe, partially offset by lower sales in the Americas.

Segment operating income.  Segment operating income was $52.5 million, an increase of $3.2 million from the same period in the prior year.  Segment operating income margin was 21.6%, consistent with 21.2% in the prior year.

Separations Media

Comparison of the three months ended September 27, 2014 with the three months ended September 28, 2013

Net sales.  Net sales for the three months ended September 27, 2014 were $51.4 million, an increase of $3.6 million, or 7.5%, from the same period in the prior year, due to higher sales in both healthcare and filtration and specialty products.

Segment operating income.  Segment operating income was $10.5 million, an increase of $0.9 million from the same period in the prior year.  Segment operating income margin was 20.4%, consistent with 20.1% in the prior year.  Segment operating income margins can fluctuate between quarters due to production timing and mix, but are expected to be relatively consistent to the prior year on an annual basis.

Comparison of the nine months ended September 27, 2014 with the nine months ended September 28, 2013

Net sales.  Net sales for the nine months ended September 27, 2014 were $155.6 million, an increase of $16.0 million, or 11.5%, from the same period in the prior year, due to higher sales in both healthcare and filtration and specialty products, as well as the positive impact of foreign currency translation of $3.3 million.

Segment operating income.  Segment operating income was $44.7 million, an increase of $5.8 million from the same period in the prior year.  Segment operating income margin was 28.7%, as compared to 27.9% in the prior year.  Segment operating income margins can fluctuate between quarters due to product mix and production timing, but are expected to be relatively consistent to the prior year on an annual basis.

Corporate and other costs

Corporate and other costs include costs associated with the corporate office and other costs that are not allocated to the reportable segments for segment reporting purposes, including amortization of identified intangible assets and performance-based incentive compensation.

Comparison of the three months ended September 27, 2014 with the three months ended September 28, 2013

Corporate and other costs for the three months ended September 27, 2014 were $7.5 million, a decrease of $0.9 million from the same period in the prior year, primarily due to lower performance-based incentive compensation expense.

Comparison of the nine months ended September 27, 2014 with the nine months ended September 28, 2013

Corporate and other costs for the nine months ended September 27, 2014 were $24.4 million, an increase of $2.5 million from the same period in the prior year, primarily due to higher performance-based incentive compensation expense.

Foreign operations

As of September 27, 2014, we manufactured our products at 15 strategically located facilities in the U.S., Europe and Asia. Net sales from foreign locations were $314.4 million (63.7% of consolidated sales) and $296.5 million (63.5% of consolidated sales) for the nine months ended September 27, 2014 and September 28, 2013, respectively. In the electronics and EDVs segment, we primarily produce in the U.S. for customers located in Asia. The majority of sales from foreign production facilities are attributable to the transportation and industrial and separations media segments. In the transportation and industrial segment, we have production facilities in the U.S., Europe and Asia and generally produce in the same geographic region that we sell, though we do export some production from U.S. and European facilities to meet growing demand in Asia. In the separations media segment, the majority of production is at our manufacturing facility in Germany and sales are made to customers worldwide. Operating results generated by production facilities within business segments were not significantly impacted by differences in economic, regulatory, geographic or other competitive factors.

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

Liquidity and capital resources

Cash and cash equivalents decreased by $128.3 million during the nine months ended September 27, 2014, as we used cash on hand and cash generated from operations to fund capital expenditures, reduce and refinance our debt and repurchase shares of our common stock.

Operating activities.  Net cash provided by operating activities was $83.0 million in the nine months ended September 27, 2014, consisting of cash generated from operations of $90.8 million, partially offset by changes in operating assets and liabilities. Accounts receivable increased due to higher sales and the timing of cash receipts, and days sales outstanding was consistent with prior year-end. We have not experienced significant changes in accounts receivable aging or customer payment terms and believe that we have adequately provided for potential bad debts. Inventory decreased from prior year-end, and days in ending inventory decreased by approximately 11%.  Inventory levels are impacted by production schedules and expected future customer demand, which is based on a number of factors, including discussions with customers, customer forecasts and industry and economic trends. Inventory is generally not subject to obsolescence and does not have a shelf life, and we do not believe there is a significant risk of inventory impairment.  Accounts payable and accrued liabilities decreased primarily due to lower accrued interest as the result of our debt reduction and refinancing transactions that were completed during the second quarter of 2014, as well as the timing of payments.

Investing activities.  Capital expenditures were $17.5 million and $19.8 million in the nine months ended September 27, 2014 and September 28, 2013, respectively. We currently estimate capital expenditures for fiscal 2014 to be approximately $40.0 million. As of September 27, 2014, we had $147.7 million of construction in progress, primarily related to capacity expansions in the electronics and EDVs segment, portions of which will be completed, qualified and ramped up over time as market demand develops.

Financing activities.   During the nine months ended September 27, 2014, financing activities consisted of reducing and refinancing our debt and repurchasing common stock.

During the second quarter of 2014, we completed a debt reduction and refinancing, using cash on hand and borrowings under the new senior credit agreement to repay all outstanding obligations under our previous senior credit agreement, redeem and retire our previously outstanding 7.5% senior notes, and pay loan acquisition costs. The total purchase price for the notes was $385.5 million, consisting of principal of $365.0 million and redemption premiums of $20.5 million.

In May 2014, the Board of Directors authorized the repurchase of up to 4,500,000 shares of our common stock. The share repurchase program has no expiration date. During the nine months ended September 27, 2014, we repurchased 450,000 shares of common stock for $20.0 million under the May 2014 repurchase program. The timing, price and volume of future repurchases will be based on market conditions, relevant securities laws and other factors.  The stock repurchases may be made from time to time on the open market or in privately negotiated transactions.  The stock repurchase program does not require us to repurchase any specific number of shares, and we may terminate the repurchase program at any time.  In 2013, the Board of Directors authorized the repurchase of up to 4,000,000 shares of our common stock by December 31, 2013. We repurchased 2,000,000 shares of common stock under this authorization, all of which were purchased for $80.3 million in the nine months ended September 28, 2013.

Our new senior credit agreement provides for a $150.0 million revolving credit facility and a $500.0 million term loan facility and matures in April 2019.  At September 27, 2014, we had $6.0 million outstanding and $144.0 available for borrowing under the revolving credit facility. Interest rates under the new senior credit agreement are equal to, at our option, either an alternate base rate or the Eurocurrency base rate, plus a specified margin. At September 27, 2014, the interest rate on borrowings under the new senior credit agreement was 2.15%.

We intend to fund our ongoing operations with cash on hand, cash generated by operations and borrowings under our new senior credit agreement. As of September 27, 2014, approximately 69.7% of our cash and cash equivalents were held by foreign subsidiaries. There were no significant restrictions on our ability to transfer funds with and among subsidiaries. During the nine months ended September 27, 2014, we repatriated foreign earnings of approximately $55.1 million related to the sale of the Microporous business. Except for the proceeds from the sale of the Microporous business, our intent is to indefinitely reinvest earnings of our foreign operations and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if we decided to repatriate cash held by our foreign subsidiaries, we would be required to accrue and pay any applicable U.S. and local taxes to repatriate these funds.

Under the senior credit agreement, we are required to maintain a maximum ratio of indebtedness to adjusted EBITDA and a minimum ratio of adjusted EBITDA to cash interest expense. Adjusted EBITDA, as defined under our senior credit agreement, was as follows:

(in millions)	Twelve Months Ended September 27, 2014
Net income	$27.6
Add/Subtract:
Depreciation and amortization expense	55.4
Interest expense, net	28.4
Income taxes	11.8
Stock-based compensation	23.9
Costs related to purchase of 7.5% senior notes	24.9
Write-off of loan acquisition costs and other expenses associated with refinancing of senior credit agreement	1.1
Foreign currency gain	(6.0)
Litigation costs associated with patent enforcement	6.3
Loss on disposal of property, plant and equipment	0.3
Other non-cash or non-recurring items	(2.1)
Adjusted EBITDA	$171.6

As of September 27, 2014, the calculation of the leverage ratio, as defined under the senior credit agreement, was as follows:

(in millions)
Indebtedness (1)	$464.6
Adjusted EBITDA	$171.6
Actual leverage ratio	2.71x
Required maximum leverage ratio	4.25x

(1)         Calculated as the sum of outstanding borrowings under the senior credit agreement, less cash on hand (not to exceed $50.0 million).

As of September 27, 2014, the calculation of the interest coverage ratio, as defined under the senior credit agreement, was as follows:

(in millions)
Adjusted EBITDA	$171.6
Interest expense, net (1)	$11.8
Actual interest coverage ratio	14.55x
Required minimum interest coverage ratio	3.00x

(1)         Calculated as cash interest expense, as defined under the senior credit agreement, for the twelve months ended September 27, 2014.

Our senior credit agreement contains certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances, and other matters customarily restricted in such agreements. The agreement also contains certain customary events of default, subject to grace periods, as appropriate.

In August 2014, we entered into a forward-starting interest rate swap to pay a fixed interest rate of 1.9% and receive one-month LIBOR on a notional amount of $250,000,000.  The interest rate swap economically converts a portion of the Company’s LIBOR-based, variable-rate debt into fixed-rate debt from its effective date of July 31, 2015 through its expiration on April 8, 2019.

Future debt service payments are expected to be paid out of cash flows from operations, borrowings on our new revolving credit facility and future refinancing of our debt. Our cash interest requirements for the next twelve months are estimated to be $12.3 million, including the impact of the interest rate swap.

We believe we have sufficient liquidity to meet our cash requirements over both the short (next twelve months) and long term (in relation to our debt service requirements). In evaluating the sufficiency of our liquidity, we considered cash on hand, expected cash flow to be generated from operations and available borrowings under our senior credit agreement compared to our anticipated cash requirements for debt service, working capital, cash taxes, capital expenditures and funding requirements for long-term liabilities. We anticipate that our cash on hand and operating cash flow, together with borrowings under the revolving credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due for at least the next twelve months. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. See the “Risk Factors” section in our most recent Annual Report on Form 10-K.

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

In connection with the acquisition of Membrana GmbH (“Membrana”) in 2002, we recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for us to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. The environmental reserve for the Membrana facility, which is denominated in euros, was $1.1 million at September 27, 2014.  We anticipate the expenditures associated with the reserve will be made in the next twelve months.

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

Interest rate risk

At September 27, 2014, we had variable-rate debt of $499.8 million. To reduce the interest rate risk inherent in our variable-rate debt, in August 2014 we entered into a forward-starting interest rate swap to pay a fixed interest rate of 1.9% and receive one-month LIBOR on a notional amount of $250,000,000.  The interest rate swap economically converts a portion of the Company’s LIBOR-based, variable-rate debt into fixed-rate debt from its effective date of July 31, 2015 through its expiration on April 8, 2019. The interest rate swap has been designated as a cash flow hedge and is recorded at fair value in the accompanying condensed consolidated balance sheet with changes in fair value, net of income taxes, recorded in accumulated other comprehensive income (loss). The pre-tax earnings and cash flow impact resulting from a 100 basis point increase in interest rates on our variable-rate debt is estimated to be $4.7 million per year, including the impact of the interest rate swap.

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

The dollar/euro exchange rates used in our financial statements for the periods ended as set forth below were as follows:

	September 27, 2014	September 28, 2013
Period end rate	1.2729	1.3508
Period average rate for the three months ended	1.3275	1.3251
Period average rate for the nine months ended	1.3567	1.3172

Our strategy for management of currency risk relies primarily on conducting our operations in a country’s respective currency and may, from time to time, involve foreign currency derivatives. As of September 27, 2014, we did not have any foreign currency derivatives outstanding.

Item 4.  Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) was performed under the supervision, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 27, 2014 to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended September 27, 2014, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides detail about our share repurchase activity during the three months ended September 27, 2014:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
June 29, 2014 — August 2, 2014	—	$—	—	4,300,000
August 3, 2014 — August 30, 2014 (2)	69,378	43.65	68,900	4,231,100
August 31, 2014 — September 27, 2014 (2)	181,463	43.21	181,100	4,050,000
Total	250,841	$43.33	250,000	4,050,000

(1)         In May 2014, the Company announced that its Board of Directors authorized the repurchase of up to 4,500,000 shares of the Company’s common stock. The share repurchase program has no expiration date. As of September 27, 2014, the Company had repurchased 450,000 shares of common stock under the May 2014 repurchase program.

(2)         The Company withheld and repurchased 478 and 363 shares of common stock in August and September 2014, respectively, to satisfy certain employees’ withholding tax liabilities related to restricted stock grants.

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

Date: November 5, 2014		POLYPORE INTERNATIONAL, INC.

	By:	/s/ Robert B. Toth
Robert B. Toth
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Lynn Amos
Lynn Amos
Chief Financial Officer
(principal financial officer and principal accounting officer)