Form 10-K
period 2015-01-03
Polypore International, Inc.
filed 2015-03-04
CIK 1292556

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2015
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

         Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         The aggregate market value of the voting common stock of the registrant held by non-affiliates at June 27, 2014 was $1,347,633,000, as computed by reference to the closing price of such stock on such date. For purposes of this calculation, executive officers, directors and 10% shareholders are deemed to be affiliates of the registrant.

         There were 44,859,492 shares of the registrant's common stock outstanding as of February 20, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for the 2015 Annual Meeting of Stockholders, which is expected to be filed within 120 days of January 3, 2015, are incorporated by reference into Part III.

Polypore International, Inc.
Index to Annual Report on Form 10-K
For the Fiscal Year Ended January 3, 2015

        In this Annual Report on Form 10-K, the words "Polypore International," "Company," "we," "us" and "our" refer to Polypore International, Inc. together with its subsidiaries, unless the context indicates otherwise. References to "fiscal year" mean the 52- or 53- week period ending on the Saturday that is closest to December 31. The fiscal year ended January 3, 2015, or "fiscal 2014," included 53 weeks. The fiscal years ended December 28, 2013, or "fiscal 2013," and December 29, 2012, or "fiscal 2012," included 52 weeks.

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

        These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Many factors mentioned in our discussion in this Annual Report on Form 10-K, including the risks outlined under the caption below entitled "Risk Factors," will be important in determining future results. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including with respect to Polypore International, the following, among other things:

  •
  the ability to consummate the proposed transactions with 3M Company ("3M") and Asahi Kasei Corporation ("Asahi Kasei");

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

  •
  natural disasters, epidemics, terrorist acts and other events beyond our control; and

  •
  cyber risk and failure to maintain the integrity of our information technology networks and systems.

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

        Information concerning segments and geographic information appears under Note 18, "Segment Information" in the notes to consolidated financial statements for the year ended January 3, 2015 included in Item 8 of this Report.

        On February 23, 2015, we entered into integrated transactions with 3M Company ("3M"), Asahi Kasei Corporation ("Asahi Kasei") and EMS Holdings Corporation ("EMS"), an affiliate of Asahi Kasei, pursuant to which we will sell our separations media business to 3M and, immediately thereafter, will be merged with EMS. In connection with the integrated transactions, at the time of the merger, each share of our common stock (other than any (a) dissenting shares, (b) shares owned by Asahi Kasei and EMS, the Company or any of their respective subsidiaries (which will be cancelled)) issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive $60.50 in cash without interest (the "Merger Consideration"), payable to the holder of such share. Each option to purchase shares of our common stock that is outstanding immediately prior to the effective time of the merger will immediately accelerate and vest and be cancelled and converted into the right to receive a payment in cash of an amount, subject to the amount of any required tax withholding, equal to the product of the total number of shares of our common stock subject to such cancelled option and the excess, if any, of the Merger Consideration over the applicable exercise price of the option; provided that any such option with respect to which the exercise price per share subject to the option is equal to or greater than the Merger Consideration shall be cancelled in exchange for no consideration. Each restricted share of our common stock that is outstanding immediately prior to the effective time of the merger will immediately accelerate and vest and be cancelled and converted into the right to receive a payment in cash of an amount, subject to the amount of any tax withholding, equal to the Merger Consideration, without interest, treating such restricted share in the same manner as the other shares of our common stock.

        The integrated transactions are subject to customary closing conditions, including regulatory and stockholder approval. Furthermore, we have the right to terminate the integrated transactions if we enter into a definitive agreement for an alternative transaction that constitutes a "Superior Proposal" (as defined in the applicable agreements), provided we comply with certain notice and other requirements, including paying Asahi Kasei and 3M a termination fee equal to $39.0 million and

$16.8 million, respectively. Certain other actions by us causing termination of the integrated transactions could result in our being required to pay the foregoing termination fees to Asahi Kasei and 3M. There are no assurances that the proposed integrated transactions will be consummated on any given timetable, or at all.

Discontinued operations

        On December 19, 2013, we completed the sale of the Microporous business, which consisted of the production facilities in Piney Flats, Tennessee, and Feistritz, Austria. Microporous was previously included in the transportation and industrial segment. The results of operations from this business are classified as discontinued operations and are excluded from continuing operations and segment results for all periods presented. All disclosures and amounts in this Annual Report on Form 10-K relate to our continuing operations, unless otherwise indicated.

Competitive strengths

Serve end markets that have attractive long-term growth characteristics

        We produce a variety of separation and filtration products for end markets with attractive growth characteristics, which in many cases are supported by a growing, recurring revenue base.

  •
  The total lithium battery market is expected to grow at a compound annual growth rate of 16% through 2020 on an energy capacity basis, driven by the application of lithium battery technology in new markets such as EDVs and ESS. We believe that growth in lithium battery separator demand will exceed battery growth due to increasing demand for large-format lithium batteries used in EDVs and other new applications and increasing power cell requirements in end-user devices such as power tools and hybrid vehicles.

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

  •
  The micro- and ultrafiltration membrane element market is expected to grow in excess of 8% annually, driven by several factors including the superior performance of membrane filtration and the increasing need for purity in end markets such as water treatment, food and beverage processing and pharmaceutical, semiconductor and flat panel display manufacturing as populations increase and water sources become more scarce.

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

        We believe, based on the information above and other company estimates, that we are among the top three in terms of market share (based on revenue and volume) in products comprising a total of approximately 80% of our fiscal 2014 net sales. These products include lithium battery separators, lead-acid battery separators, blood oxygenation membranes and membrane contactors for gasification/degasification of liquids.

Proven innovation through broad product and process technology

        We have established our leading market positions through our ability to utilize core technical expertise and broad product and process capabilities to develop customized solutions that meet demanding requirements in specific applications. Over time, we have demonstrated a commitment to innovation, developing technical expertise and a high level of customer service. As of January 3, 2015, our research and development effort was supported by approximately 100 engineers, scientists, PhDs and other personnel, who work directly with our manufacturing and marketing groups to commercialize innovative products that address market needs. We also maintain technical centers strategically located in Asia, Europe and North America.

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

Global presence

        As of January 3, 2015, we manufacture, market and service our products through 15 manufacturing sites and 14 sales and service locations throughout the Americas, Europe and Asia. In the energy storage business, we remain focused on growth in the Asia Pacific region and on driving worldwide improvements in production efficiency. By strategically positioning our manufacturing, sales and marketing, and technical service personnel near our customers, we can respond to their needs more effectively, provide a higher level of service, reduce shipping costs and improve delivery and response times. In addition, our global presence enables us to participate in faster growth markets in developing regions of the world.

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

Electronics and EDVs

        We develop, manufacture and market a broad line of patented polypropylene and polyethylene monolayer and multilayer membrane separators for lithium batteries that are used in numerous applications such as consumer electronics devices, EDVs, cordless power tools and ESS. Lithium batteries provide critical performance advantages relative to alternative battery technologies, such as faster charging rates, improved battery life and higher power density, which results in more compact, lightweight batteries. These advantages create the potential for expansion by lithium batteries into additional product designs. According to B3 Corporation, a research firm specializing in lithium batteries, the total lithium battery market is expected to grow at a compound annual growth rate of 16% through 2020 on an energy capacity basis, driven by the application of lithium battery technology in new markets such as EDVs and ESS. B3 Corporation forecasts a compound annual growth rate through 2020 on an energy capacity basis of greater than 30% for EDVs and ESS and 6% for consumer electronics applications. Many factors influence membrane separator usage in lithium batteries, but because many new applications are incorporating large-format lithium batteries that require much greater membrane separator volume per battery, we believe that membrane separator growth will exceed battery unit sales growth and, although not perfectly correlated, will more closely approximate the growth rate in energy capacity.

        We believe, based on independent industry research, that we are among the top three lithium battery separator providers, serving the entire breadth of lithium battery applications, and have been among the top three since the market's inception in the early 1990s. Major lithium battery manufacturers include Automotive Energy Supply Corporation (AESC), Amperex Technology Limited, BYD Company Limited, LG Chem Ltd., Nissan Motor Company, Ltd., Panasonic Corporation, Samsung SDI Co., Ltd., Sanyo Electric Company Limited (a Panasonic Corporation member company), Sony Corporation, Tianjin Lishen Battery Joint Stock Co., Ltd. and ZhuHai Coslight Battery Co., Ltd.

Transportation and industrial

        We develop, manufacture and market a complete line of high-performance polymer-based membrane separators for lead-acid batteries. Approximately 75% of our lead-acid battery separators are used in batteries for automobiles and other motor vehicles. The remaining approximately 25% are used in industrial battery applications such as forklifts, submarines and uninterruptible power supply systems. We believe that over 75% of lead-acid battery unit sales for motor vehicles are aftermarket batteries. Aftermarket sales are primarily driven by the size of the worldwide vehicle fleet rather than by new motor vehicle sales. According to independent industry research, the worldwide fleet of motor vehicles has averaged 3% annual growth for over 25 years, providing us with a growing, recurring revenue base. Lead-acid battery separator growth is strongest in the Asia Pacific region due, we believe, to increasing penetration of automobile ownership, growth in industrial and manufacturing sectors, export incentives and ongoing conversion to polyethylene-based membrane separators.

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

        Our synthetic membrane, PUREMA®, is superior in performance compared to other synthetic membranes on the market. Dialyzers containing PUREMA® have been classified in the highest level (category 5) of Japan's dialyzer reimbursement rate system, reflecting the efficacy of our PUREMA® membrane. We believe the superior performance of our PUREMA® membranes is demonstrated by several long-term supply agreements with customers throughout the world. We are currently marketing PUREMA®'s performance advantages, including co-branding our customers' dialyzers with the PUREMA® logo.

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

        We develop, manufacture and market polyolefin membranes used in the blood oxygenation market. As a component of heart-lung machines, blood oxygenators temporarily replace the functions of the lungs during on-pump open-heart surgery. The oxygenator contains highly specialized membranes which remove carbon dioxide from the blood while oxygen is diffused into the blood. We estimate that growth in the blood oxygenation market is modest as a result of the use of less-invasive alternative heart treatments. However, we believe that the market could grow as the number of patients receiving on-pump open-heart surgery increases due to the saturation of alternative heart treatments. Because blood oxygenators are designed to utilize a specific membrane technology and require regulatory approval, an oxygenator manufacturer's relationship with its membrane supplier is vital and switching costs can be substantial. We believe, based on independent industry research, that we are the world's leading supplier of membranes used in blood oxygenation. Major blood oxygenator producers include Maquet Cardiopulmonary AG, Medtronic, Inc., Sorin Group S.r.l. and Terumo Medical Corp. Our Oxyplus® membranes, which are made of polymethylpentene, are increasingly used in intensive care applications to serve as an artificial lung for patients with severe lung trauma or lung failure following sepsis, multi-organ failure, or infectious diseases. Major producers of such artificial lungs are Sorin Group S.r.l., Maquet Cardiopulmonary AG, Terumo Medical Corp., Medtronic, Inc. and Medos AG.

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

Industrial and specialty filtration

        We produce a wide range of membranes and membrane-based elements for microfiltration and ultrafiltration as well as gasification/degasification of liquids, covering a broad range of applications in the filtration market. According to independent industry research, the global microfiltration and ultrafiltration membrane element market is growing in excess of 8% annually. Market growth is being driven by several factors, including end-market growth in various water treatment and pharmaceutical processing applications, displacement of conventional filtration media by membrane filtration due to membranes' superior cost and performance attributes, and increasing purity requirements in industrial and other applications. We currently serve a variety of filtration end markets, including water treatment, food and beverage processing and pharmaceutical, semiconductor and flat panel display manufacturing, and we are working closely with current and potential customers to develop innovative new products based on our technology and capabilities.

        We believe, based on internal company estimates, that we are the world leader in membrane gasification/degasification for liquids and that we are uniquely positioned as the leading independent supplier of polyethersulfone flat sheet membranes.

New product development

        We have focused our research and development efforts on developing products for new markets based on existing technologies and developing new process technologies to enhance existing businesses and allow entry into new businesses. We spent $19.9 million (3% of our net sales), $17.2 million (3% of our net sales) and $18.5 million (3% of our net sales) in fiscal 2014, fiscal 2013 and fiscal 2012, respectively, on research and development.

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

Sales and marketing

        We sell our products and services to customers in both the domestic and international marketplace. We sell primarily to manufacturers and converters that incorporate our products into their finished goods. We employ a direct worldwide sales force and utilize approximately 100 professionals with extensive experience who manage major customer relationships. Many of our sales representatives are engineers or similarly trained technical personnel who have advanced knowledge of our products and the applications for which they are used. Our sales representatives are active in new product development efforts and are strategically located in the major geographic regions in which our products are sold. In certain geographic areas, we use distributors or other agents. We typically seek to enter into supply contracts with our major customers. These contracts typically describe the volume and selling price. In addition, these contracts reflect our close collaborative relationships with our customers, which are driven by our customers' need to develop new separators and membranes directly with us. In fiscal 2014, sales to our top five customers represented approximately 27% of our total net sales. No sales to an individual customer accounted for more than 10% of total net sales in fiscal 2014, 2013 or 2012.

Manufacturing and operations

General

        We have manufacturing facilities in the major geographic markets of the United States, Europe and Asia. We manufacture our lithium battery separators at our facilities in Charlotte, North Carolina; Concord, North Carolina; and Ochang, South Korea, and we have a finishing operation in Shanghai, China. We manufacture our lead-acid battery separators at our facilities in Owensboro, Kentucky; Corydon, Indiana; Selestat, France; Norderstedt, Germany; Prachinburi, Thailand; Tianjin, China; and Xiangyang, China (a 65% owned joint venture). We also have finishing operations in Bangalore and Baddi, India. We manufacture our healthcare membranes and industrial and specialty filtration membranes and membrane modules at facilities in Wuppertal and Obernburg, Germany, and Charlotte, North Carolina.

        In fiscal 2014, fiscal 2013 and fiscal 2012, we generated net sales from customers outside the United States of approximately 80%, 81% and 83%, respectively. We typically sell our products in the currency of the country in which the products are manufactured rather than the local currency of our customers.

        Our manufacturing facilities in the United States accounted for 37% of total sales for fiscal 2014, with facilities in Europe and Asia accounting for 40% and 23%, respectively. Our foreign operations are subject to certain risks that could materially affect our sales, profits, cash flows and financial position. These risks include fluctuations in foreign currency exchange rates, inflation, economic or political instability, shipping delays, changes in applicable laws and regulatory policies and various trade restrictions, all of which could have a significant impact on our ability to deliver products on a competitive and timely basis. The future imposition of, or significant increases in the level of, customs duties, import quotas or other trade restrictions could also have a material adverse effect on our business, financial condition and results of operations.

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

        Hemodialysis, blood oxygenation, plasmapheresis and filtration membranes.    Membranes used in hemodialysis, blood oxygenation, plasmapheresis and filtration are produced using phase separation processes. For these phase separation processes, the polymer spinning solution is prepared by dissolving the polymer in a solvent prior to extrusion. A porous membrane is formed by separating the solvent and polymer phases using temperature (thermally-induced) or a "non-solvent" (solvent-induced), and then the solvent phase is extracted and the porous polymer membrane is dried. For blood oxygenation and certain filtration applications, hollow fiber and flat sheet membranes are also produced using our "dry stretch" process. We utilize the molecular behavior of semi-crystalline polymers (polyolefins) to create microporous structures. By controlling the extrusion process under which the film or fiber is formed, we create a distinct matrix of crystalline and amorphous regions that allows the formation of microvoids in a subsequent stretching step. After extrusion, our products can be stored or immediately processed on thermal stretching lines that create the final porous form.

Competition

        Our markets are highly competitive. Within our energy storage business, we face competition throughout the world. Our primary competitors in the market for membrane separators used in lithium batteries are Asahi Kasei E-materials Corp. (a subsidiary of Asahi Kasei Corporation), Toray Battery Separator Film Co., Ltd. (a subsidiary of Toray Industries, Inc.), Shenzhen Senior Technology Material Co., Ltd., SK Innovation Co., Ltd. (a subsidiary of SK Holdings Co., Ltd.) and Ube Industries Limited, as well as a number of smaller competitors. Our primary competitors in the market for membrane separators used in lead-acid batteries for transportation and industrial applications are Entek International LLC and Microporous, LLC in North America and Europe, Baoding Fengfan Rising Battery Separator Co., Ltd. in China and Nippon Sheet Glass Co., Ltd. in Japan. In addition, we have a number of smaller competitors in South Korea, Indonesia, China and Taiwan.

        Within our separations media business, we compete in the market for membranes used in dialysis with Asahi Kasei Kuraray Medical Co., Ltd., Fresenius Medical Care AG, Baxter International, Inc.

and Toyobo Co., Ltd. In addition, our primary competitor in the blood oxygenation market is Terumo Medical Corp., and in the plasmapheresis market, our competitors are Asahi Kasei Kuraray Medical Co., Ltd. and Fresenius Medical Care AG. Our industrial and specialty filtration business competes across multiple markets and applications. Principal competitors include Dainippon Ink and Chemicals, Inc., Koch Membrane Systems (a division of Koch Industries), X-Flow B.V. (a subsidiary of Pentair, Ltd.), Millipore (a division of Merck KGaA) and Pall Corporation. Product innovation and performance, quality, service, utility and cost are the primary competitive factors, with technical support being highly valued by our customers. We believe that we are well-positioned in our end markets for the reasons set forth under "Competitive strengths" above.

Raw materials

        We employ a global purchasing strategy to achieve pricing leverage on our purchases of major raw materials. The major polyethylene and polypropylene resins we use are specialized petroleum-based products that are less affected by commodity pricing cycles than other petroleum-based products. In the event of future price increases for these major raw materials, we believe that we will generally be able to pass these increases on to our customers. The primary raw materials we use to manufacture most of our products are polyethylene and polypropylene resins, silica and oil. Our major suppliers of polyethylene resins are Ticona LLC and Korea Petrochemical Ind. Co., Ltd., and our major suppliers of polypropylene resins are Total Petrochemicals & Refining USA, Inc. and NEXEO Solutions. Our major suppliers of silica are PPG Industries, Inc. and Evonik Degussa GmbH, while our major suppliers of oil are Shell Chemical LP and Ergon, Inc.

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

Employees

        At January 3, 2015, we had approximately 2,400 employees worldwide. Employees at six of our 15 facilities are unionized and account for approximately 34% of our total employees. The following summarizes those employees represented by unions as of January 3, 2015:

Location	Number of unionized employees	% of total employees	Date of contract renegotiation
Norderstedt, Germany	48	72	Annual
Obernburg, Germany	21	81	Annual
Wuppertal, Germany	422	86	Annual
Selestat, France	132	64	June 2016
Owensboro, Kentucky	120	71	April 2017
Corydon, Indiana	63	79	September 2018

Total	806

Environmental matters

        We are subject to a broad range of federal, state, local and foreign environmental laws and regulations which govern, among other things, air emissions, wastewater discharges and the handling, storage, disposal and release of waste and hazardous substances. It is our policy to comply with applicable environmental requirements at all of our facilities. We are also subject to laws, such as the

Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), that may impose liability retroactively and without fault for releases or threatened releases of hazardous substances at on-site or off-site locations. From time to time, we have identified environmental compliance issues at our facilities.

        We have conducted some cleanup of on-site releases at some facilities, and we may be required to conduct additional cleanups of on-site contamination at other facilities under regulatory supervision or voluntarily. Costs for such work and related measures (such as eliminating sources of contamination) could be substantial. In connection with the acquisition of Membrana GmbH ("Membrana") in 2002, we recorded a reserve for costs to remediate known environmental issues and operational upgrades which are required in order for us to remain in compliance with local regulations. We had indemnification agreements with the prior owners of Membrana for a substantial portion of these costs. As of January 3, 2015, the reserve for such costs was $0.9 million. We do not anticipate that the remediation activities will disrupt operations at our facilities or have a material adverse effect on our business, financial condition or results of operations.

Intellectual property rights

        We consider our patents and trademarks, in the aggregate, to be important to our business and seek to protect our trade names, trademarks, brand names, proprietary technology and know-how in part through United States and foreign patents and trademark registrations and applications. However, no individual patent is material to our business, and the expiration or invalidation of any one patent would not have a material impact on our business. We own approximately 175 active unique patents and patent applications relating to our separator, membrane and module technologies. In general, the term of each of our U.S. patents depends on when the patent was filed. If the application for a U.S. utility patent was filed prior to June 8, 1995, the patent will expire either 20 years from the application filing date or 17 years from the patent issuance date, whichever is longer; if the application was filed on or after June 8, 1995, the patent will expire 20 years from the earliest date the application was filed.

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

Available Information

        We are subject to the information reporting requirements of the Exchange Act, and, in accordance with these requirements, we file annual, quarterly and other reports, proxy statements and other information with the Securities and Exchange Commission ("SEC") relating to our business, financial results and other matters. The reports, proxy statements and other information we file may be inspected and copied at prescribed rates at the SEC's Public Reference Room and via the SEC's website (see below for more information).

        You may inspect a copy of the reports, proxy statements and other information we file with the SEC, without charge, at the SEC's Public Reference Room, 100 F Street, N.E., Room 1580, Washington, D.C. 20549, and you may obtain copies of the reports, proxy statements and other information we file with the SEC from those offices for a fee. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings are available to the public at the SEC's website at www.sec.gov.

        Our website address is www.polypore.net. We use the Investor Relations section of our website as a channel for routine distribution of important information, including news releases, analyst presentations and financial information. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on our website as soon as reasonably practicable after we electronically file or furnish them to the SEC. The contents of our website are not part of this Annual Report on Form 10-K, and the reference to our website does not constitute incorporation by reference into this Form 10-K of the information contained at that site.

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

Our proposed transactions with 3M and Asahi Kasei may cause disruption in our business and, if the proposed transactions do not occur, we will have incurred significant expenses, may need to pay a termination fee and our stock price may decline.

        On February 23, 2015, we entered into integrated transactions with 3M, Asahi Kasei and EMS, pursuant to which we will sell our separations media business to 3M and, immediately thereafter, will be merged with EMS. In connection with the integrated transactions, at the time of the merger, each share of our common stock (other than any (a) dissenting shares, (b) shares owned by Asahi Kasei and EMS, the Company or any of their respective subsidiaries (which will be cancelled)) issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive $60.50 in cash without interest, payable to the holder of such share. Each option to purchase shares of our common stock that is outstanding immediately prior to the effective time of the merger will immediately accelerate and vest and be cancelled and converted into the right to receive a payment in cash of an amount, subject to the amount of any required tax withholding, equal to the product of the total number of shares of our common stock subject to such cancelled option and the excess, if any, of the Merger Consideration over the applicable exercise price of the option; provided that any such option with respect to which the exercise price per share subject to the option is equal to or greater than the Merger Consideration shall be cancelled in exchange for no consideration. Each restricted share of our common stock that is outstanding immediately prior to the effective time of the merger will immediately accelerate and vest and be cancelled and converted into the right to receive a payment in cash of an amount, subject to the amount of any tax withholding, equal to the Merger Consideration, without interest, treating such restricted share in the same manner as the other shares of our common stock.

        The integrated transactions are subject to customary closing conditions, including regulatory and stockholder approval. Furthermore, we have the right to terminate the integrated transactions if we enter into a definitive agreement for an alternative transaction that constitutes a Superior Proposal, provided we comply with certain notice and other requirements, including paying Asahi Kasei and 3M a termination fee equal to $39.0 million and $16.8 million, respectively. Certain other actions by us causing termination of the integrated transactions could result in our being required to pay the foregoing termination fees to Asahi Kasei and 3M.

        The announcement of the proposed integrated transactions, whether or not consummated, may result in a loss of key personnel and may disrupt our sales, strategic growth initiatives, research and development or other key business activities, which may have an impact on our financial performance. The agreements governing the integrated transactions generally require us to operate our business in the ordinary course pending consummation of the proposed transactions, but include certain contractual restrictions on the conduct of our business that may affect our ability to execute on our business strategies and attain our financial goals. Additionally, the announcement of the integrated transactions, whether or not consummated, may impact our relationships with third parties, including suppliers, customers and others.

        The consummation of the integrated transactions is subject to certain conditions, including, among others: (1) adoption of the merger agreement by the stockholders of the Company, (2) expiration or termination of any applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other consents and approvals required under applicable antitrust laws, (3) the absence of any law or order prohibiting the consummation of the integrated transactions, (4) the absence of certain governmental actions, (5) the absence of a material adverse effect on either the separations media business or the remaining business of the Company, (6) subject to certain exceptions, the accuracy of representations and warranties of the Company, Asahi Kasei, EMS and 3M and (7) the performance or compliance by the Company, Asahi Kasei, EMS and 3M with their respective covenants and agreements.

        We cannot predict whether the closing conditions for the integrated transactions will be satisfied. As a result, we cannot assure that the integrated transactions will be completed. If the closing conditions for the integrated transactions are not satisfied or waived, or if the transactions are not completed for any other reason, the market price of our common stock may decline. In addition, if the integrated transactions do not occur, we will nonetheless remain liable for significant expenses that we have incurred related to the transactions.

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

        Our products are often sold to a relatively small number of large volume customers. For example, in fiscal 2014, sales to our top five customers represented approximately 27% of our total net sales. The loss of any large volume customer could impact our sales and our profits.

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

        The primary raw materials we use in the manufacture of most of our products are polyethylene and polypropylene resins, silica and oil. In fiscal 2014, raw materials accounted for approximately 34% of our cost of sales. Although our major customer contracts generally allow us to pass increased costs on to our customers, we may not be able to pass on all raw material price increases to our customers in each case or without delay. The loss of any of our key suppliers could disrupt our business until we secure alternative supply arrangements. Furthermore, any new supply agreement we enter into may not have terms as favorable as those contained in our current supply arrangements.

Our substantial indebtedness could harm our ability to react to changes in our business or to market developments and prevent us from fulfilling our obligations under our indebtedness.

        As of January 3, 2015, our consolidated indebtedness was $487.5 million. Our cash interest requirements for the next twelve months are estimated to be $12.9 million. Our substantial level of indebtedness, as well as any additional borrowings we may make under the unused portions of our senior secured credit agreement, increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our substantial debt could increase our vulnerability to general economic downturns and adverse competitive and industry conditions by limiting our flexibility to plan for, or to react to, changes in our business and in the industry in which we operate. This limitation could place us at a competitive disadvantage compared to competitors that have less debt and more cash to insulate their operations from market downturns and to finance new business opportunities.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

        At January 3, 2015, we had variable rate debt of $487.5 million. An interest rate increase would result in an increase in interest expense. Our earnings may not be sufficient to allow us to meet any such increases in interest rate expense and to pay principal and interest on our debt and meet our other obligations. If we do not have sufficient earnings, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell more securities, none of which we can guarantee we will be able to do on terms favorable to the Company or at all. We may, from time to time, enter into certain derivative instruments (or hedging agreements), in order to reduce our exposure to cash flow variability that may arise from interest rate volatility. No hedging activity can completely insulate us from the risks associated with changes in interest rates, and hedging agreements could also fix our interest rates above the market rates. As of January 3, 2015, we had an interest rate swap agreement to economically convert a portion of our LIBOR-based, variable rate debt into fixed rate debt. See Note 8, "Derivative Instruments and Hedging Activities," in the accompanying consolidated financial statements.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

        Our ability to make payments on and to refinance our indebtedness and to fund our operations will depend on our ability to generate cash in the future. However, our business may not generate sufficient cash flow from operations for a variety of reasons, including those mentioned elsewhere in this "Risk Factors" section. Without sufficient cash flow, future borrowings may not be available to us under our senior secured credit agreement in amounts sufficient to enable us to service our indebtedness or to fund our other liquidity or capital needs. If we cannot generate sufficient cash to service our debt, we will have to take such actions as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional equity capital. Any of these actions may not be effected on commercially reasonable terms, or at all. In addition, our senior secured credit agreement may restrict us from adopting any of these alternatives.

The terms of our senior secured credit agreement may restrict our current and future operations, particularly our ability to respond to market changes or to take certain actions.

        Our senior secured credit agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. For example, our senior secured credit agreement includes covenants restricting, among other things, our ability to incur, assume or permit to exist additional indebtedness or guarantees, engage in mergers, acquisitions and other business combinations, or amend or otherwise alter terms of our indebtedness and other material agreements. Our senior secured credit agreement also includes financial covenants requiring that we maintain a maximum leverage ratio and a minimum interest coverage ratio.

        A breach of any of these covenants or the inability to comply with financial covenants could result in a default under our senior secured credit agreement. If any such default occurs, the lenders may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under our credit agreement also have the right in these circumstances to terminate any commitments they have to provide further borrowings and to proceed against all collateral granted to them to secure the debt. If collateral (such as available cash) is repossessed by the lenders, we will be unable to access the capital and other resources necessary to operate our business, and we could incur immediate and significant losses.

Some of our employees are represented under collective bargaining agreements. Any employee slowdowns, strikes or failure to renew our collective bargaining agreements could disrupt our business.

        Approximately 34% of our employees are represented under collective bargaining agreements. A majority of those employees are located in France and Germany and are represented under industry-wide agreements that are subject to national and local government regulations. Many of these collective bargaining agreements must be renewed annually. Labor unions also represent our employees in Owensboro, Kentucky, and Corydon, Indiana.

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

        Our manufacturing facilities in the United States accounted for 37% of total net sales for fiscal 2014, with facilities in Europe and Asia accounting for 40% and 23%, respectively. Typically, we sell our products in the currency of the country where the manufacturing facility that produced the products is located. In addition, as part of our growth and acquisition strategy, we may expand our operations in these or other foreign countries. Our foreign operations are, and any future foreign operations will be, subject to certain risks that are unique to doing business in foreign countries. These risks include fluctuations in foreign currency exchange rates, inflation, economic or political instability, shipping delays, changes in applicable laws and regulatory policies and inconsistent enforcement of such laws and policies and various trade restrictions. All of these risks could have a negative impact on our ability to deliver products to customers on a competitive and timely basis. This could reduce or impair our sales, profits, cash flows and financial position. The future imposition of, or significant increases in the level of, customs duties, import quotas or other trade restrictions could also increase our costs and reduce our profits.

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

        We use and generate a variety of chemicals and other hazardous by-products in our manufacturing operations. As a result, we are subject to a broad range of federal, state, local and foreign environmental laws and regulations. These environmental laws govern, among other things, air emissions, wastewater discharges and the handling, storage and release of waste and hazardous substances. Such laws and regulations can be complex and change often. We regularly incur costs to comply with environmental requirements, and such costs could increase significantly with changes in legal requirements or their interpretation or enforcement. Some of our manufacturing facilities have been the subject of actions to enforce environmental requirements. We could incur substantial costs, including clean-up costs, fines and sanctions and third-party property damage or personal injury claims, as a result of violations of environmental laws. Failure to comply with environmental requirements could also result in enforcement actions that materially limit or otherwise affect the operations of the facilities involved.

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

        Since late 2009, we have invested over $300.0 million in capacity expansions for our electronics and EDVs segment. Demand for lithium battery separators has been lower than originally anticipated, and we are currently operating our production facilities at levels below full capacity. If demand for lithium battery separators does not materialize as expected, we may have to recognize an impairment charge to such assets. Long-lived assets are reviewed annually for impairment. Impairment may result from, among other things, adverse market conditions, the loss of customers, significant changes in the expected adoption rate of EDVs and adverse changes in laws or regulations. Any future determination requiring the impairment of long-lived assets would reduce our profits for the fiscal period in which the write-off occurs.

We have recorded a significant amount of intangible assets, which may never generate the returns we expect.

        Our net identifiable intangible assets at January 3, 2015 were approximately 6% of our total assets. Such assets include customer relationships, trademarks and trade names, license agreements and technology acquired in acquisitions. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, was approximately 32% of our total assets at January 3, 2015. Goodwill and identifiable intangible assets are recorded at fair value on the date of acquisition and are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions and adverse changes in applicable laws or regulations. We may never realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets would reduce our profits for the fiscal period in which the write-off occurs.

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

Cyber risk and the failure to maintain the integrity of our operational or security systems or infrastructure, or those of third parties with which we do business, could have a material adverse effect on our business, financial condition and results of operations.

        We are increasingly dependent on information technology networks and systems, including the Internet, to process, transmit and store information. In particular, we depend on our information technology infrastructure for electronic communications among our locations around the world and between our personnel and suppliers and customers. Security breaches and other failures of this infrastructure can create system disruptions, shutdowns and unauthorized disclosure of confidential and/or proprietary information. If we are unable to prevent or adequately respond to such failures and breaches, our operations could be disrupted and we may suffer reputational, financial or other damage that has a material adverse effect on our business, financial condition or results of operations.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our manufacturing facilities are strategically located to serve our customers globally. We believe our facilities are suitable and adequate for our present purposes.

Location	Floor area (sq. ft.)	Business segment	Certification
Owensboro, Kentucky(1)	277,000	Transportation and Industrial	ISO 14001, ISO 9001
Prachinburi, Thailand	166,000	Transportation and Industrial	ISO 14001, ISO 9001
Corydon, Indiana(1)	161,000	Transportation and Industrial	ISO 14001, ISO 9001
Selestat, France	153,000	Transportation and Industrial	ISO 14001, ISO 9001
Norderstedt, Germany	124,000	Transportation and Industrial	ISO 14001, ISO 9001
Bangalore, India(2)	76,000	Transportation and Industrial	ISO 14001, ISO 9001, OHSAS 18001
Baddi, India(2)	20,000	Transportation and Industrial	ISO 14001, ISO 9001, OHSAS 18001
Tianjin, China	47,000	Transportation and Industrial	ISO 14001, ISO 9001
Xiangyang, China(3)	118,000	Transportation and Industrial	ISO 14001, ISO 9001
Ochang, South Korea	108,000	Electronics and EDVs	ISO 14001, ISO 9001, OHSAS 18001, KOSHA 18001
Shanghai, China(2)	47,000	Electronics and EDVs	ISO 9001
Concord, North Carolina(1)	230,000	Electronics and EDVs	ISO/TS 16949
Charlotte, North Carolina(1)	410,000	Electronics and EDVs and Separations Media	ISO 14001, ISO 9001, ISO/TS 16949
Wuppertal, Germany	1,503,000	Separations Media	ISO 14001, ISO 9001
Obernburg, Germany(2)	23,000	Separations Media	ISO 9001

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

Item 3.    Legal Proceedings

        On January 30, 2014, we filed a complaint against LG Chem. Ltd. ("LG") alleging infringement of our patent covering ceramic coating technology. On July 21, 2014, the United States District Court for the Western District of North Carolina granted a motion for a preliminary injunction against LG relating to patent infringement of our ceramic coating technology, although the court has stayed enforcement of the injunction pending appeal.

        In early 2014, separate Inter Partes Review petitions were filed by Mitsubishi Plastics, Inc., LG and SK Innovations Co. seeking to invalidate our patent covering our ceramic coating technology. The Patent Trial and Appeal Board instituted proceedings for each, but not on all asserted grounds.

        On March 3, 2015, a putative class action lawsuit captioned Lax v. Toth, et al., Case No. 10741 (Del. Ch.) (the "Action") was filed in the Court of Chancery of the State of Delaware against the Company, the current members of the Board of Directors, Asahi Kasei and EMS. The Action, filed by a purported shareholder of the Company's common stock, challenges the contemplated integrated transactions with 3M, Asahi Kasei and EMS and alleges, among other things, that the members of the Board of Directors breached their fiduciary duties to our stockholders by engaging in a flawed sales process, agreeing to a transaction price that does not adequately compensate our stockholders, and agreeing to certain unfair deal protection terms. The Action also alleges that Asahi Kasei and EMS aided and abetted the alleged breaches of fiduciary duties. The Action seeks various remedies, including declaratory and injunctive relief, as well as damages and costs.

Item 4.    Mine Safety Disclosures

        Not applicable.

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "PPO" and has been traded on the NYSE since our initial public offering on June 28, 2007. As of February 13, 2015, there were approximately 8,600 holders of our common stock, representing primarily persons whose stock is held in nominee or "street name" accounts through brokers.

        We did not declare or pay any dividends on our common stock in fiscal 2014 or 2013, and we do not expect to pay any such dividends in fiscal 2015. Our senior secured credit agreement restricts or limits our ability to, among other things, declare dividends and make payments on or redeem or repurchase capital stock.

        The low and high sales prices for the Company's common stock for each full quarterly period within the two most recent fiscal years were as follows:

	Fiscal 2014	Fiscal 2013
First Quarter	$29.39 - $40.91	$35.10 - $48.42
Second Quarter	$33.35 - $48.72	$36.80 - $45.00
Third Quarter	$39.25 - $48.47	$39.52 - $48.41
Fourth Quarter	$36.38 - $54.40	$35.53 - $46.21

Issuer Purchases of Equity Securities

        The following table provides detail about our share repurchase activity during the three months ended January 3, 2015:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
September 28, 2014 - November 1, 2014(2)	84	$34.83	—	4,050,000
November 2, 2014 - November 29, 2014	—	—	—	4,050,000
November 30, 2013 - January 3, 2015	—	—	—	4,050,000

Total	84	$34.83	—	4,050,000

(1)
In May 2014, the Company announced that its Board of Directors authorized the repurchase of up to 4,500,000 shares of the Company's common stock. The share repurchase program has no expiration date. During 2014, the Company repurchased 450,000 shares of common stock under the share repurchase program.

(2)
The Company withheld and repurchased 84 shares of common stock in October 2014 to satisfy certain employees' withholding tax liabilities related to restricted stock grants.

Performance Graph

        The following graph compares the cumulative total shareholder return of our common stock for the periods indicated with the total return of the Russell 2000 Index and the Standard & Poor's Index of Industrial Machinery Companies ("S&P Industrial Machinery Index"). The graph assumes $100 invested on December 31, 2009 in our common stock, the Russell 2000 Index and the S&P Industrial Machinery Index. Total return represents stock price changes and assumes the reinvestment of dividends.

	Dec-09	Dec-10	Dec-11	Dec-12	Dec-13	Dec-14
Polypore International, Inc.	100.00	342.27	369.66	390.76	326.89	395.38
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95
S&P Industrial Machinery Index	100.00	135.94	123.35	157.25	229.28	240.86

Item 6.    Selected Financial Data

        The following table presents selected historical consolidated financial data of Polypore International for the fiscal years ended January 3, 2015, December 28, 2013, December 29, 2012, December 31, 2011 and January 1, 2011. The fiscal year ended January 3, 2015 included 53 weeks, while all other fiscal years presented below included 52 weeks. The selected historical consolidated financial data has been derived from Polypore International's audited consolidated financial statements.

        The information presented below should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included in "Financial Statements and Supplementary Data."

Statement of operations data (in millions, except share data):	Fiscal 2014	Fiscal 2013	Fiscal 2012	Fiscal 2011	Fiscal 2010
Net sales	$658.4	$636.3	$648.7	$685.7	$551.6

Gross profit	230.0	220.7	245.2	299.5	227.7
Selling, general and administrative expenses	145.2	132.8	121.4	129.8	111.3

Operating income	84.8	87.9	123.8	169.7	116.4
Interest expense, net	22.0	39.5	36.0	34.4	46.7
Costs related to purchase of 7.5% senior notes	24.9	—	—	—	—
Write-off of loan acquisition costs and other expenses associated with refinancing of senior credit agreement	1.1	—	2.5	—	—
Foreign currency and other	(9.1)	0.1	0.2	(1.9)	(1.6)
Costs related to purchase of 8.75% senior subordinated notes	—	—	—	—	2.3
Gain on sale of Italian subsidiary	—	—	—	—	(3.3)

Income from continuing operations before income taxes	45.9	48.3	85.1	137.2	72.3
Income taxes	9.7	14.2	25.3	46.0	22.1

Income from continuing operations	36.2	34.1	59.8	91.2	50.2
Income from discontinued operations, net of income taxes	—	12.3	10.9	14.0	13.4
Gain (loss) on sale of discontinued operations, net of income taxes	(0.7)	35.8	—	—	—

Income (loss) from discontinued operations	(0.7)	48.1	10.9	14.0	13.4

Net income	35.5	82.2	70.7	105.2	63.6
Less: Net income (loss) attributable to noncontrolling interest	1.6	0.6	(0.3)	—	—

Net income attributable to Polypore International, Inc.	$33.9	$81.6	$71.0	$105.2	$63.6

Net income attributable to Polypore International, Inc.:
Income from continuing operations	$34.6	$33.5	$60.1	$91.2	$50.2
Income (loss) from discontinued operations	(0.7)	48.1	10.9	14.0	13.4

Net income attributable to Polypore International, Inc.	$33.9	$81.6	$71.0	$105.2	$63.6

Net income attributable to Polypore International, Inc. per share—basic:
Continuing operations	$0.77	$0.73	$1.29	$1.97	$1.13
Discontinued operations	(0.01)	1.06	0.23	0.31	0.30

Net income attributable to Polypore International, Inc. per share	$0.76	$1.79	$1.52	$2.28	$1.43

Net income attributable to Polypore International, Inc. per share—diluted:
Continuing operations	$0.76	$0.72	$1.27	$1.93	$1.10
Discontinued operations	(0.01)	1.04	0.23	0.30	0.29

Net income attributable to Polypore International, Inc. per share	$0.75	$1.76	$1.50	$2.23	$1.39

Weighted average shares outstanding—basic	44,786,317	45,610,270	46,540,385	46,182,204	44,562,421
Weighted average shares outstanding—diluted	45,382,074	46,239,796	47,229,595	47,119,997	45,748,058
Balance sheet data (at end of period) (in millions)
Total assets	$1,375.3	$1,554.0	$1,591.6	$1,481.9	$1,348.5
Total debt, including current portion	487.5	646.3	696.3	709.5	715.3
Shareholders' equity	617.3	619.6	582.8	499.4	378.1
Other financial data (in millions)
Depreciation and amortization	$55.2	$56.3	$55.7	$51.3	$47.9
Capital expenditures	30.8	28.2	137.1	156.3	68.8
Net cash provided by (used in):
Operating activities	112.1	155.1	104.5	144.8	127.2
Investing activities	(30.8)	88.4	(137.1)	(156.3)	(90.3)
Financing activities	(194.4)	(125.8)	(16.5)	17.6	(61.3)

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

        The following discussion includes financial information prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"), as well as segment operating income, which is considered a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of financial performance that excludes amounts that are included in the most directly comparable measure calculated and presented in accordance with U.S. GAAP. The presentation of segment operating income is intended to supplement investors' understanding of our operating performance and is not intended to replace net income as determined in accordance with U.S. GAAP. Segment operating income is defined as operating income before stock-based compensation and certain non-recurring and other costs and is used by management to evaluate business segment performance and allocate resources. See Note 18, "Segment Information," in the accompanying consolidated financial statements for a reconciliation of segment operating income to income from continuing operations before income taxes.

        The results of operations of Microporous, which was sold in 2013, are classified as discontinued operations and are excluded from continuing operations and segment results for all periods presented. See Note 19, "Discontinued Operations," in the accompanying consolidated financial statements. All disclosures and amounts in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section relate to our continuing operations, unless otherwise indicated.

Overview

        We are a leading global high-technology filtration company that develops, manufactures and markets specialized microporous membranes used in separation and filtration processes. In fiscal 2014, we generated total net sales of $658.4 million. We operate in two primary businesses: energy storage, which includes the transportation and industrial segment and the electronics and EDVs segment, and separations media. The transportation and industrial and separations media segments represent approximately 80% of our total net sales and operate in stable, growing markets, have high recurring revenue bases and generate strong cash flows. In the electronics and EDVs segment, we have a presence in the more established consumer electronics market, but our most significant growth opportunity is the potentially larger and developing electric drive vehicle ("EDV") and energy storage systems ("ESS") markets where lithium is the disruptive technology. As described in more detail below, the long-term growth drivers for lithium batteries are positive, but we have experienced and may continue to experience variability in the short term as these markets emerge.

        During fiscal 2014, we refinanced our existing senior secured credit agreement. We used cash on hand and borrowings under the new senior secured credit agreement to retire our previously outstanding 7.5% senior notes and pay redemption premiums and other transaction-related expenses. The debt reduction and refinancing provides substantial interest savings and flexibility to pursue growth and value-creation opportunities as we continue to generate cash. We will continue to evaluate our alternatives for uses of cash, including returning value to shareholders through share repurchases.

        On February 23, 2015, we entered into integrated transactions with 3M Company ("3M"), Asahi Kasei Corporation ("Asahi Kasei") and EMS Holdings Corporation ("EMS"), an affiliate of Asahi

Kasei, pursuant to which we will sell our separations media business to 3M and, immediately thereafter, will be merged with EMS. In connection with the integrated transactions, at the time of the merger, each share of our common stock (other than any (a) dissenting shares, (b) shares owned by Asahi Kasei and EMS, the Company or any of their respective subsidiaries (which will be cancelled)) issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive $60.50 in cash without interest (the "Merger Consideration"), payable to the holder of such share. Each option to purchase shares of our common stock that is outstanding immediately prior to the effective time of the merger will immediately accelerate and vest and be cancelled and converted into the right to receive a payment in cash of an amount, subject to the amount of any required tax withholding, equal to the product of the total number of shares of our common stock subject to such cancelled option and the excess, if any, of the Merger Consideration over the applicable exercise price of the option; provided that any such option with respect to which the exercise price per share subject to the option is equal to or greater than the Merger Consideration shall be cancelled in exchange for no consideration. Each restricted share of our common stock that is outstanding immediately prior to the effective time of the merger will immediately accelerate and vest and be cancelled and converted into the right to receive a payment in cash of an amount, subject to the amount of any tax withholding, equal to the Merger Consideration, without interest, treating such restricted share in the same manner as the other shares of our common stock.

        The integrated transactions are subject to customary closing conditions, including regulatory and stockholder approval. Furthermore, we have the right to terminate the integrated transactions if we enter into a definitive agreement for an alternative transaction that constitutes a "Superior Proposal" (as defined in the applicable agreements), provided we comply with certain notice and other requirements, including paying Asahi Kasei and 3M a termination fee equal to $39.0 million and $16.8 million, respectively. Certain other actions by us causing termination of the integrated transactions could result in our being required to pay the foregoing termination fees to Asahi Kasei and 3M. There are no assurances that the proposed integrated transactions will be consummated on any given timetable, or at all.

Energy Storage

        In the energy storage business, our membrane separators are a critical functional component in lithium batteries, which are primarily used in consumer electronics and EDV applications, and lead-acid batteries, which are used globally in transportation and numerous industrial applications. We believe that the long-term growth drivers for the energy storage business—growth in Asia, demand for consumer electronics, and growing demand for EDVs—are positive. The energy storage business is comprised of two reportable segments.

        Electronics and EDVs.    Lithium batteries are the power source in a wide variety of applications, including consumer electronics applications such as notebook computers, tablets, mobile phones and cordless power tools; EDVs; and emerging applications such as ESS. Demand for lithium batteries in consumer electronics is driven by the need for increased mobility. In EDV applications, demand is driven by the need to increase fuel efficiency to meet mileage standards in many countries such as the U.S. and China, the need to reduce carbon dioxide ("CO2") emissions around the world but especially in Europe due to regulations, conversion from nickel metal hydride to lithium battery technology in hybrid vehicles due to greater energy and power density, concern in developed countries and emerging markets over future access to petroleum at stable prices, smog and pollution control, and the need to address increasing transportation needs in developing economies. Since late 2009, we have expanded capacity at our existing Charlotte, North Carolina and Ochang, South Korea facilities and built a new facility in Concord, North Carolina. Production started for portions of the Concord facility in 2012, and the remaining capacity will be completed, qualified and ramped up over time as the nascent market for EDVs develops.

        In 2014, we entered into long-term supply agreements with Samsung SDI Co., Ltd. ("Samsung") and Panasonic Automotive and Industrial Division ("Panasonic"), respectively, that include guaranteed purchase and supply volume requirements and volume-based price incentives. The Samsung agreement has an initial four-year term with a two-year extension provision and the Panasonic agreement has a five-year term. We believe that these agreements highlight the value of our capacity investments and proven industry-leading products and technology.

        Interest in and usage of our patent-protected ceramic coating technology is growing in both EDV and consumer electronics applications. We believe that this technology has value for current and future customers, and we have enforced and intend to continue to enforce our intellectual property rights around this and other patent-protected technology. In December 2013, we signed a technology licensing agreement with Sumitomo Chemical Co., Ltd. ("Sumitomo"), which provides for an annual technology licensing fee. In January 2014, we filed a complaint against LG Chem. Ltd. ("LG") alleging infringement of our patent covering ceramic coating technology. In July 2014, the United States District Court for the Western District of North Carolina granted a motion for preliminary injunction against LG relating to patent infringement of our ceramic coating technology, although the court has stayed enforcement of the injunction pending appeal. We believe that the recently signed long-term supply agreements, the licensing agreement with Sumitomo and the preliminary injunction against LG confirm our ability to provide certainty of supply for high-growth applications like EDVs and ESS and the value of our technology and intellectual property.

        We believe the long-term demand drivers for our products—consumer demand for mobility, regulations for better fuel efficiency and lower CO2 emissions, conversion from nickel metal hydride to lithium battery technology in hybrids, concerns about access to petroleum, efforts to reduce pollution, and increasing transportation needs in developing countries—remain intact. While consumer electronics applications have attractive long-term market growth trends, EDV and ESS applications represent our most significant growth opportunity and the long-term outlook continues to be positive. Based on industry forecasts and industry studies, the use of lithium technology in these applications is expected to grow at a compound annual growth rate in excess of 30% through 2020 on an energy capacity basis. Many factors influence membrane separator usage in lithium batteries, but because many new applications are incorporating large-format lithium batteries that require much greater membrane separator volume per battery, we believe that membrane separator growth will exceed battery unit sales growth and, although not perfectly correlated, will more closely approximate the growth rate in energy capacity. We believe the electrification of the worldwide fleet of vehicles is just beginning, from hybrids to plug-ins to full battery electric vehicles, including automobiles, buses, taxis and commercial fleet vehicles. We believe our dry process products continue to be the preferred product in large-format lithium batteries for EDVs and ESS. We are currently working with existing and new customers on next-generation batteries, which is important considering the long lead times required to become qualified for EDV applications. EDV and ESS are emerging market applications and are being adopted around the world in many forms. We are qualified on more than seventy-five EDV models and have field-proven products, significant production capacity already in place, technical advantages, low-cost manufacturing capabilities and intellectual property around ceramic coatings for lithium battery separators. We believe the factors that influenced our decision to expand capacity remain valid, and we continue to expect significant sales growth and utilization of our current production capacity as the EDV market develops and as ESS experiences more meaningful adoption. Although the long-term growth drivers are positive for these applications, short-term fluctuations in demand can be expected in the early stages of adoption while initial penetration rates are low. Given the high separator content for these applications and the potential size of these markets, small changes in end-market demand can have a significant impact on our business.

        Transportation and industrial.    In the lead-acid battery market, the high proportion of aftermarket replacement sales and the steady growth of the worldwide fleet of motor vehicles provide us with a growing recurring revenue base in lead-acid battery separators. Worldwide demand for lead-acid battery separators is expected to continue to grow at slightly more than annual economic growth. The Asia Pacific region is the fastest growing market for lead-acid battery separators. Growth in this region is driven by the increasing penetration of automobile ownership, growth in industrial and manufacturing sectors, export incentives and ongoing conversion to the polyethylene-based membrane separators we produce.

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

        For healthcare applications, we produce membranes used in blood filtration for hemodialysis, blood oxygenation and plasmapheresis. Growth in demand for hemodialysis membranes is driven by the increasing worldwide population of end-stage renal disease patients. We believe that conversion to single-use dialyzers and increasing treatment frequency will result in additional dialyzer market growth.

        For filtration and specialty applications, we produce a wide range of membranes and membrane-based elements used in the microfiltration, ultrafiltration and gasification/degasification of liquids. Microfiltration and ultrafiltration membrane element market growth is being driven by several factors, including end-market growth in applications such as water treatment and pharmaceutical processing, displacement of conventional filtration media by membrane filtration due to membranes' superior cost and performance attributes, and increasing purity requirements in industrial and other applications.

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

        We perform a quantitative two-step goodwill impairment test. Step one of the goodwill impairment test compares the fair value of our reporting units to their carrying amount. The fair value of the reporting unit is determined using the income approach, corroborated by comparison to market capitalization and key multiples of comparable companies. Under the income approach, we determine fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit's carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit's assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to the excess.

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

        In fiscal 2014, our annual impairment test indicated that the fair value of the reporting units substantially exceeded their respective carrying amounts.

Pension benefits

        Certain assumptions are used in the calculation of the actuarial valuation of our defined benefit pension plans. Two critical assumptions, discount rate and expected return on assets, are important elements of plan expense and liability measurement, and differences between actual results and these two actuarial assumptions can materially affect the valuation of our projected benefit obligation. Other assumptions involve demographic factors such as retirement, expected increases in compensation, mortality and turnover. The discount rate enables us to state expected future cash flows at a present value on the measurement date. The discount rate assumptions are based on the market rate for high quality fixed-income investments. At January 3, 2015, a decrease of one percentage point in the discount rate would increase our projected benefit obligations and the unfunded status of our pension plans by $25.8 million. The expected rate of return on our pension plan assets is based on the asset allocation of each plan and the long-term projected return of those assets. For 2014, if the expected rate of return on pension plan assets was reduced by one percentage point, the result would have increased our net periodic benefit expense for fiscal 2014 by $0.1 million. At January 3, 2015, if the actual plan assets were reduced by one percentage point, the unfunded status of our pension plans would increase by $0.2 million.

Repairs and maintenance

        Repair and maintenance costs, which include indirect labor and employee benefits associated with maintenance personnel and utility, maintenance and repair costs for equipment and facilities utilized in the manufacturing process, are treated as inventoriable costs. Repair and maintenance costs as a percent of cost of goods sold has been consistent for fiscal 2014, 2013 and 2012. Major planned maintenance activities outside of the normal production process are capitalized as property, plant and equipment if the costs are expected to provide future benefits by increasing the service potential of the asset to which the repair or maintenance applies. We have not had any major planned maintenance activities or capitalized significant repair and maintenance costs as property, plant and equipment in the last three fiscal years.

Stock-based compensation

        Stock-based compensation expense is based on the fair value of the award at grant date. The Black-Scholes option-pricing model, which is used for valuation of stock option awards, requires the use of significant assumptions, including expected term of the options and expected volatility. We determine expected term based on historical experience, vesting periods, structure of option plans and contractual term of the options. Expected volatility is estimated based on our historical stock prices and implied volatility from traded options. The assumptions used in calculating the fair value of awards involve inherent uncertainty and management judgment. If factors change or we use different assumptions for estimating stock-based compensation expense in future periods, stock-based compensation expense may differ materially in the future.

Results of operations

        The following table sets forth, for the fiscal years indicated, certain of our historical operating data in amount and as a percentage of net sales:

	Fiscal Year
(in millions)	2014	2013	2012
Net sales	$658.4	$636.3	$648.7

Gross profit	230.0	220.7	245.2
Selling, general and administrative expenses	145.2	132.8	121.4

Operating income	84.8	87.9	123.8
Interest expense, net	22.0	39.5	36.0
Costs related to purchase of 7.5% senior notes	24.9	—	—
Write-off of loan acquisition costs and other expenses associated with refinancing of senior credit agreement	1.1	—	2.5
Other	(9.1)	0.1	0.2

Income from continuing operations before income taxes	45.9	48.3	85.1
Income taxes	9.7	14.2	25.3

Income from continuing operations	$36.2	$34.1	$59.8

	Fiscal Year
(percent of sales)	2014	2013	2012
Net sales	100.0%	100.0%	100.0%

Gross profit	34.9	34.7	37.8
Selling, general and administrative expenses	22.0	20.9	18.7

Operating income	12.9	13.8	19.1
Interest expense, net	3.3	6.2	5.5
Costs related to purchase of 7.5% senior notes	3.8	—	—
Write-off of loan acquisition costs and other expenses associated with refinancing of senior credit agreement	0.2	—	0.4
Other	(1.4)	—	0.1

Income from continuing operations before income taxes	7.0	7.6	13.1
Income taxes	1.5	2.2	3.9

Income from continuing operations	5.5%	5.4%	9.2%

Fiscal 2014 compared with fiscal 2013

        Net sales.    Net sales for fiscal 2014 were $658.4 million, an increase of $22.1 million, or 3.5%, from fiscal 2013, due to higher sales in the transportation and industrial and separations media segments, partially offset by lower sales in the electronics and EDVs segment and the negative impact of foreign currency translation of $3.0 million. See "Financial reporting segments" below for more information.

        Gross profit.    Gross profit was $230.0 million, an increase of $9.3 million from fiscal 2013, primarily due to higher sales in the transportation and industrial and separations media segments, partially offset by lower sales in the electronics and EDVs segment. Gross profit as a percent of net sales was 34.9% for fiscal 2014, consistent with the prior year. See "Financial reporting segments" below for more information.

        Selling, general and administrative expenses.    Selling, general and administrative expenses were $145.2 million, an increase of $12.4 million from fiscal 2013, primarily due to a $6.2 million increase in litigation costs associated with patent enforcement, a $1.3 million increase in performance-based incentive compensation expense, and a $1.0 million increase in stock-based compensation expense. Selling, general and administrative expenses were 22.0% of consolidated net sales in fiscal 2014 and 20.9% in fiscal 2013.

        Segment operating income.    Segment operating income, which excludes stock-based compensation and certain non-recurring and other costs, was $115.3 million, an increase of $2.4 million from fiscal 2013 due to higher sales in the transportation and industrial and separations media segments, partially offset by lower sales in the electronics and EDVs segment and a $1.3 million increase in performance-based incentive compensation expense. Segment operating income as a percent of net sales was 17.5% for fiscal 2014, consistent with the prior year. See "Financial reporting segments" below for more information.

        Interest expense.    Interest expense was $22.0 million for fiscal 2014, a decrease of $17.5 million from the prior year. The decrease was the result of the debt reduction and refinancing transactions that were completed during the second quarter of 2014.

        Income taxes.    Income taxes as a percentage of pre-tax income for fiscal 2014 were 21.2% compared to 29.5% for fiscal 2013. Income taxes recorded in the financial statements differ from the federal statutory income tax rate and fluctuate between years due to a variety of factors including the mix of income between the U.S. and foreign jurisdictions taxed at varying rates and changes in estimates of permanent differences and valuation allowances. The mix of earnings between the tax jurisdictions has a significant impact on the effective tax rate. Each tax jurisdiction has its own set of tax laws and tax rates, and income earned by our subsidiaries is taxed independently by these various jurisdictions. Currently, the applicable statutory income tax rates in the jurisdictions in which we operate range from 0% to 39%. During 2014, our effective tax rate was impacted by the reduction of taxable income in the U.S. for the costs incurred in connection with the refinancing of our senior secured credit agreement and purchase of our 7.5% senior notes. Since the U.S. is a relatively high tax rate jurisdiction, the decrease in U.S. taxable income from these costs resulted in a lower consolidated tax rate.

        The effect of each of these items on our effective tax rate is quantified as follows:

	Fiscal 2014	Fiscal 2013
U.S. federal statutory rate	35.0%	35.0%
Mix of income in taxing jurisdictions	(12.0)	(4.1)
Costs associated with debt reduction and refinancing	(5.5)	—
Other	3.7	(1.4)

Total effective tax rate	21.2%	29.5%

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

        Gross profit.    Gross profit was $220.7 million, a decrease of $24.5 million from fiscal 2012. Gross profit as a percent of net sales was 34.7% for fiscal 2013 compared to 37.8% for fiscal 2012. The decrease in consolidated gross profit and gross profit as a percent of net sales was primarily due to lower sales in the electronics and EDVs segment. Gross profit as a percent of net sales was consistent with the prior year in the transportation and industrial and separations media segments. See "Financial reporting segments" below for more information.

        Selling, general and administrative expenses.    Selling, general and administrative expenses were $132.8 million, an increase of $11.4 million from fiscal 2012, primarily due to a $6.1 million increase in performance-based incentive compensation expense and a $4.4 million increase in stock-based compensation expense. Selling, general and administrative expenses were 20.9% of consolidated net sales in fiscal 2013 and 18.7% in fiscal 2012.

        Segment operating income.    Segment operating income, which excludes stock-based compensation and certain non-recurring and other costs, was $112.9 million, a decrease of $28.9 million from fiscal 2012. Segment operating income as a percent of net sales was 17.7% for fiscal 2013 compared to 21.9% for fiscal 2012. The decrease in segment operating income and segment operating income as a percent of net sales was primarily due to lower sales in the electronics and EDVs segment and an increase in performance-based incentive compensation expense. Operating income as a percent of net sales was consistent with the prior year in the transportation and industrial and separations media segments. See "Financial reporting segments" below for more information.

        Interest expense.    Interest expense for fiscal 2013 increased by $3.5 million from fiscal 2012, primarily resulting from a decrease in capitalized interest.

        Income taxes.    Income taxes as a percentage of pre-tax income for fiscal 2013 were 29.5% compared to 29.7% for fiscal 2012. The income tax expense recorded in the financial statements fluctuates between years due to the mix of income between the U.S. and foreign jurisdictions taxed at varying rates and a variety of other factors, including changes in estimates of permanent differences and valuation allowances. The mix of earnings between the tax jurisdictions has a significant impact on the effective tax rate. Each tax jurisdiction has its own set of tax laws and tax rates, and income earned by our subsidiaries is taxed independently by these various jurisdictions. The applicable statutory income tax rates in the jurisdictions in which we operate ranged from 0% to 42%.

        The effect of each of these items on our effective tax rate is quantified as follows:

	Fiscal 2013	Fiscal 2012
U.S. federal statutory rate	35.0%	35.0%
Mix of income in taxing jurisdictions	(4.1)	(8.3)
Other	(1.4)	3.0

Total effective tax rate	29.5%	29.7%

Discontinued operations

        On December 19, 2013, we completed the sale of our Microporous business, which consisted of the production facilities in Piney Flats, Tennessee, and Feistritz, Austria, for $120.0 million. We recognized a gain of $35.2 million on the sale, net of direct transaction costs and income taxes. Microporous was previously included in the transportation and industrial segment. The results of operations from this business are classified as discontinued operations and are excluded from continuing operations and segment results for all periods presented.

Financial reporting segments

Electronics and EDVs

Fiscal 2014 compared with fiscal 2013

        Net sales.    Net sales for fiscal 2014 were $126.8 million, a decrease of $3.5 million, or 2.7%, from fiscal 2013. Net sales decreased by 3.9% due to changes in price/customer mix, reflecting the impact of recently signed long-term supply agreements, which include purchase commitments and lower pricing. Pricing for lithium battery separators is generally volume-based, with higher volume customers receiving lower sales prices. Net sales increased by 1.2% due to higher sales volumes, as growth in sales into EDV applications more than offset lower sales into consumer electronics applications. Sales volumes into EDV applications increased due to growth with current customers, partially offset by the $22.5 million decline attributable to LG. We have had no sales to LG since the third quarter of 2013. EDV applications represent our most significant growth opportunity, and the long-term outlook continues to be positive, given that we are qualified on more than seventy-five EDV models and have field-proven products, significant production capacity already in place, technical advantages, low-cost manufacturing capabilities and intellectual property around ceramic coatings for lithium battery separators. For consumer electronics applications, we are working on new projects and development opportunities, but we cannot currently predict when or if sales volumes into these applications will improve.

        Segment operating income.    Segment operating income was $15.8 million, a decrease of $3.7 million from fiscal 2013. Segment operating income as a percent of net sales was 12.5% for fiscal 2014 compared to 15.0% for fiscal 2013. The decrease in segment operating income and segment operating income as a percent of net sales was primarily due to lower sales.

        The key drivers of operating income and operating income as a percent of net sales are sales and the amount of fixed costs relative to sales. In 2014, net sales were $126.8 million, or 32% of our total production capacity in terms of sales, as compared to 2013 sales of $130.3 million, or 33% of capacity. In 2014 and 2013, excluding the final phase of expansion at our Concord facility, which will be completed, qualified and ramped up as demand develops, we had total production capacity sufficient to generate approximately $400.0 million in annual lithium battery separator sales, depending on the mix of products and grades produced. Because of the decrease in sales with no significant change in fixed costs, operating income and operating income as a percent of net sales declined.

Fiscal 2013 compared with fiscal 2012

        Net sales.    Net sales for fiscal 2013 were $130.3 million, a decrease of $37.1 million, or 22.2%, from fiscal 2012. Net sales decreased primarily because of lower sales volumes in consumer electronics applications, partially offset by an increase in sales to EDV applications. Net sales decreased by $3.5 million due to price/product mix. For consumer electronics, sales volumes were lower due to weakness in end-market demand for devices such as laptop computers and capacity limitations in 2011, which caused us to miss some sales qualification opportunities for new devices such as smartphones and tablets. In 2013, sales volumes into EDV applications increased due to continued market growth, despite lower sales to LG during the second half of 2013. We had no sales to them in the fourth quarter of 2013.

        In December 2013, we entered into an agreement with Sumitomo to license our intellectual property related to ceramic coating separators for lithium batteries. In connection with the agreement, Sumitomo agreed to pay $3.5 million in technology licensing fees related to past usage of our ceramic coating technology and will also pay ongoing license fees based on future use of this technology.

        Segment operating income.    Segment operating income was $19.5 million, a decrease of $27.9 million from fiscal 2012. Segment operating income as a percent of net sales was 15.0% for fiscal 2013 compared to 28.3% for fiscal 2012. The decrease in segment operating income and segment operating income as a percent of net sales was due to lower sales volume.

        The key drivers of operating income and operating income as a percent of net sales are sales and the amount of fixed costs relative to sales. In 2013, net sales were $130.3 million, or 33% of our total production capacity in terms of sales, as compared to 2012 sales of $167.4 million, or 42% of capacity. There were no changes in production capacity in 2013 as compared to 2012. In 2013 and 2012, excluding the final phase of expansion at our Concord facility, which will be completed, qualified and ramped up as demand develops, we had total production capacity sufficient to generate approximately $400.0 million in annual lithium battery separator sales, depending on the mix of products and grades produced. Because of the decrease in sales with no significant change in fixed costs, operating income and operating income as a percent of net sales declined.

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

Transportation and Industrial

Fiscal 2014 compared with fiscal 2013

        Net sales.    Net sales for fiscal 2014 were $323.2 million, an increase of $11.3 million, or 3.6%, from fiscal 2013, with higher sales in Asia and Europe partially offset by lower sales in the Americas and the negative impact of foreign currency translation of $2.7 million.

        Segment operating income.    Segment operating income was $71.3 million, an increase of $1.3 million from fiscal 2013. Segment operating income as a percent of net sales was 22.1% for fiscal 2014, consistent with the prior year.

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

Separations Media

Fiscal 2014 compared with fiscal 2013

        Net sales.    Net sales for fiscal 2014 were $208.4 million, an increase of $14.3 million, or 7.4%, from fiscal 2013 due to higher sales in both healthcare and filtration and specialty products, partially offset by the negative impact of foreign currency translation of $0.3 million.

        Segment operating income.    Segment operating income was $60.8 million, an increase of $6.7 million from fiscal 2013 due to higher sales. Segment operating income as a percent of net sales was 29.2% in fiscal 2014 compared to 27.9% in fiscal 2013. The increase in segment operating income as a percent of net sales was due to product mix and production efficiencies.

Fiscal 2013 compared with fiscal 2012

        Net sales.    Net sales for fiscal 2013 were $194.1 million, an increase of $11.8 million, or 6.5%, from fiscal 2012 due to higher sales in both healthcare and filtration and specialty products and the positive impact of foreign currency translation of $4.7 million.

        Segment operating income.    Segment operating income was $54.1 million, an increase of $1.6 million from fiscal 2012. Segment operating income as a percent of net sales was 27.9% in fiscal 2013, which is consistent with the prior year.

Corporate and other costs

        Corporate and other costs include costs associated with the corporate office and other costs that are not allocated to the reporting segments for segment reporting purposes, including amortization of identified intangible assets and performance-based incentive compensation.

        Fiscal 2014 compared with fiscal 2013.    Corporate and other costs for fiscal 2014 were $32.6 million, an increase of $1.9 million from fiscal 2013, primarily due to higher performance-based incentive compensation expense.

        Fiscal 2013 compared with fiscal 2012.    Corporate and other costs for fiscal 2013 were $30.7 million, an increase of $6.6 million from fiscal 2012, primarily due to higher performance-based incentive compensation expense.

Foreign operations

        As of January 3, 2015, we manufactured our products at 15 strategically located facilities in the United States, Europe and Asia. Net sales from foreign locations were $416.9 million (63.3% of consolidated sales), $403.9 million (63.5% of consolidated sales) and $441.5 million (68.1% of consolidated sales) for fiscal 2014, 2013 and 2012, respectively. Pre-tax income from foreign production facilities was $67.5 million (147.1% of consolidated pre-tax income), $51.1 million (105.6% of consolidated pre-tax income) and $67.0 million (78.7% of consolidated pre-tax income) for fiscal 2014, 2013 and 2012, respectively. The fluctuation in the relationship between foreign net sales and foreign pre-tax income as a percent of consolidated amounts is primarily due to the mix of operating results between segments and corporate costs incurred in the U.S., including interest expense, stock-based compensation expense and in 2014, costs incurred in connection with the refinancing of our senior secured credit agreement and purchase of our 7.5% senior notes. The majority of sales and pre-tax income from U.S. production facilities are attributable to the electronics and EDVs segment, where we primarily produce in the U.S. for customers located in Asia. The majority of sales and pre-tax income from foreign production facilities are attributable to the transportation and industrial and separations media segments. In the transportation and industrial segment, we have production facilities in the U.S., Europe and Asia and generally produce in the same geographic region that we sell, though we do export some production from U.S. and European facilities to meet growing demand in Asia. In the separations media segment, the majority of production is at our manufacturing facility in Germany, and sales are made to customers worldwide. Operating results generated by production facilities within business segments was not significantly impacted by differences in economic, regulatory, geographic or other competitive factors.

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

Liquidity and capital resources

        At January 3, 2015, cash and cash equivalents were $44.5 million, a decrease of $118.9 million from the prior year, as we used cash on hand and cash generated from operations to fund capital expenditures, reduce and refinance our debt and repurchase shares of common stock.

        Operating activities.    Net cash provided by operating activities was $112.1 million in fiscal 2014, with cash generated from operations of $122.5 million partially offset by changes in operating assets and liabilities of $10.4 million. Accounts receivable increased due to the timing of sales and cash receipts, and days sales outstanding was consistent with prior year. We have not experienced significant changes in accounts receivable aging or customer payment terms and believe that we have adequately provided for potential bad debts. Inventory decreased from prior year, and days in ending inventory decreased by approximately 14%. Inventory levels are impacted by production schedules and expected future customer demand, which is based on a number of factors, including discussions with customers, customer forecasts and industry and economic trends. Inventory is generally not subject to obsolescence and does not have a shelf life, and we do not believe there is a significant risk of inventory impairment. Accounts payable and accrued liabilities decreased primarily due to timing of payments.

        Investing activities.    In fiscal 2014, capital expenditures were $30.8 million, as compared to $28.2 million in the prior year. We currently estimate capital expenditures to be approximately $85.0 million in fiscal 2015, including planned capacity expansions in the transportation and industrial and separations media segments. Actual capital spending may vary depending on timing of payments and project approvals. As of January 3, 2015, we had $146.1 million of construction in progress, primarily related to the capacity expansion projects in the electronics and EDVs segment, remaining portions of which will be completed, qualified and ramped up over time as market demand develops. In fiscal 2013, investing activities also included net proceeds of $116.6 million from the sale of discontinued operations.

        Financing activities.    During the second quarter of 2014, we completed a debt reduction and refinancing, using cash on hand and borrowings under the new senior secured credit agreement to repay all outstanding obligations under our previous senior secured credit agreement, redeem and retire our previously outstanding 7.5% senior notes, and pay loan acquisition costs. The total purchase price for the notes was $385.5 million, consisting of principal of $365.0 million and redemption premiums of $20.5 million.

        In May 2014, the Board of Directors authorized the repurchase of up to 4,500,000 shares of our common stock. The share repurchase program has no expiration date. During fiscal 2014, we repurchased 450,000 shares of common stock for $20.0 million under the share repurchase program. The timing, price and volume of future purchases will be based on market conditions, relevant securities laws and other factors. The share repurchases may be made from time to time on the open market or in privately negotiated transactions. The share repurchase program does not require us to repurchase any specific number of shares, and we may terminate the repurchase program at any time. In 2013, the Board of Directors authorized the repurchase of up to 4,000,000 shares of our common stock by December 31, 2013. We repurchased 2,000,000 shares of common stock for $80.3 million under this authorization.

        We intend to fund our ongoing operations with cash on hand, cash generated by operations and borrowings under the senior secured credit agreement. As of January 3, 2015, approximately 88% of our cash and cash equivalents were held by foreign subsidiaries. There were no significant restrictions on our ability to transfer funds with and among subsidiaries. Taxes have been provided on earnings distributed and expected to be distributed by the Company's foreign subsidiaries. All other foreign earnings are undistributed and considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state taxes has been provided thereon. Our current operating plans do not demonstrate a need to repatriate additional foreign earnings to fund our U.S. operations. However, if we decided to repatriate additional cash held by our foreign subsidiaries, we would be required to accrue and pay any applicable U.S. and local taxes to repatriate these funds.

        Our new senior credit agreement provides for a $150.0 million revolving credit facility and a $500.0 million term loan facility and matures in April 2019. At January 3, 2015, we had no amounts outstanding and $150.0 million available for borrowing under the revolving credit facility. Interest rates under the senior credit agreement are equal to, at our option, either an alternate base rate or the Eurodollar base rate, plus a specified margin. At January 3, 2015, the interest rate on borrowings under the senior credit agreement was 2.17%.

        Under the senior credit agreement, we are subject to a maximum ratio of indebtedness to adjusted EBITDA and a minimum ratio of adjusted EBITDA to cash interest expense. Adjusted EBITDA, as defined under the senior credit agreement, was as follows:

(in millions)	Fiscal 2014
Income from continuing operations attributable to Polypore International, Inc.	$34.6
Add/Subtract:
Depreciation and amortization expense	55.2
Interest expense, net	22.0
Income taxes	9.7
Stock-based compensation	21.7
Costs related to purchase of 7.5% senior notes	24.9
Write-off of loan acquisition costs and other expenses associated with refinancing of senior credit agreement	1.1
Foreign currency loss	(8.6)
Litigation costs associated with patent enforcement	8.4
Loss on disposal of property, plant and equipment	0.3
Other non-cash or non-recurring charges	(1.8)

Adjusted EBITDA	$167.5

        As of January 3, 2015, the calculation of the leverage ratio, as defined under the senior credit agreement, was as follows:

(in millions)	Fiscal 2014
Indebtedness(1)	$443.0
Adjusted EBITDA	$167.5
Actual leverage ratio	2.65x
Required maximum leverage ratio	4.25x

(1)
Calculated as the sum of outstanding borrowings under the senior credit agreement, less cash on hand (not to exceed $50.0 million).

        As of January 3, 2015, the calculation of the interest coverage ratio, as defined under the senior credit agreement, was as follows:

(in millions)	Fiscal 2014
Adjusted EBITDA	$167.5
Interest expense(1)	$12.0
Actual interest coverage ratio	13.95x
Required minimum interest coverage ratio	3.00x

(1)
Calculated as cash interest expense for the twelve months ended January 3, 2015, as defined under the senior credit agreement and on a pro forma basis as if the refinancing of our previous senior credit agreement and purchase and retirement of the previously outstanding 7.5% senior notes had occurred on the first day of fiscal 2014.

        The senior credit agreement contains certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances, and other matters customarily restricted in such agreements. The agreement also contains certain customary events of default, subject to grace periods, as appropriate. As of January 3, 2015, the Company was in compliance with the covenants contained in the senior credit agreement.

        In August 2014, we entered into a forward-starting interest rate swap to pay a fixed interest rate of 1.9% and receive one-month LIBOR on a notional amount of $250.0 million. The interest rate swap economically converts a portion of the Company's LIBOR-based, variable rate debt into fixed rate debt from its effective date of July 31, 2015 through its expiration on April 8, 2019.

        Future debt service payments are expected to be paid out of cash flows from operations, borrowings on our new revolving credit facility and future refinancing of our debt. Our cash interest requirements for the next twelve months are estimated to be $12.9 million, including the impact of the interest rate swap.

        We believe we have sufficient liquidity to meet our cash requirements over both the short (next twelve months) and long term (in relation to our debt service requirements). In evaluating the sufficiency of our liquidity, we considered cash on hand, expected cash flow to be generated from operations and available borrowings under our senior credit agreement compared to our anticipated cash requirements for debt service, working capital, cash taxes, capital expenditures and funding requirements for long-term liabilities. We anticipate that our cash on hand and operating cash flow, together with borrowings under the revolving credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due for at least the next twelve months. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. See the "Risk Factors" in this Annual Report on Form 10-K.

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

Contractual Obligations

        The following table sets forth our contractual obligations at January 3, 2015. Some of the amounts included in this table are based on management's estimates and assumptions about these obligations, including their duration, anticipated actions by third parties and other actions. Because these estimates and assumptions are necessarily subjective, the timing and amount of payments under these obligations may vary from those reflected in this table. For more information on these obligations, see the notes to consolidated financial statements included in "Financial Statements and Supplementary Data."

	Payment due by Period
(in millions)	Total	2015	2016 - 2017	2018 - 2019	Thereafter
Long-term debt	$487.5	$25.0	$75.0	$387.5	$—
Cash interest payments(1)	58.4	12.9	29.1	16.4	—
Operating lease obligations(2)	9.5	3.5	4.3	1.5	0.2

	$555.4	$41.4	$108.4	$405.4	$0.2

(1)
Includes cash interest requirements on the term loan facility through its maturity in April 2019 and on the interest rate swap from its effective date in July 2015 through its expiration in April 2019. Variable interest rates used in determining cash interest requirements in the table are assumed to be the same rates that were in effect at January 3, 2015.

(2)
We lease certain equipment and facilities under operating leases. Some lease agreements provide us with the option to renew the lease agreement. Our future operating lease obligations would change if we exercised these renewal options. For leases denominated in foreign currencies, the table assumes that the exchange rate of the dollar to the respective foreign currencies is the average rate for 2014 for all periods presented.

(3)
As discussed in the notes to consolidated financial statements included in "Financial Statements and Supplementary Data," we have long-term liabilities for pension obligations of $121.0 million as of January 3, 2015. Our contributions for these benefit plans are not included in the table above since the timing and amount of payments are dependent upon many factors, including when an employee retires or leaves the Company, certain benefit elections by employees, return on plan assets, minimum funding requirements and foreign currency exchange rates. We estimate that contributions to the pension plans in fiscal 2015 will be $1.8 million.

(4)
As discussed in the notes to consolidated financial statements included in "Financial Statements and Supplementary Data," we have recorded a liability at January 3, 2015 of $10.3 million, including accrued interest and penalties, for unrecognized tax benefits. Payments related to this liability are not included in the table above since the timing and actual amounts of the payments, if any, are not known.

(5)
As discussed in the notes to consolidated financial statements included in "Financial Statements and Supplementary Data," we have an environmental reserve of $0.9 million at January 3, 2015. We anticipate the expenditures associated with the reserve will be made in the next twelve months.

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

Interest rate risk

        At January 3, 2015, we had variable rate debt of $487.5 million. To reduce the interest rate risk inherent in our variable rate debt, in August 2014 we entered into a forward-starting interest rate swap to pay a fixed interest rate of 1.9% and receive one-month LIBOR on a notional amount of $250.0 million. The interest rate swap economically converts a portion of the Company's LIBOR-based, variable rate debt into fixed rate debt from its effective date of July 31, 2015 through its expiration on April 8, 2019. The pre-tax earnings and cash flow impact resulting from a 100 basis point increase in interest rates on our variable rate debt, including the impact of the interest rate swap, is estimated to be $3.7 million per year.

Currency risk

        Outside of the United States, we maintain assets and operations in Europe and Asia. The results of operations and financial position of our foreign operations are principally measured in their respective currency and translated into U.S. dollars. As a result, exposure to foreign currency fluctuations exists. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency. Our subsidiaries and affiliates also purchase and sell products and services in various currencies. As a result, we may be exposed to cost increases relative to the local currencies in the markets in which we sell. Because the percentage of our sales in foreign currencies differs from the percentage of our costs in foreign currencies, a change in the relative value of the U.S. dollar could have a disproportionate impact on sales compared to costs, which could impact margins. A portion of our assets are based in foreign locations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected in "Accumulated other comprehensive loss." Accordingly, our consolidated shareholders' equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency, primarily the euro.

        The dollar/euro exchange rates used in our financial statements for the fiscal years ended as set forth below were as follows:

	2014	2013	2012
Period end rate	1.2049	1.3760	1.3225
Period average rate	1.3296	1.3280	1.2862

        Our strategy for management of currency risk relies primarily on conducting our operations in a country's respective currency and may, from time to time, involve foreign currency derivatives. As of January 3, 2015, we did not have any foreign currency derivatives outstanding.

Item 8.    Financial Statements and Supplementary Data

        The Company's reports of independent registered public accounting firms and consolidated financial statements and related notes appear on the following pages of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Polypore International, Inc.:

        We have audited the accompanying consolidated balance sheet of Polypore International, Inc. and subsidiaries as of January 3, 2015, and the related consolidated statements of income, comprehensive income (loss), shareholders' equity, and cash flows for the year ended January 3, 2015. In connection with our audit of the consolidated financial statements, we also have audited the related financial statement Schedule II. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Polypore International, Inc. and subsidiaries as of January 3, 2015, and the results of their operations and their cash flows for the year ended January 3, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Polypore International, Inc.'s internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2015 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Charlotte, North Carolina
March 4, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Polypore International, Inc.:

        We have audited Polypore International, Inc.'s (the Company) internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control—Integrated Framework (1992) issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of January 3, 2015, and the related consolidated statements of income, comprehensive income (loss), shareholders' equity, and cash flows for the year ended January 3, 2015, and our report dated March 4, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Charlotte, North Carolina
March 4, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors
of Polypore International, Inc.

        We have audited the accompanying consolidated balance sheets of Polypore International, Inc. as of December 28, 2013, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the two years in the period ended December 28, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polypore International, Inc. at December 28, 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 28, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Charlotte, North Carolina
February 25, 2014

Polypore International, Inc.

Consolidated balance sheets

(in thousands, except share data)	January 3, 2015	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$44,458	$163,423
Accounts receivable, net	121,755	113,506
Inventories	101,176	113,860
Prepaid and other	16,673	19,557

Total current assets	284,062	410,346
Property, plant and equipment, net	558,235	595,375
Goodwill	444,512	444,512
Intangibles and loan acquisition costs, net	78,303	93,792
Other	10,180	9,984

Total assets	$1,375,292	$1,554,009

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$24,358	$31,764
Accrued liabilities	52,697	51,152
Income taxes payable	2,310	4,215
Current portion of debt	25,000	16,875

Total current liabilities	104,365	104,006
Debt, less current portion	462,500	629,375
Pension obligations, less current portion	121,038	102,821
Deferred income taxes	40,319	72,082
Other	29,736	26,149
Commitments and contingencies
Shareholders' equity:
Preferred stock—15,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value—200,000,000 shares authorized, 47,330,740 issued and 44,859,492 outstanding at January 3, 2015 and 46,926,205 issued and 44,916,570 outstanding at December 28, 2013	473	469
Paid-in capital	600,418	569,362
Retained earnings	171,287	137,379
Accumulated other comprehensive loss	(61,308)	(12,865)
Treasury stock, at cost—2,471,248 shares at January 3, 2015 and 2,009,635 shares at December 28, 2013	(100,998)	(80,668)

Total Polypore International, Inc. shareholders' equity	609,872	613,677
Noncontrolling interest	7,462	5,899

Total shareholders' equity	617,334	619,576

Total liabilities and shareholders' equity	$1,375,292	$1,554,009

See notes to consolidated financial statements

Polypore International, Inc.

Consolidated statements of income

(in thousands, except per share data)	Year ended January 3, 2015	Year ended December 28, 2013	Year ended December 29, 2012
Net sales	$658,358	$636,282	$648,699
Cost of goods sold	428,335	415,553	403,490

Gross profit	230,023	220,729	245,209
Selling, general and administrative expenses	145,223	132,792	121,454

Operating income	84,800	87,937	123,755
Other (income) expense:
Interest expense, net	22,007	39,473	36,049
Costs related to purchase of 7.5% senior notes	24,937	—	—
Write-off of loan acquisition costs and other expenses associated with refinancing of senior credit agreement	1,148	—	2,478
Foreign currency and other	(9,166)	91	129

	38,926	39,564	38,656

Income from continuing operations before income taxes	45,874	48,373	85,099
Income taxes	9,728	14,289	25,267

Income from continuing operations	36,146	34,084	59,832
Income from discontinued operations, net of income taxes	—	12,302	10,877
Gain (loss) on sale of discontinued operations, net of income taxes	(655)	35,855	—

Income (loss) from discontinued operations	(655)	48,157	10,877

Net income	35,491	82,241	70,709
Less: Net income (loss) attributable to noncontrolling interest	1,583	630	(242)

Net income attributable to Polypore International, Inc.	$33,908	$81,611	$70,951

Net income attributable to Polypore International, Inc.:
Income from continuing operations	$34,563	$33,454	$60,074
Income (loss) from discontinued operations	(655)	48,157	10,877

Net income attributable to Polypore International, Inc.	$33,908	$81,611	$70,951

Net income attributable to Polypore International, Inc. per share—basic:
Continuing operations	$0.77	$0.73	$1.29
Discontinued operations	(0.01)	1.06	0.23

Net income attributable to Polypore International, Inc. per share	$0.76	$1.79	$1.52

Net income attributable to Polypore International, Inc. per share—diluted:
Continuing operations	$0.76	$0.72	$1.27
Discontinued operations	(0.01)	1.04	0.23

Net income attributable to Polypore International, Inc. per share	$0.75	$1.76	$1.50

Weighted average shares outstanding—basic	44,786,317	45,610,270	46,540,385
Weighted average shares outstanding—diluted	45,382,074	46,239,796	47,229,595

See notes to consolidated financial statements

Polypore International, Inc.

Consolidated statements of comprehensive income (loss)

(in thousands)	Year ended January 3, 2015	Year ended December 28, 2013	Year ended December 29, 2012
Net income	$35,491	$82,241	$70,709
Other comprehensive income (loss):
Foreign currency translation adjustment	(31,918)	3,745	10,065
Change in net actuarial loss and prior service credit	(23,785)	10,207	(20,883)
Unrealized loss on interest rate swap	(2,265)	—	—
Income taxes related to other comprehensive income (loss)	9,505	(4,285)	5,599

Other comprehensive income (loss)	(48,463)	9,667	(5,219)

Comprehensive income (loss)	(12,972)	91,908	65,490
Less: Comprehensive income (loss) attributable to noncontrolling interest	1,563	809	(235)

Comprehensive income (loss) attributable to Polypore International, Inc.	$(14,535)	$91,099	$65,725

See notes to consolidated financial statements

Polypore International, Inc.

Consolidated statements of shareholders' equity

(in thousands, except share data)	Shares of Common Stock	Common Stock	Shares of Treasury Stock	Treasury Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total
Balance at December 31, 2011	46,499,180	$465	—	$—	$527,243	$(15,183)	$(17,127)	$3,995	$499,393
Net income for the year ended December 29, 2012	—	—	—	—	—	70,951	—	(242)	70,709
Stock-based compensation	—	—	—	—	16,278	—	—	—	16,278
Stock option exercises	116,183	1	—	—	1,337	—	—	—	1,338
Excess tax benefit from stock-based compensation	—	—	—	—	338	—	—	—	338
Restricted stock grants	11,701	—	—	—	—	—	—	—	—
Change in net actuarial loss and prior service credit, net of income tax benefit of $5,848	—	—	—	—	—	—	(15,035)	—	(15,035)
Foreign currency translation adjustment, net of income tax expense of $249	—	—	—	—	—	—	9,809	7	9,816

Balance at December 29, 2012	46,627,064	466	—	—	545,196	55,768	(22,353)	3,760	582,837
Net income for the year ended December 28, 2013	—	—	—	—	—	81,611	—	630	82,241
Stock-based compensation	—	—	—	—	20,687	—	—	—	20,687
Stock option exercises	209,237	2	—	—	2,317	—	—	—	2,319
Excess tax benefit from stock-based compensation	—	—	—	—	1,163	—	—	—	1,163
Restricted stock grants	89,904	1	—	—	(1)	—	—	—	—
Restricted stock forfeitures	(1,374)	—	1,374	—	—	—	—	—	—
Repurchases of common stock	(2,008,261)	—	2,008,261	(80,668)		—	—	—	(80,668)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	1,330	1,330
Change in net actuarial loss and prior service credit, net of income tax expense of $3,647	—	—	—	—	—	—	6,560	—	6,560
Foreign currency translation adjustment, net of income tax expense of $638	—	—	—	—	—	—	2,928	179	3,107

Balance at December 28, 2013	44,916,570	469	2,009,635	(80,668)	569,362	137,379	(12,865)	5,899	619,576
Net income for the year ended January 3, 2015	—	—	—	—	—	33,908	—	1,583	35,491
Stock-based compensation	—	—	—	—	21,737	—	—	—	21,737
Stock option exercises	296,666	3	—	—	3,561	—	—	—	3,564
Excess tax benefit from stock-based compensation	—	—	—	—	5,759	—	—	—	5,759
Restricted stock grants	107,869	1	—	—	(1)	—	—	—	—
Restricted stock forfeitures	(2,360)	—	2,360		—	—	—	—	—
Repurchases of common stock	(459,253)	—	459,253	(20,330)	—	—	—	—	(20,330)
Unrealized loss on interest rate swap, net of income tax benefit of $826	—	—	—	—	—	—	(1,439)		(1,439)
Change in net actuarial loss and prior service credit, net of income tax benefit of $9,180	—	—	—	—	—	—	(14,605)	—	(14,605)
Foreign currency translation adjustment, net of income tax expense of $501	—	—	—	—	—	—	(32,399)	(20)	(32,419)

Balance at January 3, 2015	44,859,492	$473	2,471,248	$(100,998)	$600,418	$171,287	$(61,308)	$7,462	$617,334

See notes to consolidated financial statements

Polypore International, Inc.

Consolidated statements of cash flows

(in thousands)	Year ended January 3, 2015	Year ended December 28, 2013	Year ended December 29, 2012
Operating activities:
Net income	$35,491	$82,241	$70,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	44,122	44,812	42,320
Amortization expense	11,112	11,491	13,347
Amortization of loan acquisition costs	1,768	2,474	2,471
Stock-based compensation	21,737	20,687	16,278
Excess tax benefit from stock-based compensation	(5,759)	(1,163)	(338)
Costs related to purchase of 7.5% senior notes	24,937	—	—
Write-off of loan acquisition costs and other expenses associated with refinancing of senior credit agreement	1,148	—	2,478
Deferred income taxes	(8,228)	(4,038)	9,822
Foreign currency (gain) loss	(4,780)	(60)	729
Loss on disposal of property, plant and equipment	335	1,161	971
(Gain) loss on sale of discontinued operations, net of income taxes	655	(35,855)	—
Changes in operating assets and liabilities:
Accounts receivable	(14,023)	9,795	(2,810)
Inventories	5,959	2,117	(28,304)
Prepaid and other current assets	2,167	8,180	1,487
Accounts payable and accrued liabilities	(10,533)	4,105	(23,003)
Income taxes payable	(2,393)	1,217	(1,982)
Other, net	8,414	7,926	369

Net cash provided by operating activities	112,129	155,090	104,544
Investing activities:
Purchases of property, plant and equipment, net	(30,825)	(28,235)	(137,111)
Net proceeds from the sale of discontinued operations	—	116,613	—

Net cash provided by (used in) investing activities	(30,825)	88,378	(137,111)
Financing activities:
Proceeds from new senior credit agreement	500,000	—	350,000
Principal payments in connection with refinancing of senior credit agreement	(273,750)	—	(342,291)
Purchase of 7.5% senior notes	(385,542)	—	—
Loan acquisition costs	(4,080)	—	(6,228)
Principal payments on debt	(20,000)	(15,000)	(4,674)
Proceeds from revolving credit facility	149,000	54,200	—
Payments on revolving credit facility	(149,000)	(89,200)	(15,000)
Repurchases of common stock	(20,330)	(80,668)	—
Proceeds from stock option exercises	3,564	2,319	1,338
Excess tax benefit from stock-based compensation	5,759	1,163	338
Contributions from noncontrolling interest	—	1,330	—

Net cash used in financing activities	(194,379)	(125,856)	(16,517)
Effect of exchange rate changes on cash and cash equivalents	(5,890)	938	1,383

Net increase (decrease) in cash and cash equivalents	(118,965)	118,550	(47,701)
Cash and cash equivalents at beginning of period	163,423	44,873	92,574

Cash and cash equivalents at end of period	$44,458	$163,423	$44,873

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$24,376	$36,973	$33,284
Cash paid for income taxes, net of refunds	20,485	22,006	24,837

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

2. Accounting Policies

Basis of Presentation and Use of Estimates

        The accompanying consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries after elimination of intercompany accounts and transactions. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). Certain amounts previously presented in the consolidated financial statements for prior periods have been reclassified to conform to current classifications. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

        On December 19, 2013, the Company completed the sale of its Microporous business. The results of operations from this business have been presented as discontinued operations. All disclosures and amounts in the notes to the consolidated financial statements relate to the Company's continuing operations, unless otherwise indicated.

Accounting Period

        The Company's fiscal year is the 52- or 53-week period ending the Saturday nearest to December 31. The fiscal year ended January 3, 2015 included 53 weeks. The fiscal years ended December 28, 2013 and December 29, 2012 included 52 weeks.

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

Accounts Receivable and Concentrations of Credit Risk

        Accounts receivable potentially expose the Company to concentrations of credit risk. The Company provides credit in the normal course of business and performs ongoing credit evaluations on certain of

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

2. Accounting Policies (Continued)

its customers' financial condition, but generally does not require collateral to support such receivables. Accounts receivable, net of allowance for doubtful accounts, are carried at cost, which approximates fair value. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The allowance for doubtful accounts was $2,394,000 and $3,262,000 at January 3, 2015 and December 28, 2013, respectively. The Company believes that the allowance for doubtful accounts is adequate to provide for potential losses resulting from uncollectible accounts. The Company charges accounts receivable off against the allowance for doubtful accounts when it deems them to be uncollectible on a specific identification basis.

Inventories

        Inventories are carried at the lower of cost or market using the first-in, first-out method of accounting and consist of:

(in thousands)	January 3, 2015	December 28, 2013
Raw materials	$35,700	$39,357
Work-in-process	11,846	22,079
Finished goods	53,630	52,424

	$101,176	$113,860

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation commences when the asset is substantially complete and ready for its intended use. Depreciation is computed for financial reporting purposes on the straight-line method over the estimated useful lives of the related assets. The estimated useful lives for buildings and land improvements range from 20 to 40 years, and the estimated useful lives for machinery and equipment range from 5 to 15 years. Costs of the construction of certain long-term assets include capitalized interest, which is amortized over the estimated useful life of the related asset. The Company capitalized interest of $2,638,000 in 2012. Repair and maintenance costs, which include indirect labor and employee benefits associated with maintenance personnel and utility, maintenance and repair costs for equipment and facilities utilized in the manufacturing process, are treated as inventoriable costs. Major planned maintenance activities outside of the normal production process are capitalized as property, plant and equipment if the costs are expected to provide future benefits by increasing the service potential of the asset to which the repair or maintenance applies.

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

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

2. Accounting Policies (Continued)

Research and Development

        The cost of research and development is charged to expense as incurred and is included in "Selling, general and administrative expenses" in the accompanying consolidated statements of income. Research and development expense was $19,922,000, $17,184,000 and $18,487,000 in 2014, 2013 and 2012, respectively.

Net Income Per Share

        Basic net income per common share is based on the weighted average number of common shares outstanding in each year. Diluted net income per common share considers the impact of dilution from stock options and unvested restricted stock shares as measured under the treasury stock method. Potential common shares that would increase net income per share amounts or decrease net loss per share amounts are antidilutive and excluded from the diluted net income per common share computation.

Foreign Currency Translation

        The local currencies of the Company's foreign subsidiaries are the functional currencies. Assets and liabilities of the Company's foreign subsidiaries are translated into United States dollars at current exchange rates and resulting translation adjustments are reported in accumulated other comprehensive income (loss). Income statement amounts are translated at weighted average exchange rates prevailing during the period. Transaction gains and losses are included in the determination of net income.

Fair Value of Financial Instruments

        The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, long-term debt and an interest rate swap. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates the fair value due to the short-term maturities of these assets and liabilities. The carrying value of borrowings under the senior credit agreement approximates fair value because the interest rates adjust to market interest rates. See Note 8 for the fair value of the interest rate swap.

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

        As of January 3, 2015, the Company's only financial asset or liability required to be measured at fair value on a recurring basis was an interest rate swap, which is disclosed in Note 8. See Note 10 for pension assets measured at fair value on a recurring basis.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

2. Accounting Policies (Continued)

Derivative Instruments and Hedging Activities

        The Company may use derivative financial instruments to manage interest rate risk and does not use derivative instruments for trading or speculative purposes. The Company formally documents the nature of and relationship between the derivative instrument and the hedged item, as well as its risk management objective and strategy for undertaking the hedge transaction, and the method of assessing hedge effectiveness. When the Company uses derivative instruments, it minimizes its credit risk by entering into transactions with counterparties with high quality, investment-grade credit ratings, as well as limiting the amount of exposure with each counterparty and regularly monitoring its financial condition. The Company manages market risk by limiting the type of derivative instruments and strategies it uses and the degree of market risk that it plans to hedge through the use of derivative instruments.

        Derivative instruments are recorded at fair value in the consolidated balance sheets. Changes in fair value of a derivative instrument are recorded in earnings or to shareholders' equity in accumulated other comprehensive income (loss), depending on whether it has been designated as a hedge and, if so, the type of hedge. In order to qualify for hedge accounting, a specified level of hedge effectiveness between the derivative instrument and the item being hedged must exist at inception and throughout the hedged period. Hedge ineffectiveness and any changes in fair value excluded from the hedging transaction are recognized in earnings. For hedges of forecasted transactions, the significant characteristics and expected term of the forecasted transaction must be specifically identified, and it must be probable that they will occur. If it is no longer probable that the hedged forecasted transaction will occur, the Company recognizes the gain or loss related to the derivative instrument in earnings.

Recent Accounting Pronouncements

        In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which gives guidance on the presentation of certain unrecognized tax benefits in the financial statements. This guidance requires that an unrecognized tax benefit be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward rather than as a liability if certain criteria are met. The guidance is effective for annual and interim periods beginning after December 15, 2013. The adoption of this guidance in the Company's January 3, 2015 consolidated financial statements did not have an impact on the Company's financial statement presentation, financial condition or results of operations.

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

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

3. Property, Plant and Equipment

        Property, plant and equipment consist of:

(in thousands)	January 3, 2015	December 28, 2013
Land	$22,593	$24,184
Buildings and land improvements	150,931	157,928
Machinery and equipment	545,265	559,865
Construction in progress	146,053	139,344

	864,842	881,321
Less accumulated depreciation	306,607	285,946

	$558,235	$595,375

4. Goodwill

        There were no changes in the carrying amount of goodwill for the years ended January 3, 2015 and December 28, 2013, and the carrying amount of goodwill at those dates was as follows:

(in thousands)	Transportation and Industrial	Electronics and EDVs	Separations Media	Total
Goodwill	$327,347	$36,336	$212,279	$575,962
Accumulated impairment charges	(131,450)	—	—	(131,450)

	$195,897	$36,336	$212,279	$444,512

5. Intangibles, Loan Acquisition and Other Costs

        Intangibles, loan acquisition and other costs consist of:

		January 3, 2015		December 28, 2013
(in thousands)	Weighted Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible and other assets subject to amortization:
Customer relationships	17	$180,192	$117,785	$181,464	$107,554
Loan acquisition costs	5	6,979	1,047	14,808	5,645
Intangible assets not subject to amortization:
Trade names	Indefinite	9,964	—	10,719	—

		$197,135	$118,832	$206,991	$113,199

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

5. Intangibles, Loan Acquisition and Other Costs (Continued)

        Amortization expense, including amortization of loan acquisition costs classified as interest expense, was $12,880,000, $13,595,000 and $15,078,000 in 2014, 2013 and 2012, respectively. The Company's estimate of amortization expense for the next five years is as follows:

(in thousands)
2015	$12,442
2016	12,442
2017	12,442
2018	11,294
2019	4,110

6. Accrued Liabilities

        Accrued liabilities consist of:

(in thousands)	January 3, 2015	December 28, 2013
Compensation expense and other fringe benefits	$17,196	$18,421
Current deferred tax liability	9,663	1,970
Other	25,838	30,761

	$52,697	$51,152

7. Debt

        Debt, in order of priority, consists of:

(in thousands)	January 3, 2015	December 28, 2013
Senior credit agreement:
Revolving credit facility	$—	$—
Term loan facility	487,500	281,250

	487,500	281,250
7.5% senior notes	—	365,000

	487,500	646,250
Less current portion	25,000	16,875

Long-term debt	$462,500	$629,375

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

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

7. Debt (Continued)

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

        The Company's domestic subsidiaries guarantee indebtedness under the credit agreement. Substantially all assets of the Company and its domestic subsidiaries and a first priority pledge of 65% of the voting capital stock of its foreign subsidiaries secure indebtedness under the credit agreement. Interest rates are equal to, at the Company's option, either an alternate base rate or the Eurodollar base rate, plus a specified margin. The Company's ability to pay dividends on its common stock is limited under the terms of the credit agreement. The Company is also subject to certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio, all of which the Company was in compliance with as of January 3, 2015. The revolving credit facility and term loan facility mature in April 2019.

        At January 3, 2015, the Company had no amounts outstanding under the revolving credit facility and the entire amount was available for borrowing.

        Minimum scheduled principal repayments of the term loan facility are as follows:

(in thousands)
2015	$25,000
2016	31,250
2017	43,750
2018	62,500
2019	325,000

$487,500

8. Derivative Instruments and Hedging Activities

        In August 2014, the Company entered into a forward-starting interest rate swap to pay a fixed interest rate of 1.9% and receive one-month LIBOR on a notional amount of $250,000,000 from its effective date of July 31, 2015 through its expiration on April 8, 2019. The Company's principal objective is to reduce significant, unanticipated earnings fluctuations and cash flow variability that may arise from volatility in interest rates. The interest rate swap economically converts a portion of the Company's LIBOR-based, variable rate debt into fixed rate debt. Under the contract, the Company agrees with a counterparty to exchange, at specified intervals, the difference between floating- and fixed-rate interest payments on the notional amount. The Company's interest rate swap is governed by a standard International Swaps and Derivatives Association master agreement.

        The interest rate swap has been designated as a cash flow hedge and is recorded at fair value in the consolidated balance sheet with changes in fair value, net of income taxes, recorded to shareholders' equity in "Accumulated other comprehensive loss." The fair value of the interest rate swap is derived from a discounted cash flow analysis based on the terms of the contract and the observable market interest rate curve (level two inputs in the fair value hierarchy), taking into

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

8. Derivative Instruments and Hedging Activities (Continued)

consideration the risk of nonperformance, including counterparty credit risk. The interest rate swap is recorded in the consolidated balance sheet as of January 3, 2015 as follows:

(in thousands)	Balance Sheet Location
Interest rate swap (current portion)	Accrued liabilities	$(1,414)
Interest rate swap (non-current portion)	Other liabilities	(851)

Total fair value of interest rate swap		$(2,265)

        For the year ended January 3, 2015, cash flow hedge activity, net of income taxes, was included in "Accumulated other comprehensive loss" as follows:

(in thousands)
Beginning balance	$—
Hedging loss before reclassifications	(1,439)
Amount reclassified into earnings	—

Other comprehensive loss	(1,439)

Ending balance	$(1,439)

        The Company will record gains or losses reclassified from "Accumulated other comprehensive loss" into earnings as an adjustment to interest expense in the periods when the hedged interest payments occur. No derivative gains or losses, including those related to either ineffectiveness or to amounts excluded from effectiveness testing, were recognized in earnings during the periods presented. The estimated loss, net of income taxes, expected to be reclassified out of "Accumulated other comprehensive loss" into earnings during the next twelve months is approximately $899,000.

9. Income Taxes

        Significant components of deferred tax assets and liabilities consist of:

(in thousands)	January 3, 2015	December 28, 2013
Deferred tax assets:
Pension obligations	$36,936	$29,683
Net operating loss carryforwards	10,836	5,552
Foreign tax credits	45,953	1,850
Other	29,599	25,186

Total deferred tax assets	123,324	62,271
Valuation allowance	(18,801)	(2,225)

Net deferred tax assets	104,523	60,046
Deferred tax liabilities:
Property, plant and equipment	(78,915)	(85,952)
Goodwill and intangibles	(31,199)	(28,351)
Repatriation of foreign earnings	(30,350)	(10,243)
Other	(8,508)	(5,917)

Total deferred tax liabilities	(148,972)	(130,463)

Net deferred taxes	$(44,449)	$(70,417)

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

9. Income Taxes (Continued)

        At January 3, 2015, the Company has no deferred tax assets related to U.S. federal net operating loss ("NOL") carryforwards but has deferred tax assets of $2,578,000 for Alternative Minimum Tax and state NOL carryforwards that will begin to expire in 2015. The Company has deferred tax assets of $45,953,000 related to foreign tax credit carryforwards that will begin to expire in 2024 and $8,258,000 related to foreign NOL carryforwards that will begin to expire in 2018. The valuation allowance is provided for NOLs and foreign tax credits for which realization is uncertain, and the current year increase in the valuation allowance of $16,576,000 is related to NOLs and foreign tax credits recognized during 2014.

        Deferred taxes are reflected in the consolidated balance sheets as follows:

(in thousands)	January 3, 2015	December 28, 2013
Prepaid and other assets	$1,227	$1,278
Other non-current assets	4,306	2,357
Accrued liabilities	(9,663)	(1,970)
Deferred income taxes	(40,319)	(72,082)

Net deferred taxes	$(44,449)	$(70,417)

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(in thousands)	January 3, 2015	December 28, 2013	December 29, 2012
Balance at beginning of year	$10,437	$9,435	$9,373
Increase related to current year positions	—	980	—
Increase related to prior year positions	—	160	62
Decrease related to prior year positions	(495)	—	—
Settlements with tax authorities	—	(138)	—

Balance at end of year	$9,942	$10,437	$9,435

        The amount of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate is $9,235,000, $9,183,000 and $8,168,000 as of January 3, 2015, December 28, 2013 and December 29, 2012, respectively. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense. Accrued interest and penalties were $385,000, $362,000 and $399,000 at January 3, 2015, December 28, 2013 and December 29, 2012, respectively.

        The Company has operations in North America, Europe and Asia and files tax returns in numerous tax jurisdictions. The Company is not subject to income tax adjustments in the U.S. for tax years prior to 2005 and in foreign jurisdictions for tax years prior to 2004. In the United States, tax audits are currently being conducted on the Company's operations by certain U.S. states while, in foreign jurisdictions, audits are currently being conducted on a French subsidiary for the tax years 2006 through 2008 and on a German subsidiary for tax years 2009 through 2013. Although the outcome of tax audits is uncertain, management believes that adequate provisions have been made for potential liabilities resulting from such audits. Because audit outcomes and the timing of audit settlements are subject to significant uncertainty, the Company cannot make a reasonable estimate of the impact on earnings in the next twelve months from these audits. Management is not aware of any issues for open

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

9. Income Taxes (Continued)

tax years that upon final resolution will have a material adverse effect on the Company's consolidated financial position, cash flows or operating results.

        Income from continuing operations before income taxes includes the following components:

	Year Ended
(in thousands)	January 3, 2015	December 28, 2013	December 29, 2012
United States	$(21,619)	$(2,762)	$18,062
Foreign	67,493	51,135	67,037

	$45,874	$48,373	$85,099

        Income tax expense consists of:

	Year Ended
(in thousands)	January 3, 2015	December 28, 2013	December 29, 2012
Current:
U.S. taxes on domestic income	$(407)	$806	$658
Foreign taxes	18,363	19,913	18,303

Total current	17,956	20,719	18,961
Deferred:
U.S. taxes on domestic income	(5,025)	(2,739)	7,859
Foreign taxes	(3,203)	(3,691)	(1,553)

Total deferred	(8,228)	(6,430)	6,306

	$9,728	$14,289	$25,267

        Income taxes at the Company's effective tax rate differed from income taxes at the statutory rate as follows:

	Year Ended
(in thousands)	January 3, 2015	December 28, 2013	December 29, 2012
Computed income taxes at the U.S. federal statutory rate	$16,056	$16,930	$29,785
Foreign taxes	(8,644)	(1,969)	(7,070)
Other	2,316	(672)	2,552

Income tax expense	$9,728	$14,289	$25,267

        Taxes have been provided on earnings distributed and expected to be distributed by the Company's foreign subsidiaries. All other foreign earnings are undistributed and considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. The Company has not provided additional U.S. federal and state income taxes on an estimated $247,000,000 of undistributed earnings of consolidated foreign subsidiaries. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with this hypothetical calculation.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

9. Income Taxes (Continued)

        The Company has entered into an agreement with the Board of Investment in Thailand under which, subject to certain limitations, 100% of the Company's income from manufacturing activities in Thailand was tax-free through 2010 and portions of income will be tax-free through 2019. The income tax benefits recognized from this tax holiday were $489,000, $1,293,000 and $1,821,000 in 2014, 2013 and 2012, respectively. The Company has entered into an agreement with the Ministry of Strategy and Finance in South Korea which, subject to certain limitations, effectively exempts 100% of the Company's income in South Korea from income taxes through 2016. The Company recognized an income tax benefit from this tax holiday of $1,379,000 in 2012.

10. Employee Benefit Plans

Pension Plans

        The Company and its subsidiaries sponsor multiple defined benefit pension plans based in subsidiaries located outside of the United States. The following table sets forth the funded status of the defined benefit pension plans:

(in thousands)	January 3, 2015	December 28, 2013
Change in benefit obligation
Benefit obligation at beginning of year	$(123,374)	$(123,825)
Service cost	(2,037)	(2,255)
Interest cost	(4,200)	(4,532)
Plan amendments	—	1,084
Actuarial gain (loss)	(30,606)	7,218
Benefit payments	3,694	3,576
Foreign currency translation and other	18,399	(4,640)

Benefit obligation at end of year	(138,124)	(123,374)
Change in plan assets
Fair value of plan assets at beginning of year	18,493	18,529
Actual return on plan assets	762	816
Company contributions	1,994	2,002
Benefit payments	(3,694)	(3,576)
Foreign currency translation and other	(2,203)	722

Fair value of plan assets at end of year	15,352	18,493

Funded status at end of year	$(122,772)	$(104,881)

Amounts recognized in the consolidated balance sheet consist of:
Accrued liabilities	$(1,734)	$(2,060)
Pension obligations	(121,038)	(102,821)

Net amount recognized	$(122,772)	$(104,881)

Amounts recognized in accumulated other comprehensive loss, pre-tax, consist of:
Net actuarial loss	$51,096	$28,110
Prior service credit	(990)	(1,259)

Net amount recognized	$50,106	$26,851

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

10. Employee Benefit Plans (Continued)

        The funded status of the Company's pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. The funded status of the pension plans as of January 3, 2015 has decreased from December 28, 2013 primarily as a result of lower discount rates being used to value the pension plan obligations.

        The accumulated benefit obligation for all defined benefit pension plans was $124,762,000 and $113,092,000 at January 3, 2015 and December 28, 2013, respectively. Each of the Company's defined benefit pension plans had accumulated benefit obligations in excess of plan assets at January 3, 2015.

        The following table provides the components of net periodic benefit cost:

	Year ended
(in thousands)	January 3, 2015	December 28, 2013	December 29, 2012
Service cost	$2,037	$2,255	$1,658
Interest cost	4,200	4,532	4,739
Expected return on plan assets	(433)	(768)	(844)
Amortization of prior service credit	(123)	(52)	(50)
Recognized net actuarial loss	1,050	1,739	472

Net periodic benefit cost	$6,731	$7,706	$5,975

        The amount of prior service credit and net actuarial loss included in "Accumulated other comprehensive loss" and expected to be recognized in net periodic benefit cost in 2015 is $2,417,000.

        Weighted average assumptions used to determine the benefit obligation and net periodic benefit costs consist of:

Weighted average assumptions as of the end of the year	January 3, 2015	December 28, 2013
Discount rate used to determine the benefit obligation	2.10%	3.70%
Discount rate used to determine the net periodic benefit costs	3.70%	3.60%
Expected return on plan assets	3.03%	3.51%
Rate of compensation increase	2.53%	2.53%

        The Company's pension plan assets are invested to obtain a reasonable long-term rate of return at an acceptable level of investment risk. Risk tolerance is established through consideration of plan liabilities, plan funded status and corporate financial condition. Investment risk is measured and monitored on an ongoing basis through periodic investment portfolio reviews, liability measurements and asset/liability studies. The Company's expected return on plan assets is based on historical market data for each asset class and expected market conditions. Pension plan assets are comprised of insurance contracts and mutual funds invested in European fixed income and equity securities. The investment portfolio has asset allocation targets of approximately 85% fixed income investments and approximately 15% equity securities. The actual portfolio allocation was 88% fixed income investments and 12% equity securities at January 3, 2015 and was 84% fixed income and 16% equity at

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

10. Employee Benefit Plans (Continued)

December 28, 2013. The insurance contracts and the mutual funds are considered level two assets in the fair value hierarchy.

        In 2015, the Company expects to contribute $1,789,000 to its pension plans. The estimated future benefit payments expected to be paid for each of the next five years and the sum of payments expected for the next five years thereafter are:

(in thousands)
2015	$3,479
2016	3,530
2017	3,629
2018	3,702
2019	4,007
2020 - 2024	25,326

401(k) Plans

        The Company sponsors a 401(k) plan for U.S. salaried employees. Salaried employees are eligible to participate in the plan on January 1, April 1, July 1 or October 1 after their date of employment. Under the plan, employer contributions are defined as 5.00% of a participant's base salary plus a matching of employee contributions allowing for a maximum matching contribution of 3.00% of a participant's earnings. The cost of the plan recognized as expense was $3,783,000, $3,551,000 and $4,224,000 in 2014, 2013 and 2012, respectively.

        The Company sponsors a 401(k) plan for U.S. hourly employees subject to collective bargaining agreements. Depending on the applicable collective bargaining agreement, employer basic contributions are defined as 3.00% or 3.50% of a participant's base earnings plus a company matching contribution, limited to certain maximum percentage contributions. The Company also makes a separate contribution for employees who were hired prior to January 1, 2000 and who are not eligible for certain other benefit plans. The cost of the plan recognized as expense was $634,000, $631,000 and $650,000 in 2014, 2013 and 2012, respectively.

11. Environmental Matters

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

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

11. Environmental Matters (Continued)

        In connection with the acquisition of Membrana GmbH ("Membrana") in 2002, the Company recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for the Company to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. The environmental reserve for the Membrana facility, which is denominated in euros, was $917,000 and $2,882,000 at January 3, 2015 and December 28, 2013, respectively. The Company anticipates the expenditures associated with the reserve will be made in the next twelve months. The reserve is included in "Accrued liabilities" in the accompanying consolidated balance sheets.

        The Company had indemnification agreements with the prior owners of Membrana for a substantial portion of these costs. During 2013, the Company received $10,304,000 as final payment of amounts outstanding under the indemnification agreements.

12. Commitments and Contingencies

Leases

        The Company leases certain equipment and facilities under operating leases. Rent expense under operating leases was $4,001,000, $3,376,000 and $3,416,000 in 2014, 2013 and 2012, respectively.

        Future minimum operating lease payments at January 3, 2015 are:

(in thousands)
2015	$3,524
2016	2,518
2017	1,813
2018	962
2019	487
Thereafter	152

$9,456

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

Collective Bargaining Agreements

        On January 3, 2015, approximately 34% of the Company's employees were represented under collective bargaining agreements. A majority of those employees are located in Germany and France and are represented under industry-wide agreements that are subject to national and local government

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

12. Commitments and Contingencies (Continued)

regulations. Labor unions also represent the Company's employees in Owensboro, Kentucky, and Corydon, Indiana.

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

        The 2007 Stock Incentive Plan (the "2007 Plan") allows for the grant of stock options, restricted stock and other instruments for up to a total of 6,251,963 shares of common stock, including the Company's registration in May 2014 of 1,500,000 additional shares of common stock available to be issued under the 2007 Plan. Stock options granted under the 2007 Plan have 10-year terms and are issued with an exercise price not less than the fair market value of the Company's stock on the grant date. Stock options granted under the 2007 Plan may vest based on satisfaction of certain annual performance criteria or may vest over time.

        A summary of outstanding stock options is as follows:

	Stock Options	Weighted- average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 28, 2013	3,230,341	$39.23
Granted	383,315	35.34
Exercised	(296,666)	12.01
Forfeited	(63,560)	52.56

Outstanding at January 3, 2015	3,253,430	41.00	6.6	$35,306

Vested and exercisable at January 3, 2015	2,641,275	42.17	6.1	28,891
Expected to vest	610,292	35.94	8.8	6,393

        Stock option expense was $18,995,000, $19,080,000 and $16,100,000 in 2014, 2013 and 2012, respectively. The income tax benefit related to stock option expense was $6,779,000, $6,773,000 and $5,724,000 in 2014, 2013 and 2012, respectively. As of January 3, 2015, the Company had $5,574,000 of

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

13. Stock-Based Compensation Plans (Continued)

total pre-tax unrecognized stock option expense, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 1.6 years.

        Exercise prices for options outstanding at January 3, 2015 ranged from $5.24 to $56.98. The intrinsic value is based on the Company's closing stock price of $46.40 at January 3, 2015, which would have been received by the option holder had the options been exercised at that date. The total intrinsic value of options exercised during 2014, 2013 and 2012 amounted to $10,765,000, $6,402,000 and $3,116,000, respectively.

        The Company is required to estimate the fair value of stock options on the grant date using an option-pricing model. The weighted average grant-date fair value of options granted during 2014, 2013 and 2012 amounted to $17.27, $18.92 and $18.97 per share, respectively. The fair value of each stock option granted was estimated on the date of grant based on the Black-Scholes option pricing model with the following weighted-average assumptions:

	Weighted average assumptions
	2014	2013	2012
Expected term (years)	5.4	5.6	5.3
Risk-free interest rate	1.61%	0.96%	0.86%
Expected volatility	53.7%	57.3%	56.0%
Dividend yield	—	—	—

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

        A summary of stock options that are expected to vest is as follows:

	Stock Options	Weighted- average grant-date fair value
December 28, 2013	969,582	$22.98
Granted	381,448	17.27
Vested	(717,845)	25.40
Forfeited	(22,893)	45.58

January 3, 2015	610,292	15.72

        The total fair value of options vested during 2014, 2013 and 2012 was $18,233,000, $16,518,000 and $17,945,000, respectively.

        On February 25, 2013, the Company modified the terms of stock options granted on August 23, 2011. For participants that meet certain criteria upon retirement, the modification extends the exercise

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

13. Stock-Based Compensation Plans (Continued)

period for vested options from 90 days after retirement to the earlier of the option expiration date or three years after retirement and also allows unvested options to continue to vest for up to three years after retirement as if the participant had remained in the service of the Company. The total incremental stock option expense associated with the modification, net of estimated forfeitures, was $2,500,000, of which $920,000 and $1,580,000 were recognized in 2014 and 2013, respectively.

        A summary of the status of unvested restricted stock is as follows:

	Restricted stock	Weighted- average grant-date fair value
Unvested at December 28, 2013	89,530	$36.93
Granted	107,869	35.30
Vested	(32,085)	37.38
Withheld and repurchased	(6,848)	35.01
Forfeited	(2,360)	35.44

Unvested at January 3, 2015	156,106	35.82

        The expense associated with these restricted stock grants, which vest over three years, was $2,742,000, $1,607,000 and $178,000 in 2014, 2013 and 2012, respectively.

14. Accumulated Other Comprehensive Loss

        The changes in "Accumulated other comprehensive loss" for the year ended January 3, 2015 were as follows:

(in thousands)	Pension Plans	Foreign Currency Translation Adjustment	Interest Rate Swap	Total Accumulated Other Comprehensive Loss
Balance at December 28, 2013	$(19,542)	$6,677	$—	$(12,865)
Other comprehensive loss before reclassifications, net of income taxes	(15,236)	(32,399)	(1,439)	(49,074)
Amortization of net actuarial loss and prior service credit for defined benefit pension plans, net of income taxes of $296	631	—	—	631

Other comprehensive loss for the year ended January 3, 2015	(14,605)	(32,399)	(1,439)	(48,443)

Balance at January 3, 2015	$(34,147)	$(25,722)	$(1,439)	$(61,308)

        See Note 10 for additional details on the amortization of net actuarial loss and prior service credit, which are included in the computation of net periodic benefit cost.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

15. Treasury Stock

        In May 2014, the Board of Directors authorized the repurchase of up to 4,500,000 shares of the Company's common stock. The share repurchase program has no expiration date. During 2014, the Company repurchased 450,000 shares of common stock for $20,004,000. In 2013, the Board of Directors authorized the repurchase of up to 4,000,000 shares of the Company's common stock by December 31, 2013. During 2013, the Company repurchased 2,000,000 shares of common stock for $80,343,000.

        The Company also repurchased shares of common stock to satisfy certain employees' statutory withholding tax liabilities for $326,000 and $325,000 during fiscal 2014 and fiscal 2013, respectively, related to restricted stock grants. Additionally, 2,360 and 1,374 shares of unvested restricted stock were forfeited and included in treasury stock during fiscal 2014 and fiscal 2013, respectively.

16. Related Party Transactions

        The Company's German subsidiary has a 33% equity investment in a patent and trademark service provider and a 25% equity investment in a research company. The investments are accounted for under the equity method of accounting and were $593,000 and $676,000 at January 3, 2015 and December 28, 2013, respectively. Charges from the affiliates for work performed were $2,078,000, $1,628,000 and $1,801,000 in 2014, 2013 and 2012, respectively. Amounts due to the affiliates were $223,000 and $254,000 at January 3, 2015 and December 28, 2013, respectively.

17. Noncontrolling Interest

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

        In exchange for notes payable, Daramic Xiangyang purchased from Camel a building and from the Company certain production equipment that was previously located at the Company's former facility in Potenza, Italy. The notes payable and related interest will be paid by Daramic Xiangyang using available free cash flow, as defined in the joint venture agreement. The building note payable to Camel has a principal balance of $10,348,000 and $5,910,000 at January 3, 2015 and December 28, 2013, respectively, and is included in "Other" non-current liabilities in the accompanying consolidated balance sheets, and the equipment note payable to the Company eliminates in consolidation.

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

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

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

18. Segment Information (Continued)

        Financial information relating to the reportable segments is presented below:

	Year ended
(in thousands)	January 3, 2015	December 28, 2013	December 29, 2012
Net sales to external customers (by major product group):
Electronics and EDVs	$126,836	$130,301	$167,370
Transportation and industrial	323,184	311,859	299,010

Energy storage	450,020	442,160	466,380
Healthcare	131,258	124,169	114,778
Filtration and specialty	77,080	69,953	67,541

Separations media	208,338	194,122	182,319

Net sales	$658,358	$636,282	$648,699

Segment operating income:
Electronics and EDVs	$15,772	$19,498	$47,355
Transportation and industrial	71,316	69,997	66,061

Energy storage	87,088	89,495	113,416
Separations media	60,859	54,077	52,479
Corporate and other	(32,611)	(30,702)	(24,078)

Segment operating income	115,336	112,870	141,817
Stock-based compensation	21,737	20,687	16,278
Non-recurring and other costs	8,799	4,246	1,784

Total operating income	84,800	87,937	123,755
Reconciling items:
Interest expense, net	22,007	39,473	36,049
Costs related to purchase of 7.5% senior notes	24,937	—	—
Write-off of loan acquisition costs and other expenses associated with refinancing of senior credit agreement	1,148	—	2,478
Foreign currency and other	(9,166)	91	129

Income from continuing operations before income taxes	$45,874	$48,373	$85,099

Depreciation and amortization:
Electronics and EDVs	$17,479	$17,607	$16,137
Transportation and industrial	11,736	11,366	9,708

Energy storage	29,215	28,973	25,845
Separations media	14,626	14,224	13,437
Corporate and other	11,393	11,326	12,795
Discontinued operations	—	1,780	3,590

	$55,234	$56,303	$55,667

Capital expenditures:
Electronics and EDVs	$4,771	$4,138	$115,845
Transportation and industrial	13,823	13,658	12,200

Energy storage	18,594	17,796	128,045
Separations media	12,231	9,674	8,282
Discontinued operations	—	765	784

	$30,825	$28,235	$137,111

Assets:
Electronics and EDVs	$355,771	$374,858	$420,479
Transportation and industrial	261,842	291,282	262,410

Energy storage	617,613	666,140	682,889
Separations media	222,094	266,220	246,086
Corporate and other	535,585	621,649	570,334
Discontinued operations	—	—	92,268

Total assets	$1,375,292	$1,554,009	$1,591,577

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

18. Segment Information (Continued)

        Net sales by geographic location, based on the country from which the product is shipped, were as follows:

	Year ended
(in thousands)	January 3, 2015	December 28, 2013	December 29, 2012
Net sales to external customers:
United States	$241,470	$232,402	$207,169
Germany	186,325	177,928	164,896
France	76,850	75,854	70,903
China	60,238	67,545	86,627
Other	93,475	82,553	119,104

Total	$658,358	$636,282	$648,699

        Property, plant and equipment by geographic location were as follows:

(in thousands)	January 3, 2015	December 28, 2013	December 29, 2012
United States	$294,888	$303,888	$316,128
Germany	133,785	153,913	152,943
Other	129,562	137,574	138,395

Total	$558,235	$595,375	$607,466

19. Discontinued Operations

        On December 19, 2013, the Company completed the sale of its Microporous business, which consisted of the production facilities in Piney Flats, Tennessee, and Feistritz, Austria, for $120,000,000. The Company recognized a gain on sale of $35,200,000, net of direct transaction costs and income taxes, of which $35,855,000 was recognized in fiscal 2013. The initial gain was subsequently reduced by $655,000 in fiscal 2014, as a result of the finalization of the working capital adjustment and income taxes associated with the sale. Microporous was previously included in the transportation and industrial segment. The results of operations from this business are classified as discontinued operations and are presented separately in the accompanying consolidated statements of income for all periods presented, summarized as follows:

	Year ended
(in thousands)	January 3, 2015	December 28, 2013	December 29, 2012
Net sales	$—	$71,441	$68,674
Income (loss) from discontinued operations before income taxes	—	19,525	16,171
Income (loss) from discontinued operations, net of income taxes	—	12,302	10,877

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

20. Quarterly Results of Operations (Unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended January 3, 2015:
Net sales	$161,002	$166,621	$165,539	$165,196
Gross profit	58,516	58,638	53,503	59,366
Income (loss) from continuing operations	8,742	(4,349)	13,425	18,328
Loss from discontinued operations	—	(328)	(327)	—

Net income (loss)	8,742	(4,677)	13,098	18,328
Less: Net income attributable to noncontrolling interest	345	208	409	621

Net income (loss) attributable to Polypore International, Inc.	$8,397	$(4,885)	$12,689	$17,707

Net income (loss) attributable to Polypore International, Inc.:
Income (loss) from continuing operations	$8,397	$(4,557)	$13,016	$17,707
Loss from discontinued operations	—	(328)	(327)	—

Net income (loss) attributable to Polypore International, Inc.	$8,397	$(4,885)	$12,689	$17,707

Net income (loss) attributable to Polypore International, Inc. per share—basic:
Continuing operations	$0.19	$(0.10)	$0.29	$0.40
Discontinued operations	—	(0.01)	(0.01)	—

Net income (loss) attributable to Polypore International, Inc. per share	$0.19	$(0.11)	$0.28	$0.40

Net income (loss) attributable to Polypore International, Inc. per share—diluted:
Continuing operations	$0.18	$(0.10)	$0.29	$0.39
Discontinued operations	—	(0.01)	(0.01)	—

Net income (loss) attributable to Polypore International, Inc. per share	$0.18	$(0.11)	$0.28	$0.39

Fiscal year ended December 28, 2013:
Net sales	$145,941	$168,897	$152,020	$169,424
Gross profit	49,195	60,426	47,631	63,477
Income from continuing operations	5,827	12,727	4,745	10,785
Income from discontinued operations, net of income taxes	3,364	2,944	2,514	3,480
Gain on sale of discontinued operations, net of income taxes	—	—	—	35,855

Income from discontinued operations	3,364	2,944	2,514	39,335

Net income	9,191	15,671	7,259	50,120
Less: Net income (loss) attributable to noncontrolling interest	170	231	240	(11)

Net income attributable to Polypore International, Inc.	$9,021	$15,440	$7,019	$50,131

Net income attributable to Polypore International, Inc.:
Income from continuing operations	$5,657	$12,496	$4,505	$10,796
Income from discontinued operations	3,364	2,944	2,514	39,335

Net income attributable to Polypore International, Inc.	$9,021	$15,440	$7,019	$50,131

Net income attributable to Polypore International, Inc. per share—basic:
Continuing operations	$0.12	$0.27	$0.10	$0.24
Discontinued operations	0.07	0.06	0.06	0.88

Net income attributable to Polypore International, Inc. per share	$0.19	$0.33	$0.16	$1.12

Net income attributable to Polypore International, Inc. per share—diluted:
Continuing operations	$0.12	$0.27	$0.10	$0.24
Discontinued operations	0.07	0.06	0.05	0.86

Net income attributable to Polypore International, Inc. per share	$0.19	$0.33	$0.15	$1.10

21. Subsequent Events

        On February 23, 2015, the Company entered into integrated transactions with 3M Company ("3M"), Asahi Kasei Corporation ("Asahi Kasei") and EMS Holdings Corporation ("EMS"), an affiliate of Asahi Kasei, pursuant to which the Company will sell its separations media business to 3M and, immediately thereafter, will be merged with EMS. In connection with the integrated transactions,

Polypore International, Inc.

Notes to consolidated financial statements (Continued)

21. Subsequent Events (Continued)

at the time of the merger, each share of the Company's common stock (other than any (a) dissenting shares, (b) shares owned by Asahi Kasei and EMS, the Company or any of their respective subsidiaries (which will be cancelled)) issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive $60.50 in cash without interest (the "Merger Consideration"), payable to the holder of such share. Each option to purchase shares of the Company's common stock that is outstanding immediately prior to the effective time of the merger will immediately accelerate and vest and be cancelled and converted into the right to receive a payment in cash of an amount, subject to the amount of any required tax withholding, equal to the product of the total number of shares of the Company's common stock subject to such cancelled option and the excess, if any, of the Merger Consideration over the applicable exercise price of the option; provided that any such option with respect to which the exercise price per share subject to the option is equal to or greater than the Merger Consideration shall be cancelled in exchange for no consideration. Each restricted share of the Company's common stock that is outstanding immediately prior to the effective time of the merger will immediately accelerate and vest and be cancelled and converted into the right to receive a payment in cash of an amount, subject to the amount of any tax withholding, equal to the Merger Consideration, without interest, treating such restricted share in the same manner as the other shares of the Company's common stock.

        The integrated transactions are subject to customary closing conditions, including regulatory and stockholder approval. Furthermore, the Company has the right to terminate the integrated transactions if it enters into a definitive agreement for an alternative transaction that constitutes a "Superior Proposal" (as defined in the applicable agreements), provided the Company complies with certain notice and other requirements, including paying Asahi Kasei and 3M a termination fee equal to $39,000,000 and $16,750,000, respectively. Certain other actions by the Company causing termination of the integrated transactions could result in it being required to pay the foregoing termination fees to Asahi Kasei and 3M.

        The consummation of the integrated transactions is subject to certain conditions, including, among others: (1) adoption of the merger agreement by the stockholders of the Company, (2) expiration or termination of any applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other consents and approvals required under applicable antitrust laws, (3) the absence of any law or order prohibiting the consummation of the integrated transactions, (4) the absence of certain governmental actions, (5) the absence of a material adverse effect on either the separations media business or the remaining business of the Company, (6) subject to certain exceptions, the accuracy of representations and warranties of the Company, Asahi Kasei, EMS and 3M and (7) the performance or compliance by the Company, Asahi Kasei, EMS and 3M with their respective covenants and agreements. There are no assurances that the proposed integrated transactions will be consummated on any given timetable, or at all.

        On March 3, 2015, a putative class action lawsuit captioned Lax v. Toth, et al., Case No. 10741 (Del. Ch.) (the "Action") was filed in the Court of Chancery of the State of Delaware against the Company, the current members of the Board of Directors, Asahi Kasei and EMS. The Action, filed by a purported shareholder of the Company's common stock, challenges the contemplated integrated transactions with 3M, Asahi Kasei and EMS and alleges, among other things, that the members of the Board of Directors breached their fiduciary duties to the Company's stockholders by engaging in a flawed sales process, agreeing to a transaction price that does not adequately compensate the Company, and agreeing to certain unfair deal protection terms. The Action also alleges that Asahi Kasei and EMS aided and abetted the alleged breaches of fiduciary duties. The Action seeks various remedies, including declaratory and injunctive relief, as well as damages and costs.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        An evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) was performed under the supervision, and with the participation of, the Company's management, including the Chief Executive Officer and Chief Financial Officer. The Company's disclosure controls are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 3, 2015 to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act). Management has conducted an assessment of the effectiveness of the Company's internal control over financial reporting using the criteria in Internal Control—Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of January 3, 2015, based on criteria in Internal Control—Integrated Framework (1992) issued by the COSO.

        The effectiveness of the Company's internal control over financial reporting as of January 3, 2015 has been audited by KPMG LLP, an independent registered public accounting firm. KPMG LLP has issued an attestation report to the Company's internal control over financial reporting, which appears in Item 8 of Part II of this Annual Report on Form 10-K under the heading "Reports of Independent Registered Public Accounting Firms."

Changes in Internal Control over Financial Reporting

        During the Company's fourth fiscal quarter of fiscal year 2014, there has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item is incorporated by reference from the information contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2015 Annual Meeting of Stockholders.

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

Item 11.    Executive Compensation

        The information required by this Item is incorporated by reference from the information contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2015 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item is incorporated by reference from the information contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2015 Annual Meeting of Stockholders.

        The following table summarizes information about the options under our equity compensation plans as of January 3, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	3,253,425	$41.00	1,826,654
Equity compensation plans not approved by security holders(2)	5	$5.24	—

(1)
Includes options to purchase shares of our common stock under our amended and restated 2007 Stock Incentive Plan, which was approved by security holders on May 13, 2014.

(2)
Includes options to purchase shares of our common stock under our 2006 Stock Option Plan, which was adopted prior to our initial public offering and was approved by our Board of Directors. Options granted under this Plan have a 10-year term and are fully vested.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item is incorporated by reference from the information contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2015 Annual Meeting of Stockholders.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item is incorporated by reference from the information contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2015 Annual Meeting of Stockholders.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        (a)   Documents filed as part of this report:

          1.    Financial Statements.    The following items, including Consolidated Financial Statements of the Company, are set forth in Item 8 of this Annual Report on Form 10-K:

    •
    Reports of Independent Registered Public Accounting Firms

    •
    Consolidated Balance Sheets as of January 3, 2015 and December 28, 2013

    •
    Consolidated Statements of Income for the years ended January 3, 2015, December 28, 2013 and December 29, 2012

    •
    Consolidated Statements of Comprehensive Income (Loss) for the years ended January 3, 2015, December 28, 2013 and December 29, 2012

    •
    Consolidated Statements of Shareholders' Equity for the years ended January 3, 2015, December 28, 2013 and December 29, 2012

    •
    Consolidated Statements of Cash Flows for the years ended January 3, 2015, December 28, 2013 and December 29, 2012

    •
    Notes to Consolidated Financial Statements

          2.    Financial Statement Schedules.    The following schedule is set forth on page S-1 of this Annual Report on Form 10-K.

    •
    Valuation and Qualifying Accounts for the years ended January 3, 2015, December 28, 2013 and December 29, 2012

        Information required by other schedules has either been incorporated in the consolidated financial statements and accompanying notes or is not applicable to us.

          3.    Exhibits.

Exhibit Number		Exhibit Description
3.1		Form of Amended and Restated Certificate of Incorporation of Polypore International, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company's Registration Statement on Form S-1 filed on June 15, 2007 (Commission File No. 333-141273))

3.2		Form of Second Amended and Restated Bylaws of Polypore International, Inc., adopted on October 30, 2012 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on November 1, 2012)

3.3		Certificate of Amendment to the Certificate of Incorporation of Polypore International, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 29, 2007)

10.1		Tax Sharing Agreement, dated as of May 13, 2004, by and among Polypore International, Inc., PP Holding Corporation and Polypore, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 9, 2013)

10.2	*	Form of Director and Officer Indemnification Agreement entered into between Polypore, Inc. and certain employees of Polypore, Inc. (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-4 filed on April 18, 2005 (Commission File No. 333-124142))

10.3	*	Amended and Restated Employment Agreement, dated as of April 28, 2008, by and between Polypore International, Inc. and Robert B. Toth (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 1, 2008)

10.4	*	Amendment to Employment Agreement, dated as of December 18, 2008, by and between Polypore International, Inc. and Robert B. Toth (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K filed on March 12, 2009)

10.5	*	Employment Agreement, dated as of April 7, 2006, by and between Polypore, Inc. and Mitchell J. Pulwer (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 15, 2006)

10.6	*	Amended Employment Agreement, dated as of December 18, 2008, by and between Polypore International, Inc. and Mitchell J. Pulwer (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed on March 12, 2009)

10.7	*	Employment Agreement, dated as of April 4, 2006, by and between Membrana GmbH, an indirect subsidiary of Polypore International, Inc. and Josef Sauer (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 15, 2006)

10.8	*	Polypore International, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on August 15, 2006)

10.9	*	Form of Executive Severance Plan Policy (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed on March 12, 2009)

10.10	*	Polypore International, Inc. 2007 Stock Incentive Plan (Amended and Restated Effective as of May 13, 2014) (incorporated by reference to Appendix A to the Company's definitive proxy statement filed on April 7, 2014)

Exhibit Number		Exhibit Description
10.11	*	Form of Restricted Stock Grant Notice and Agreement under the Polypore International, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 filed on May 13, 2011 (Commission File No. 333-174172))

10.12	*	Form of Option Grant Notice and Agreement under the Polypore International, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed February 26, 2013)

10.13	*	Employment Agreement, dated as of April 1, 2011, by and among Daramic LLC and certain of its affiliates, Polypore International, Inc. and Pierre Hauswald (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 6, 2011)

10.14	*	Employment Contract, dated as of April 1, 2011, by and between Daramic SAS and Pierre Hauswald (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 6, 2011)

10.15	*	Agreement Organizing the Extension of the Expatriation of Mr. Pierre Hauswald in P.R. China with a Local Employment Contract, dated April 1, 2011, between Daramic SAS and Pierre Hauswald (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 6, 2011)

10.16		Amended and Restated Credit Agreement, dated as of April 8, 2014, among Polypore International, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer; and Wells Fargo Bank, National Association, as Syndication Agent; Compass Bank, Fifth Third Bank, HSBC Bank USA, National Association, PNC Bank, National Association, RBS Citizens Bank, N.A., and Regions Bank as Co-Documentation Agents; and Bank of America Merrill Lynch and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Book Managers (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 8, 2014)

10.17	*	Polypore International, Inc. Deferred Savings Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed on December 28, 2012 (Commission File No. 333-185741))

10.18	*	Form of Change in Control Agreement entered into between Polypore International, Inc. and certain senior executives (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 9, 2013)

10.19		Stock Purchase Agreement, dated as of September 27, 2013, by and among Daramic Acquisition Corp., Polypore BV, Polypore International, Inc. (solely for purposes of Section 11.18 thereunder), Seven Mile Capital Partners Top, Inc. and SASR Zweiundfünfzigste Beteiligungsverwaltung GmbH (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on October 1, 2013)

21.1		Subsidiaries of Polypore International, Inc.
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm

23.2		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit Description

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

*
Management contract or compensatory plan or arrangement

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYPORE INTERNATIONAL, INC.
By:	/s/ ROBERT B. TOTH Robert B. Toth President and Chief Executive Officer

Date: March 3, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROBERT B. TOTH Robert B. Toth	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2015
/s/ LYNN AMOS Lynn Amos	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2015
/s/ MICHAEL GRAFF Michael Graff	Lead Independent Director of the Board	March 3, 2015
/s/ CHARLES L. COONEY Charles L. Cooney	Director	March 3, 2015
/s/ WILLIAM DRIES William Dries	Director	March 3, 2015
/s/ FREDERICK C. FLYNN, JR. Frederick C. Flynn, Jr.	Director	March 3, 2015
/s/ MICHAEL CHESSER Michael Chesser	Director	March 3, 2015
/s/ CHRISTOPHER J. KEARNEY Christopher J. Kearney	Director	March 3, 2015
/s/ DAVID A. ROBERTS David A. Roberts	Director	March 3, 2015

Schedule II

Polypore International, Inc.
Financial statement schedule—Valuation and qualifying accounts

        For the years ended January 3, 2015, December 28, 2013 and December 29, 2012:

		Additions
(in thousands)	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of year
Year ended January 3, 2015:
Allowance for doubtful accounts	$3,262	$536	$(216)	(1)	$(1,188)	(2)	$2,394
Valuation allowance for deferred tax asset	2,225	9,076 (3)	7,500	(3)	—		18,801

	$5,487	$9,612	$7,284		$(1,188)		$21,195

Year ended December 28, 2013:
Allowance for doubtful accounts	$2,995	$732	$47	(1)	$(512)	(2)	$3,262
Valuation allowance for deferred tax asset	3,797	(1,572)	—		—		2,225

	$6,792	$(840)	$47		$(512)		$5,487

Year ended December 29, 2012:
Allowance for doubtful accounts	$2,648	$565	$79	(1)	$(297)	(2)	$2,995
Valuation allowance for deferred tax asset	9,580	(158)	(5,625)	(4)	—		3,797

	$12,228	$407	$(5,546)		$(297)		$6,792

(1)
Foreign currency translation adjustment.

(2)
Charge-offs net of recoveries.

(3)
Increase in valuation allowance due to uncertain realization of deferred tax assets recognized during 2014 and related to foreign tax credits and foreign net operating loss carryforwards.

(4)
Reduction in valuation allowance as the benefit of certain net operating loss carryforwards that were previously fully offset by a valuation allowance will not be realized.

S-1