Form 10-K/A
period 2015-01-03
Polypore International, Inc.
filed 2015-04-07
CIK 1292556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K/A

(Amendment No. 1)

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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

         There were 45,006,582 shares of the registrant's common stock outstanding as of April 2, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None

Polypore International, Inc.
Index to Amendment No. 1 of Annual Report on Form 10-K/A
For the Fiscal Year Ended January 3, 2015

i

EXPLANATORY NOTE

        Polypore International, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-K for the fiscal year ended January 3, 2015 (the "Original Form 10-K"), which was filed with the Securities and Exchange Commission (the "SEC") on March 4, 2015, solely to include information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after the Company's fiscal year end. The Company is filing this Amendment to include the Part III information in its Form 10-K because the Company does not expect to file a definitive proxy statement containing this information before that date.

        This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Form 10-K, and it deletes the reference on the cover of the Original Form 10-K to the incorporation by reference to portions of the definitive proxy statement into Part III of the Original Form 10-K. Except as expressly set forth herein, the Amendment does not reflect events occurring after the date of the Original Form 10-K or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company's other filings with the SEC.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

        Michael Chesser, Director, Class II.    Mr. Chesser, 66, joined the Board on May 9, 2012. Mr. Chesser currently serves as Chairman of the board of directors of Great Plains Energy, Incorporated ("Great Plains Energy"), a holding company of Kansas City Power & Light Company and KCP&L Greater Missouri Operations Company, both electric utilities, a position he has held since October 2003. In addition to his position as Chairman, Mr. Chesser served as the Chief Executive Officer of Great Plains Energy from 2003 until 2012. Prior to joining Great Plains Energy, he was Chairman and Chief Executive Officer of United Water, which owns and operates several regulated water utilities along with its contract operations. Before serving at United Water, Mr. Chesser was President and Chief Executive Officer at GPU Energy, an electric utility serving New Jersey and Pennsylvania. Prior to that, Mr. Chesser was Chairman and Chief Executive Officer at Itron, Inc., a global technology company, from 1999 to 2000, and President and Chief Operating Officer at Atlantic Energy, Inc., a natural gas provider, from 1996 to 1998. Mr. Chesser began his career in the utility industry at Baltimore Gas and Electric. Mr. Chesser holds a B.S. degree in Aerospace Engineering from the Georgia Institute of Technology and a M.B.A. in Finance from Loyola College, Baltimore; and is a graduate of the Advanced Management Program at Harvard University. Mr. Chesser has taken a national role in the research and development of energy technologies as past chairman of the Electric Power Research Institute's board of directors and as a past member of the board of directors of the Edison Electric Institute. He is currently a member of the board of directors of Allegion PLC, a global provider of security products, and CLEAResult Consulting, Inc., a privately held energy efficiency consulting firm. Mr. Chesser's extensive experience in energy technologies and public electrical and water utilities along with his financial acumen, among other attributes, led the Board to conclude that he is qualified to serve as a Board member.

        Charles L. Cooney, Director, Class III.    Professor Cooney, 70, joined the Board in April 2008. Professor Cooney has been the Robert T. Haslam Professor of Chemical and Biochemical Engineering in the Department of Chemical Engineering at M.I.T. since 2007. He has been with M.I.T. since 1970 and is the founding Faculty Director of the Deshpande Center for Technological Innovation, a center for research and development at M.I.T. Professor Cooney has won several prestigious awards including the 1989 Gold Medal of the Institute of Biotechnological Studies (London) and has published over 20 patents. Professor Cooney served on the board and was an audit committee member of CUNO from 1996 until 2005. He currently serves as a consultant to a number of biotech and pharmaceutical companies and sits on the Boards of Directors of Pronutria, Green Light Bioscience and Mitra, each a privately held biotechnology company, and Biocon, Ltd. (India), a global pharmaceutical company. Professor Cooney's extensive experience in the biotechnology field, in both the educational and business spheres, his expertise in chemical engineering and his financial acumen, among other attributes, led the Board to conclude that he is qualified to serve as a Board member.

        William Dries, Director, Class II.    Mr. Dries, 63, became a director on September 26, 2007. Mr. Dries served as Senior Vice President and Chief Financial Officer of EnPro Industries, Inc. ("EnPro"), an engineered industrial products manufacturer, prior to his retirement in 2011. Before assuming his role at EnPro in June 2002, Mr. Dries was affiliated with EnPro and Goodrich Corporation, the former parent company of EnPro, from September 2001. From 1985 until 2001, Mr. Dries was employed by United Dominion Industries Limited, a machine and instrument manufacturer, where he was Senior Vice President and Chief Financial Officer, having previously served as Manager of Accounting and Senior Vice President of Finance and Controller. A certified public accountant, Mr. Dries was an audit principal for Ernst & Young in New York for 11 years before joining United Dominion. Mr. Dries is a director of TransDigm, a producer of aircraft components and NN, Inc., a manufacturer of precision bearing and metal components. Mr. Dries received his B.A. degree in Business Administration and an M.B.A. from Rutgers University. Mr. Dries's financial acumen and extensive experience working with companies in the industrial sector, among other attributes, led the Board to conclude that he is qualified to serve as a Board member.

        Frederick C. Flynn, Jr., Director, Class II.    Mr. Flynn, 64, joined the Board and became chair of the Audit Committee as of June 27, 2007. Mr. Flynn most recently served as the Director of Administration for the City of Stamford, Connecticut, before his retirement in 2011. Prior to that, Mr. Flynn was the Executive Vice President—Finance and Administration and Chief Financial Officer of Kionix, Inc., an inertial sensor manufacturer, from November 2007 through 2008. From January 1999 through September 2005, Mr. Flynn was a director and served as Senior Vice President—Finance & Administration and Chief Financial Officer of CUNO, Inc. ("CUNO"), a filtration equipment manufacturer. From January 1997 through 1998, Mr. Flynn served as Senior Vice President—Finance and Chief Financial Officer of GE Capital Information Technology Solutions, a computer systems distributor and service provider. In 1996 he was Senior Vice President—Finance of National Medical Care, Inc., a healthcare services provider, and from 1979 to 1995 he was with United Technologies Corporation, a global diversified industrial corporation, the last six years as Vice President—Treasurer. Mr. Flynn was a director and chair of the audit committee of ATMI, Inc., a supplier of materials to microelectronic products manufacturers, from December 2005 until May 2010. Mr. Flynn holds a B.S. degree in Economics from Boston College and an M.B.A. from the University of Connecticut. Mr. Flynn's financial acumen and extensive experience with technology companies, among other attributes, led the Board to conclude that is qualified to serve as a Board member.

        Michael Graff, Lead Independent Director, Class I.    Mr. Graff, 63, joined the Board and became its Chairman in 2004. In 2011, the Company combined the roles of Chairman of the Board and Chief Executive Officer and named Mr. Graff as the Lead Independent Director. Mr. Graff has served as a member and managing director of Warburg Pincus LLC, a global private equity firm, and a general partner of Warburg Pincus & Co. since October 2003. Before working with Warburg Pincus LLC, Mr. Graff spent six years with Bombardier, a transportation equipment manufacturer, first as President of Business Aircraft and later as President and Chief Operating Officer of Bombardier Aerospace Group. Prior to joining Bombardier, Mr. Graff spent 15 years with McKinsey & Company, Inc., a management consulting firm, as a partner in the New York, London and Pittsburgh offices. Mr. Graff is a director of Builders FirstSource, Inc., a building products manufacturer, and TransDigm Group Inc. ("TransDigm"), a producer of aircraft components, as well as a number of private companies.

Mr. Graff is also chairman of the United States Olympic Water Polo Committee and a member of the board of directors of the Flea Theater, a nonprofit community theater. Mr. Graff received an A.B. degree in economics from Harvard College and an M.S. degree in Management from Massachusetts Institute of Technology ("M.I.T."). Mr. Graff's extensive experience with companies in the transportation and industrial sectors and as a member of various public company boards, among other attributes, led the Board to conclude that he is qualified to serve as a Board member and as the Lead Independent Director.

        Christopher J. Kearney, Director, Class I.    Mr. Kearney, 59, has been a member of the Board since October 30, 2012. Mr. Kearney is Chairman, President and Chief Executive Officer of SPX Corporation ("SPX"), a global provider of highly engineered products and technologies for the power and energy, and food and beverage markets. He was named President and Chief Executive Officer and a director of SPX in December 2004, and was appointed Chairman of SPX in May 2007. He joined SPX in February 1997 as Vice President, Secretary and General Counsel. Prior to joining SPX, from 1995 to 1997, he was Senior Vice President and General Counsel of Grimes Aerospace Company, a leading manufacturer of aircraft lighting equipment, engine system components and electronic systems. His business experience also includes positions at Borg-Warner Chemicals as Senior Attorney and Senior Counsel at General Electric's global materials business. Mr. Kearney received an undergraduate degree in Government from the University of Notre Dame in 1977 and a law degree from DePaul University Law School in 1981. Mr. Kearney is a Member of the Advisory Council for University Libraries, University of Notre Dame, and serves on the Board of Directors of the Foundation for the Carolinas. Mr. Kearney is also a director of Nucor Corporation, a steel manufacturing company. Mr. Kearney's extensive multi-industry leadership experience, expertise in corporate legal matters and global strategy, and his mergers and acquisitions and financing experience, among other attributes, led the Board to conclude that he is qualified to serve as a Board member.

        David A. Roberts, Director, Class III.    Mr. Roberts, 67, joined the Board in July 2011. Since 2007, Mr. Roberts has served as the Chairman, President and Chief Executive Officer of Carlisle Companies, Inc., a diversified manufacturing company. He previously served as the Chairman, President and Chief Executive Officer of Graco, Inc., a fluid handling system provider, from 2001 to 2007. He also currently serves as a director for Franklin Electric Co., Inc., a water and fueling system manufacturer. Mr. Roberts received a Bachelor of Science with distinction in Technology from Purdue University in 1974 and an M.B.A. from Indiana University in 1978. Mr. Roberts's extensive experience in senior management of multinational companies, his expertise in the industrial and manufacturing sectors, his membership on various public company boards and his financial acumen led the Board to conclude that he is qualified to serve as a Board member.

        Robert B. Toth, President, Chief Executive Officer and Chairman of the Board, Class III.    Mr. Toth, 54, became the Company's President, Chief Executive Officer and a director on July 6, 2005. Mr. Toth was named Chairman of the Board on July 11, 2011. Mr. Toth also currently serves as a director for Materion Corporation, an integrated producer of high performance advanced engineered materials used in a variety of electrical, electronic, thermal and structural applications. Mr. Toth previously was Chief Executive Officer and President of CP KelcoApS ("CP Kelco"), a leading global manufacturer of hydrocolloids, with more than 2,000 customers in over 100 countries and facilities in North America, Europe, Asia and Latin America. Prior to joining CP Kelco in June 2001, he spent 19 years at Monsanto, a multinational biotechnology company, and Solutia Inc., a materials and specialty chemicals manufacturer ("Solutia"), in roles of increasing responsibility, most recently as Vice President and General Manager of the Resins and Additives division of Solutia. Mr. Toth earned a B.S. degree in Industrial Management from Purdue University, and an M.B.A. from the John M. Olin School of Business at Washington University in St. Louis, Missouri. Mr. Toth's extensive experience in leading corporations in the manufacturing and specialty materials sector, including his knowledge and skills in senior management, finance and operations of the Company, among other attributes, led the Board to conclude that he is qualified to serve as a Board member.

        Lynn Amos, Chief Financial Officer, Treasurer and Secretary.    Mr. Amos, 49, has served as our Chief Financial Officer since February 2002. Prior to his current role, Mr. Amos served as Director of Corporate Development and Corporate Controller at The InterTech Group ("InterTech"), a private holding company for a diverse group of businesses. In these roles, Mr. Amos was directly involved in our financial and acquisition activities. Prior to joining InterTech, Mr. Amos worked in a variety of financial roles at Umbro International, a sports apparel, footwear and equipment company, Reeves Industries, Inc., a diversified holding company, and PricewaterhouseCoopers LLP. Mr. Amos holds a B.S. degree from Western Carolina University and is a Certified Public Accountant.

        Phillip E. Bryson, Senior Vice President, Corporate Development and Strategy.    Mr. Bryson, 45, was named Senior Vice President, Corporate Development and Strategy in October 2013. Prior to his current role, Mr. Bryson served as President, Energy Storage—Transportation and Industrial beginning in April 2011. Previously, Mr. Bryson had served as Vice President, Strategic Planning and General Counsel since March 2010 and as General Counsel since July 2004. Before joining the Company, Mr. Bryson served as General Counsel and Corporate Secretary for Polymer Group, Inc., a global manufacturer of non-woven fabrics, from March 2003 until July 2004. He previously served as Deputy General Counsel at InterTech where he focused on merger and acquisition activity. Mr. Bryson earned his B.S. degree in Finance and Business Economics from the University of South Carolina, and his J.D. from Columbia University School of Law in New York.

        Christopher L. Cowger, President, Energy Storage—Electronics and EDVs.    Mr. Cowger, 44, has served as President, Energy Storage—Electronics and EDVs since September 2013. From 2011 to 2013, Mr. Cowger served as President of CLC Technology Partners, LLC, a business consulting firm to the electronics industry. Before that, Mr. Cowger served as President and Chief Executive Officer of Ener1, Inc., an energy storage company manufacturing lithium ion batteries for the transportation, utility grid and industrial electronics markets, from March to December 2011. Prior to that, Mr. Cowger served as Corporate Vice President and General Manager, Americas Mega-Region for Advanced Micro Devices ("AMD"), a microchip manufacturer, from 2009 to 2011. Before that, Mr. Cowger served as Vice President and General Manager, Global Consumer Software and Peripherals for Dell, Inc. ("Dell"), in 2008, having held roles of increasing responsibility in marketing, sales and business development for Dell beginning in 1998. Mr. Cowger has an M.B.A. and M.S.E.E. from M.I.T. and a Bachelor of Science degree in Electrical Engineering from Duke University.

        Josef Sauer, President, Separations Media.    Mr. Sauer, 63, has served as President, Separations Media since June 1, 2006. From July 2005 until joining Polypore, Mr. Sauer served as Business Director, Liquid Coating Resins & Additives (Europe, Middle East and Asia) for Cytec Surface Specialties, a global specialty chemicals and materials company, based in Brussels, Belgium. From June 2003 to July 2005, Mr. Sauer served as Global Manager, Liquid Coating Resins for Surface Specialties UCB SA, a subsidiary of a multinational biopharmaceutical company, and from February 2003 to June 2003, he served as Business Director, Technical Products for Surface Specialties Germany GmbH & Co KG of the UCB-Group. From July 2002 to February 2003, Mr. Sauer served as Business Director, Technical Products for Solutia and from January 2000 to July 2002, he served as Commercial Director and Director, Marketing Technical Service (Europe, Middle East and Africa), Resins and Additives for Solutia. In addition to an undergraduate degree in Organic Chemistry, Mr. Sauer holds a Ph.D. in Organic Chemistry from University Dortmund, Dortmund, Germany.

        Peter A. Smith, President, Energy Storage—Transportation and Industrial.    Mr. Smith, 49, was named President, Energy Storage—Transportation and Industrial in October 2013. Mr. Smith previously served as Chief Executive Officer of Voltaix, a specialty chemicals manufacturing company, from 2011 to 2013. Before that, he was Vice President of Strategy and M&A for Cooper Industries, a diversified manufacturing company, from 2010 to 2011, where he led the Industrial Wireless Business Unit. Prior to that, he was Global Business Director for Dover Knowles Electronics from 2008 to 2010, where he directed the Consumer, Military and Medical Electronics business segment. Before that, Mr. Smith served as the Display Business Director at Honeywell Specialty Materials, a strategic business group of Honeywell International, Inc., in the high-performance specialty materials business, from 2005 to 2008. Mr. Smith earned his Ph.D. in Material Science and Engineering from Rutgers University and a M.B.A. from Arizona State University. He also has a B.S. degree in Materials Engineering from Rutgers University.

        Christopher J. McKee, General Counsel.    Mr. McKee, 49, was named Polypore's General Counsel in January 2012. Mr. McKee previously served as Interim General Counsel of the Company beginning in April 2011, and as Associate General Counsel beginning in June 2010. Before that, he was a founding member and president of McKee and McKee, P.C. (formerly known as Townsend McKee, P.C.), a law firm in Atlanta, Georgia, where he directed the firm's corporate law and taxation practice beginning in November 1996. Mr. McKee earned his B.S. degree in Science Education from Bob Jones University in Greenville, South Carolina and his J.D. degree from Columbia University School of Law in New York.

        John J. O'Malley, Senior Vice President, Human Resources.    Mr. O'Malley, 59, has served as Senior Vice President, Human Resources since August 2005. Mr. O'Malley previously served as Senior Vice President—Human Resources for Southfield, Michigan-based GST AutoLeather, an automotive leather manufacturer, from 2003 to 2005, for which he directed all human resources activities. Before that, he held positions with increasing responsibility in human resources at several companies, including Certainteed Corporation, a building products manufacturer, Formica Corporation, a laminate and solid surface manufacturer, Clopay Corporation, a residential garage door and commercial sectional door manufacturer, and Solutia. Mr. O'Malley has a B.A. degree in Psychology from Lafayette College in Easton, Pennsylvania, and is a graduate of the University of Michigan Senior Executive Human Resources Program.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our directors and certain of our officers and any persons who own more than ten percent of our common stock to file reports of holdings and transactions in Polypore common stock with the SEC. Such persons are required to furnish Polypore with copies of all such filings. Based solely on our review of copies of such reports furnished to us and written representations from our directors and our officers who are subject to Section 16(a) filing requirements, we believe that all Section 16(a) filing requirements were met in the 2014 fiscal year, except as noted below.

        Due to an administrative error:

    •
    A Form 4 reporting Mr. Cowger's September 9, 2014 forfeiture for tax withholding purposes of 363 shares of Polypore common stock was not timely filed. The Form 4 reporting the transaction has been filed.

Polypore Code of Business Conduct and Ethics

        Members of the Board and all of our employees, including our Chief Executive Officer and Chief Financial Officer, are required to abide by Polypore's Code of Business Conduct and Ethics to ensure that our business is conducted in a consistently legal and ethical manner. This policy forms the foundation of a comprehensive process that includes compliance with all corporate policies and procedures, an open relationship among colleagues that contributes to good business conduct and the high integrity level of our employees. Our policies and procedures cover all areas of professional conduct, including conflicts of interest, intellectual property and the protection of confidential information, as well as strict adherence to all laws and regulations applicable to the conduct of our business.

        Employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of Polypore's Code of Business Conduct and Ethics. In addition, our Audit Committee has procedures to receive, retain and treat complaints received regarding accounting, internal controls or auditing matters and to allow for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters, in accordance with the Sarbanes-Oxley Act of 2002.

        The full text of the Code of Business Conduct and Ethics is published on our website at http://investor.polypore.net/governance.cfm. We will disclose any future amendments to, or waivers from, these ethical policies and standards for senior officers and directors on our website within four business days following the date of such amendment or waiver.

The Audit Committee

        Polypore has a standing Audit Committee as defined in Section 3(a)(58)(A) of the Exchange Act. The Audit Committee consists of Messrs. Chesser, Cooney, Dries and Flynn. The Audit Committee is governed by a Board-approved charter stating its responsibilities. Under its charter, the Audit Committee is responsible for reviewing the adequacy and effectiveness of internal controls over financial reporting with Polypore's independent registered public accounting firm, internal auditors and Company management. The Audit Committee reviews and consults with management, the internal auditors and the independent registered public accounting firm on matters related to the annual audit, the published financial statements, earnings releases and the accounting principles applied. The Audit Committee is directly responsible for the compensation, retention and oversight of the Company's independent registered public accounting firm and evaluates the independent registered public accounting firm's qualifications, performance and independence. The Audit Committee reviews reports from management relating to the status of compliance with laws, regulations and internal procedures. The Audit Committee is also responsible for reviewing and discussing with management the Company's policies with respect to risk assessment and risk management and reviewing related person transactions.

        The Audit Committee has established policies and procedures for the pre-approval of all services provided by the independent registered public accounting firm. The Audit Committee has also established procedures for the receipt, retention and treatment, on a confidential basis, of complaints received by the Company.

        The Board has determined, based on the review and recommendation of the Nominating and Corporate Governance Committee, that Audit Committee members Messrs. Flynn and Dries are "audit committee financial experts" for purposes of the SEC's rules. The Board has also determined, based on the review and recommendation of the Nominating and Corporate Governance Committee, that each of the members of the Audit Committee (i) meets the heightened independence requirements of Exchange Act Rule 10A-3 applicable to Audit Committee members, (ii) is "financially literate" in accordance with the listing standards of the New York Stock Exchange (the "NYSE"), and (iii) is an Independent Director.

Item 11.    Executive Compensation

Compensation Committee Report

        The Compensation Committee has reviewed and discussed with management the "Compensation Discussion and Analysis" section of this Annual Report on Form 10-K. Based on its review and discussions with management, the Compensation Committee recommended to the Board that the "Compensation Discussion and Analysis" be included in this Annual Report on Form 10-K.

        The Compensation Committee:

    Michael Graff
    David A. Roberts
    Christopher J. Kearney
    Frederick C. Flynn, Jr.

        The Compensation Committee Report will not be deemed to be filed or incorporated by reference into any other Polypore filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates the Compensation Committee Report by reference therein.

Compensation Discussion & Analysis

  Significant Compensation Actions During 2014

        During 2014, the Company and the Compensation Committee made the following decisions and took the following actions with respect to the Company's executive compensation program:

  •
  Reviewed the results of the Company's annual advisory "say on pay" vote held during our 2014 Annual Meeting. Because only 69.9% of our stockholders casting votes on the proposal voted to approve the Named Executive Officer compensation program as described in our 2014 proxy statement, we engaged in dialogue with the majority of our stockholders to better understand their concerns with respect to our compensation program;

  •
  Continued granting time-vested restricted stock as a portion of equity grants to select employees of the Company;

  •
  Continued the Company's engagement of Pearl Meyer & Partners ("PM&P") to review the Company's executive compensation program and recommend changes to improve the Company's compensation program. Additional details on the changes recommended by PM&P can be found under the heading "Compensation Consultant's Recommendations and Changes for 2015" below; and

  •
  Based on its review of the Company's financial results for 2014, the Compensation Committee voted to partially fund the Company's Employee Incentive Plan and paid targeted bonuses based on individual and business unit results to select employees from this plan for the 2014 fiscal year.

  Executive Summary

        For 2014, the Company posted revenues of $658.4 million and Adjusted EBITDA (defined in our senior secured credit agreement as earnings before interest, taxes, depreciation and amortization and certain non-operating items, stock-based compensation and other cash or non-recurring charges) of $167.5 million. A reconciliation of income from continuing operations attributable to Polypore International, Inc. to Adjusted EBITDA is provided in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in this Annual Report on Form 10-K.

        In early 2014, the Compensation Committee established targets for funding the incentive compensation pools of each of the Company's three segments based on each segment's performance relative to its 2014 Adjusted EBITDA budget. The funding target for corporate employees supporting the segments was established as the average of the funding percentages of the incentive compensation pools of the three segments. Based on the targets achieved in 2014, the Compensation Committee determined to fund 28%, 68%, 135% and 80% of the electronics and EDVs, transportation and industrial, separations media, and corporate incentive compensation pools, respectively. The Compensation Committee approved making cash incentive payments out of the incentive compensation pool to select Company employees, including the Named Executive Officers, based on their individual performance and business unit results.

        The following graph and table compares the cumulative total shareholder return of the Company's common stock for the periods indicated with the total return of the Russell 2000 Index and the Standard & Poor's Index of Industrial Machinery Companies ("S&P Industrial Machinery Index"). The graph assumes $100 invested on December 31, 2009 in the Company, the Russell 2000 Index and the

S&P Industrial Machinery Index. Total return represents stock price changes and assumes the reinvestment of dividends.

	Dec-09	Dec-10	Dec-11	Dec-12	Dec-13	Dec-14
Polypore International , Inc.	100.0	342.27	369.66	390.76	326.89	395.38
Russell 2000	100.0	126.86	121.56	141.43	196.34	205.95
S&P Industrial Machinery Index	100.0	135.94	123.35	157.25	229.28	240.86

        The table below compares the percentage growth of the Company's three-year and five-year total shareholder returns (defined for the Company as the change in stock price, because the Company has not declared any dividends over the relevant time period) through January 3, 2015, to the return of the Russell 2000 Index and the S&P Industrial Machinery Index over the same periods.

	Three-Year Return	Five-Year Return
Polypore International, Inc.	6.96%	295.38%
Russell 2000	69.42%	105.95%
S&P Industrial Machinery Index	95.27%	140.86%

  Compensation Philosophy

        Our Compensation Committee has specifically tailored the Company's compensation program to attract, motivate and retain talented executives and to incentivize the Named Executive Officers and other Company management personnel to achieve short- and long-term performance goals consistent with the creation of long-term total stockholder value. Prior to 2013, we paid our executives a base salary below the market median but provided significant annual bonus opportunities to reward operating performance. Beginning in 2013, based on PM&P's review of the Company's pay practices and its subsequent recommendations, the Company changed our compensation philosophy to pay our executives a base salary near the market median, while continuing to provide annual bonus opportunities to reward performance. In addition, we believe that in order to align executives with the long-term goals of our stockholders, we should have competitive long-term equity incentive plans in place. By weighting our executive compensation towards at-risk, variable incentives that are tied to the Company's performance, we are continuing to implement a compensation philosophy that is focused on achieving short- and long-term performance and maximizing stockholder value. Our Compensation Committee evaluates our compensation plan annually to establish the appropriate ratio between base salary, short-term annual incentive compensation and long-term compensation.

        In 2014, the Compensation Committee continued its engagement with PM&P to review and refine the Company's executive compensation plan, to assist the Compensation Committee in establishing and implementing the Company's compensation philosophy and to make recommendations regarding adjustments to the Company's executive compensation program as appropriate. For more details on PM&P's analysis and recommendations, see the section below entitled, "Compensation Consultant's Recommendations and Changes for 2015."

  Balancing Risk and Performance

        The Polypore executive compensation program is designed to encourage and reward behavior that promotes sustainable growth in stockholder value and align executives with the long-term goals of our stockholders, while avoiding inappropriate risk-taking and conflicts of interest between the executives and the Company's stockholders. Accordingly, compensation risks are assessed and managed by the Compensation Committee appropriately in the context of our business strategies. To further this objective, the Company has included the following in its compensation program:

  •
  The majority of each executive's total compensation over time is variable and depends on individual performance, Company performance or a combination of both;

  •
  An annual incentive program based on the achievement of pre-established business unit and individual objectives;

  •
  Long-term equity awards in the form of stock options, providing compensation to the executive only when the Company's stock price increases, and restricted stock, which aligns the executive's interest with the long-term goals of the Company's stockholders;

  •
  Stock ownership guidelines that align the financial interests of the executives and the Company's long-term investors; and

  •
  A Compensation Committee composed of experienced, engaged and independent directors.

  Peer Group of Companies

        The peer group approved by the Compensation Committee consists of 14 comparable companies in the manufacturing industry sector, specifically in the industrial manufacturing, electrical or electronic components, or specialty chemicals segments.

        The selected peer group of companies includes the following:

International Flavors & Fragrances	Nordson Corp.
Pall Corp.	Clarcor, Inc.
Donaldson Co., Inc.	Graco, Inc.
Enersys, Inc.	FEI Co.
Sensient Technologies Corp.	Franklin Electric Co., Inc.
Brady Corp.	Innophos Holdings, Inc.
Graftech International Ltd.	II-VI, Inc.

  Stock Ownership Guidelines

        Since 2011, the Company's Stock Ownership and Retention Guidelines (the "Stock Ownership Guidelines") have required the Company's directors and members of senior leadership to maintain ownership of Company stock valued at or above the target dollar amounts listed below. The Stock Ownership Guidelines encourage and reward behavior that promotes long-term sustainable growth in stockholder value by aligning the interests of the Company's directors and executives with those of the Company's stockholders. The Stock Ownership Guidelines apply to all non-employee directors, all members of the Company's senior leadership team (which includes all Named Executive Officers) and any other key employees that the Compensation Committee may identify from time to time (although no key employees other than the senior leadership team have been identified currently). The Stock Ownership Guidelines establish the following target dollar amounts:

Position	Target Dollar Amount
Non-employee Director	3x annual retainer
Chief Executive Officer	4x annual base salary
Other Senior Leadership Team member and designated key employee	2x annual base salary

        The value of a director's or employee's holdings is based on the average closing price of a share of the Company stock on the first ten trading days of each calendar year. For 2015, the average closing price of a share of the Company stock on the first ten trading days of the year was $43.06. If the director's or employee's holdings meet the Target Dollar Amount at the beginning of the calendar year, the director or employee is considered to have met the Target Dollar Amount for the remainder of the year. The Compensation Committee encourages each director or employee to achieve the specified Target Dollar Amount of share ownership within five years of the latter of the adoption of the guidelines or his or her appointment or election. Until the director or employee has attained the specified Target Dollar Amount, he or she is required to retain all of the net shares received as a result of the exercise of stock options, payout of performance shares or vesting of time-based restricted stock. Net shares are those equity award shares that remain after shares are sold or netted to pay any applicable exercise price or taxes. Shares owned directly, shares owned indirectly through a spouse, sibling, or family trust, shares owned through a company sponsored savings plan, and the net value of vested stock options and vested restricted stock are counted as shares owned for purposes of determining whether the Target Dollar Amount has been reached. The Stock Ownership Guidelines apply until each director or employee resigns or retires, except that, for a director or employee who has reached age 60, the Target Dollar Amount is reduced by 10% each year for five years to allow for diversification of the director's or employee's portfolio.

        As of January 1, 2015, Messrs. Toth, Amos, and Sauer had attained the applicable Target Dollar Amount for 2015, while Messrs. Cowger and Smith have not yet attained the applicable Target Dollar Amount for 2015 due to their respective recent appointments to the Company.

  Role of the Compensation Committee

        The Compensation Committee is responsible for determining the Company's compensation and benefit plans generally, and establishes and reviews all compensatory plans and arrangements with respect to the Named Executive Officers. In addition to other meetings throughout the year, the Compensation Committee meets early in each fiscal year to evaluate the achievement of performance goals for the prior fiscal year, set new performance goals for the current fiscal year and consider compensation adjustments. The Compensation Committee also meets periodically to discuss compensation-related matters as they arise during the year.

        In 2014, the Compensation Committee continued its engagement with PM&P as its independent compensation consultant. The Compensation Committee assesses the independence of PM&P annually; in 2014, the Compensation Committee concluded that no conflict of interest exists that would prevent PM&P from independently representing the Compensation Committee. For more details on PM&P's analysis and recommendations, see the section below entitled, "Compensation Consultant's Recommendations and Changes for 2014."

  Components of Compensation for 2014

        For 2014, the compensation provided to the Named Executive Officers consisted of the same elements generally available to our non-executive employees, including base salary, annual cash bonus, equity-based compensation and benefits, along with perquisites provided on a case-by-case basis, each of which is described in more detail below. The mix of cash- and equity-based compensation, as well as the relationship of fixed to performance-based compensation, results in weighting executive compensation more heavily towards non-guaranteed variable incentives for the Named Executive Officers.

  Base Salary

        The base salary payable to each Named Executive Officer is intended to provide a fixed component of compensation reflecting the executive's skill set, experience, role and responsibilities. Base salary for our Chief Executive Officer is set by the Compensation Committee effective January 1 of each year and for all other Named Executive Officers effective as of the payroll period closest to April 1 of each year. Our Chief Executive Officer provides recommendations to the Compensation Committee for each Named Executive Officer other than himself. In making his recommendations, the Chief Executive Officer, in conjunction with the Senior Vice President, Human Resources, reviews compensation surveys published by Towers Watson and Mercer not for benchmarking purposes, but instead to have a better understanding of market compensation. In determining base salary for any particular year, the Committee considers, in addition to the Chief Executive Officer's recommendations, individual performance for the prior year, the ratio of fixed compensation to overall compensation and changes in the cost of living during the prior year. As discussed in "Role of the Compensation Committee" above, Polypore engaged PM&P in 2014 to review the Company's base salary, total cash compensation and total direct compensation.

  Annual Incentive Bonuses

        Annual incentive bonuses are intended to compensate executives for achieving our annual financial goals at corporate and business unit levels and for achieving measurable individual annual performance objectives.

        At the beginning of each year, the Compensation Committee establishes the incentive funding formula and the target Adjusted EBITDA for each of the Company's three business units. The Compensation Committee seeks to set the target Adjusted EBITDA level at a challenging, yet achievable figure. After financial results for each business have been determined at year end, the Compensation Committee can adjust the size of each business unit's bonus pool up or down at the discretion of the Compensation Committee based on each business unit's performance, market dynamics and achievement of non-financial objectives, among other factors. The bonus pool for the business unit presidents and the corporate employees who are not assigned to a specific business unit is determined by averaging the percentage achievement of the three business units.

        In each year in which incentive bonuses are paid, the size of the annual incentive bonus for each individual Named Executive Officer may be impacted by the Named Executive Officer's performance relative to his individual goals and objectives. At the beginning of each year, the Chief Executive Officer, in consultation with the Compensation Committee and the Named Executive Officer, reviews and approves the goals and objectives for each Named Executive Officer other than himself. These goals vary from year to year, are individualized to each Named Executive Officer's business unit or department and include both business unit and individual goals. Those metrics include, as applicable to each individual, items such as business unit Adjusted EBITDA, environmental safety and health performance, revenue growth, profitability, cash generation, strategic initiatives, market expansion, people management and development, labor relations, Sarbanes-Oxley compliance, supply chain management and customer relations. Shortly after the end of the calendar year, the Chief Executive Officer, in consultation with the Compensation Committee, reviews each Named Executive Officer's performance relative to his individual bonus metrics established at the beginning of the year. The actual bonus amount for each Named Executive Officer is then determined by the Compensation Committee, with input from the Chief Executive Officer for all Named Executive Officers other than himself, based on the relative size of the annual incentive bonus pool as it relates to target, business unit performance relative to the other business units, and the individual Named Executive Officer's performance with respect to his individual goals.

        For 2014, the Compensation Committee established the following targets for Named Executive Officers' annual incentive bonuses. These targets were unchanged from prior years' targets:

Name	Target Bonus (as a percentage of base salary)
Robert B. Toth	100%
Lynn Amos	70%
Josef Sauer	70%
Christopher Cowger	70%
Peter A. Smith	70%

        Although there is no set formula for determination of the Named Executive Officers' bonus amount, the primary factor in the Compensation Committee's determination is the size of each business unit's annual bonus pool, with the secondary factor of performance with respect to individual goals being used in the discretion of the Compensation Committee to adjust the size of the individual Named Executive Officer's bonus amount.

        In early 2014, the Compensation Committee established targets for funding the incentive compensation pools of each of the Company's three segments based on each segment's performance relative to its 2014 Adjusted EBITDA budget. The funding target for corporate employees supporting the segments was established as the average of the funding percentages of the incentive compensation pools of the three segments. Based on the targets achieved in 2014, the Compensation Committee determined to fund 28%, 68%, 135% and 80% of the electronics and EDVs, transportation and industrial, separations media, and corporate incentive compensation pools, respectively. The Compensation Committee approved making cash incentive payments out of the incentive compensation pool to select Company employees, including the Named Executive Officers, based on their individual performance and business unit results.

        For 2014, Mr. Toth's individual performance goal metrics included Adjusted EBITDA, revenue growth and profitability measured on an enterprise-wide level. Mr. Amos' performance goal metrics included management of capital spending, cash management, SOX compliance and financial risk management. Mr. Smith's performance goal metrics included revenue growth, profitability and market share growth in the transportation and industrial business segment. Mr. Sauer's performance goal metrics included revenue growth, profitability and market share growth in the separations media segment, as well as specific goals related to the growth of the segment's industrial filtration business line and start-up of the medical modules business. Mr. Cowger's performance goal metrics included revenue growth, profitability and market share growth in the electronics and EDV segment.

  Long-term Equity Compensation

        During fiscal year 2007, we adopted our 2007 Stock Incentive Plan to give more flexibility to the Compensation Committee by allowing grants of a wide variety of equity awards to our key employees, directors and consultants, including nonqualified stock options, shares of restricted stock and other awards that are valued by reference to, or otherwise based on, the fair market value of our common stock.

        Prior to 2013, all of the long-term equity incentives granted to Named Executive Officers have been in the form of stock options, which we believe has provided an effective incentive with respect to Company performance and an effective retention mechanism as a result of the applicable vesting mechanics of the awards. The number of options granted to each executive was determined by the Compensation Committee and was primarily based upon the executive's relative position within the Company, as well as the executive's contribution to the Company's operating results and his expected future contribution.

        In February 2014, the Compensation Committee continued its pattern of annual equity grants for the Named Executive Officers and awarded time-vested stock option grants and restricted stock grants to the Named Executive Officers under the 2007 Stock Incentive Plan. The options were issued with an exercise price equal to the fair market value of the Company's stock on the grant date ($34.98), have a 10-year term and vest annually in equal one-third increments beginning on February 27, 2015. The options will be fully vested as of February 27, 2017. The restricted stock vests annually in equal one-third increments beginning on February 27, 2015, and will be fully vested as of February 27, 2017. The Compensation Committee approved the following awards of stock option grants and restricted stock grants to the Named Executive Officers listed below:

        On February 27, 2014, the Company awarded time-based stock options and time-based restricted stock to the following Named Executive Officers:

  •
  Robert B. Toth: 95,293 options to purchase stock at a strike price of $34.98, vesting equally over three years beginning February 27, 2015, and 23,824 restricted shares, with restrictions lapsing equally over three years beginning February 27, 2015;

  •
  Lynn Amos: 30,494 options to purchase stock at a strike price of $34.98, vesting equally over three years beginning February 27, 2015, and 7,624 restricted shares, with restrictions lapsing equally over three years beginning February 27, 2015;

  •
  Josef Sauer: 30,494 options to purchase stock at a strike price of $34.98, vesting equally over three years beginning February 27, 2015, and 7,624 restricted shares, with restrictions lapsing equally over three years beginning February 27, 2015;

  •
  Christopher Cowger: 30,494 options to purchase stock at a strike price of $34.98, vesting equally over three years beginning February 27, 2015, and 7,624 restricted shares, with restrictions lapsing equally over three years beginning February 27, 2015; and

  •
  Peter A. Smith: 30,494 options to purchase stock at a strike price of $34.98, vesting equally over three years beginning February 27, 2015, and 7,624 restricted shares, with restrictions lapsing equally over three years beginning February 27, 2015.

        For additional detail, see "Summary of Changes for 2014", below.

  Perquisites and Other Benefits

        The Named Executive Officers are eligible to receive the same benefits that are available to the majority of the Company's employees, including life, health and disability insurance benefits. We also provide certain perquisites to the Named Executive Officers, on a case-by-case basis, including a car allowance, dues and tax preparation services. We believe that it is necessary to provide such perquisites given the competitive market for talent in our industry and to enhance executive focus and time spent on Company priorities and goals.

  Deferred Savings Plan

        The Compensation Committee has established the Polypore International, Inc. Deferred Savings Plan (the "DSP"). The DSP is a nonqualified deferred compensation plan for a select group of management or highly compensated employees of the Company and its participating affiliates and subsidiaries, as well as non-employee directors of the Company. The Compensation Committee appointed a committee to administer the DSP (the "Plan Committee"), and the Compensation Committee or the Plan Committee may select the employees who will participate in the DSP. As of January 1, 2014, the Compensation Committee designated Robert B. Toth, Lynn Amos, Christopher Cowger and Peter A. Smith as the Named Executive Officer participants in the DSP.

        Employee participants generally are eligible to defer up to 100% of their base salary and 100% of their annual bonus and other bonus compensation. Deferral elections must be made in compliance with Section 409A of the Internal Revenue Code of 1986, as amended (the "Code"). Employee participants who also participate in the Polypore, Inc. Retirement Savings Plan (the "401(k) Plan") may contribute excess deferrals to the DSP, which are contributions that are credited to the DSP because either: (a) the participant's earnings have exceeded the Code Section 401(a)(17) limit for the year ($260,000 for 2014) and/or (b) the participant's deferrals to the 401(k) Plan have reached the Code Section 402(g) limit for the year ($17,500 for 2014). The DSP also will provide employer contributions, generally using the 401(k) Plan formulas for employer nonelective and matching contributions, for compensation in excess of the Code Section 401(a)(17) compensation limit for the year. Compensation for purposes of these employer contributions under the DSP is determined without reduction for deferrals made by the employee to the DSP. Non-employee directors generally are eligible to defer up to 100% of their annual cash retainer fees and annual cash meeting fees from the Company. Participants are fully vested in all contributions credited to the DSP.

        Participants may allocate the amounts deferred under the DSP among designated benchmark funds. The benchmark funds track the mutual fund performance they each represent, but the participants do not invest directly in these funds.

        Generally, participants may elect to receive each year's deferral balance upon separation from service or at a future fixed date that is at least three years beyond the applicable DSP year, either in a lump sum or installments. If the participant is a "specified employee" under Code Section 409A, the first payment following a separation from service generally must be postponed for six months following termination. Depending on a participant's elections, distribution may be made earlier upon a disability (as defined in the DSP). Under certain circumstances, participants also may request distributions for an unforeseeable emergency. In the event of a participant's death, the entire deferral balance (including any remaining installment payments) will be paid in a lump sum to the participant's beneficiaries. In the event of a "change in control" (as defined in the DSP) of the Company, the participants will receive a lump sum distribution of their DSP accounts.

        The Compensation Committee retains the discretion to amend or terminate the DSP at any time (provided that an amendment generally cannot reduce a participant's benefits as of the date of the amendment). The DSP can be terminated and liquidated as permitted by Code Section 409A.

        During 2014, the Company contributed the amounts shown on the chart below to the DSP accounts of the following Named Executive Officers. No Company contributions were made to Josef Sauer, who was not a designated participant in the DSP for 2014. No directors participated in the DSP:

Name	Company Contribution to DSP ($)
Robert B. Toth	81,925
Lynn Amos	23,006
Josef Sauer	—
Christopher Cowger	7,365
Peter A. Smith	10,185

  Severance Benefits

        Each of the Named Executive Officers is entitled to receive severance benefits upon certain qualifying terminations of employment, based either on an applicable provision in such executive's employment agreement or pursuant to the terms of our Severance Policy. These severance arrangements are intended to retain executives and provide continuity of management in connection with a threatened or actual change in control transaction.

        The Compensation Committee has established a Change in Control severance policy in which the Company has entered into a contractual arrangement with each Named Executive Officer and other members of senior management and through which each of the Named Executive Officers is entitled to receive severance benefits upon qualifying termination of employment after a qualifying change in control of the Company (referred to as a "double-trigger" change in control severance benefit). These Change in Control benefits will supersede similar provisions in the executive's employment agreement, as applicable. For details on employment agreements entered into with Named Executive Officers, see the subsection titled, "Employment Agreements" in "Potential Payments upon Termination or Change in Control," below. For additional detail, see "Summary of Changes for 2014," below.

Summary of Changes for 2014

        Beginning in October 2012, the Compensation Committee engaged PM&P to thoroughly review the Company's executive compensation philosophy and practices and to make recommendations to further align the Company's executive compensation practices with its goals, with specific focus on aligning pay for performance. PM&P began its study by providing the Compensation Committee with market-based compensation references for its executive officer positions. The market references were developed from pay data disclosed in public filings of the group of peer companies approved by the Compensation Committee (see the subsection, "Peer Group of Companies" in "Compensation Discussion and Analysis," above) and from a variety of published national executive compensation surveys. In 2013, the Compensation Committee continued its engagement with PM&P, and based on PM&P's recommendations and its own independent judgment, the Compensation Committee made certain changes to the Company's compensation practices, including the changes described below:

        During 2014, the Compensation Committee implemented the following actions:

  •
  Increased base salary for the Named Executive Officers and other members of the senior management team to a level which is designed to bring the Company's base salaries approximately to the median of the peer group companies;

  •
  Modified its annual incentive bonus plan to more effectively align employee actions with bonus awards by changing the funding formula for the annual incentive bonus plan to the following:

  •
  Target funding for each business segment (electronics and EDVs, transportation and industrial and separations media) is based upon the individual business segment's actual EBITDA performance relative to budget EBITDA;

  •
  Employees of each business segment, other than the business segment President, are rewarded based on the achievement of that business's budget EBITDA and their functional and individual performance;

  •
  Business segment President bonuses are evaluated based one half on the business segment performance and one half on enterprise performance;

  •
  Employees not assigned to a specific business segment (for example, the Chief Executive Officer, Chief Financial Officer, finance, information technology) have bonus opportunities based on the average of the three business segment's factors; and

  •
  As in the past, actual bonus payments to individual participants will be subject to adjustment for achievement of performance goals, and all payment to Named Executive Officers will be subject to Compensation Committee approval.

  •
  Granted time-based stock options and time-based restricted stock in amounts determined to be between the fiftieth and seventy-fifth percentiles of the Company's peer group, with grants made based on the closing price of the Company's common stock on the third trading day after the Company announces earnings for the previous fiscal year; and

  •
  Granted restricted stock to the Company's non-employee directors, with grants based on the closing price of the Company's common stock on the third trading day after the Company announces earnings for the previous fiscal year.

  Tax Deductibility of Executive Compensation

        Section 162(m) of the Internal Revenue Code generally limits the tax deductibility of compensation paid by a public company to its Chief Executive Officer and certain other executive officers to $1,000,000 in the year the compensation becomes taxable to the executive. There is an exception to the limit on deductibility for performance-based compensation that meets certain requirements.

        The Compensation Committee considers the impact of this rule when developing and implementing short- and long-term incentive programs. The Company believes it is important to preserve flexibility in administering compensation programs in a manner designed to promote varying corporate goals. Accordingly, the Company has not adopted a policy that all compensation must qualify as deductible under Section 162(m). Amounts paid under the compensation program, including base salaries, incentive plan awards and grants of deferred shares (restricted stock and retention units), may not qualify as performance-based compensation excluded from the limitation on deductibility.

2014 Summary Compensation Table

        The following table shows information regarding the total compensation earned during the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012, by our Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers who were employed by us as of January 3, 2015, and whose total compensation exceeded $100,000 during that fiscal year.

Name and Principal Position	Year	Salary ($)	Stock Awards(1) ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation(2) ($)	All Other Compensation(3) ($)	Total ($)
Robert B. Toth	2014	795,000	833,364	1,628,557	636,000	157,803	4,050,724
President, Chief Executive	2013	760,000	833,362	1,923,956	490,000	99,973	4,107,291
Officer and Director	2012	680,000	—	—	—	98,476	778,476
Lynn Amos	2014	375,577	266,688	521,142	216,000	65,986	1,445,393
Chief Financial Officer	2013	341,923	266,667	615,676	172,000	35,328	1,431,594
Treasurer and Secretary	2012	316,500	—	—	—	26,320	342,820
Josef Sauer(4)	2014	348,197	266,688	521,142	266,000	85,584	1,487,611
President, Separations Media	2013	330,101	266,667	615,676	190,000	85,951	1,488,395
	2012	305,659	—	—	—	85,724	391,383
Christopher Cowger	2014	347,308	266,688	521,142	135,000	74,498	1,348,636
President, Energy Storage—	2013	—	—	—	—	—	—
Electronics and EDVs	2012	—	—	—	—	—	—
Peter A. Smith	2014	347,308	266,688	521,142	184,000	76,458	1,395,596
President, Energy Storage—	2013	—	—	—	—	—	—
Transportation & Industrial	2012	—	—	—	—	—	—

(1)
Amounts included in the "Stock Awards" and "Option Awards" columns for 2014 reflect the grant date fair value for restricted stock awards and stock options, respectively, granted during 2014 as calculated under Financial Accounting Standards Board Accounting Standards Codification Topic 718 ("FASB ASC Topic 718"). Assumptions used in the calculation of these fair values are included in Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K.

(2)
Amounts included in this column for 2014 reflect non-equity incentive plan compensation earned under our Employee Incentive Program, which were paid in March 2015.

(3)
All Other Compensation consists of the following items for 2014:

•
Mr. Toth—Tax preparation fees of $11,420, employer basic and matching 401(k) contributions of $20,800, employer basic and matching deferred savings plan contributions of $81,925, car allowance of $12,000, life insurance and disability premiums of $9,341 and dues of $7,664.

•
Mr. Amos—Employer basic and matching 401(k) contributions of $20,800, employer basic and matching deferred savings plan contributions of $23,006, tax preparation fees of $300 and dues of $7,664.

•
Mr. Sauer—Life insurance premiums of $61,029, car allowance of $23,103 and statutory savings and vacation allowances of $1,452.

•
Mr. Cowger—Employer basic and matching 401(k) contributions of $20,800, employer basic and matching deferred savings plan contributions of $7,365, tax preparation fees of $7,268, relocation of $23,691 and dues of $4,720.

•
Mr. Smith—Employer basic and matching 401(k) contributions of $20,800, employer basic and matching deferred savings plan contributions of $10,185, tax preparation fees of $2,650, relocation of $21,582 and dues of $7,025.

(4)
Mr. Sauer's annual salary was €237,645 in 2012, €248,589 in 2013 and €261,881 in 2014. Mr. Sauer was compensated in euros. The 2012 compensation amounts shown in the table were translated into U.S. dollars using an exchange rate of $1.2862 per euro, which was the average exchange rate during 2012. The 2013 compensation amounts shown in the table were translated into U.S. dollars using an exchange rate of $1.3280 per euro, which was the average exchange rate during 2013. The 2014 compensation amounts shown in the table were translated into U.S. dollars using an exchange rate of $1.3296 per euro, which was the average exchange rate during 2014.

2014 Grants of Plan Based Awards Table

        This table discloses the potential future payouts under our non-equity incentive plan and grants under our 2007 Stock Incentive Plan.

							All Other Option Awards: Number of Securities Underlying Options (#)
		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock or Units (#)		Exercise or Base Price of Option Awards ($/Sh)
									Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date(1)	Threshold ($)(2)	Target ($)(2)		Maximum ($)(2)
Robert B. Toth	—	—	795,000		—	—	—	—	—
	2/27/2014	—	—		—	23,824	—	—	833,364
	2/27/2014	—	—		—	—	95,293	$34.98	1,628,557
Lynn Amos	—	—	269,500		—	—	—	—	—
	2/27/2014	—	—		—	7,624	—	—	266,688
	2/27/2014	—	—		—	—	30,494	$34.98	521,142
Josef Sauer	—	—	241,500	(3)	—	—	—	—	—
	2/27/2014	—	—		—	7,624	—	—	266,688
	2/27/2014	—	—		—	—	30,494	$34.98	521,142
Christopher Cowger	—	—	245,000		—	—	—	—	—
	2/27/2014	—	—		—	7,624	—	—	266,688
	2/27/2014	—	—		—	—	30,494	$34.98	521,142
Peter A. Smith	—	—	245,000		—	—	—	—	—
	2/27/2014	—	—		—	7,624	—	—	266,688
	2/27/2014	—	—		—	—	30,494	$34.98	521,142

(1)
The following equity awards were made to Named Executive Officers in 2014 under the 2007 Stock Incentive Plan:

•
Robert B. Toth: 95,293 options to purchase stock at a strike price of $34.98, vesting equally over three years beginning February 27, 2015, and 23,824 restricted shares, with restrictions lapsing equally over three years beginning February 27, 2015;

•
Lynn Amos: 30,494 options to purchase stock at a strike price of $34.98, vesting equally over three years beginning February 27, 2015, and 7,624 restricted shares, with restrictions lapsing equally over three years beginning February 27, 2015;

•
Josef Sauer: 30,494 options to purchase stock at a strike price of $34.98, vesting equally over three years beginning February 27, 2015, and 7,624 restricted shares, with restrictions lapsing equally over three years beginning February 27, 2015;

•
Christopher Cowger: 30,494 options to purchase stock at a strike price of $34.98, vesting equally over three years beginning February 27, 2015, and 7,624 restricted shares, with restrictions lapsing equally over three years beginning February 27, 2015; and

  •
  Peter A. Smith: 30,494 options to purchase stock at a strike price of $34.98, vesting equally over three years beginning February 27, 2015, and 7,624 restricted shares, with restrictions lapsing equally over three years beginning February 27, 2015.

(2)
The Compensation Committee follows the guidelines of the Employee Incentive Plan and 2007 Stock Incentive Plan regarding the setting of target bonus amounts and the conditions under which awards may be granted, as applicable. Neither the Employee Incentive Plan nor the 2007 Stock Incentive Plan provides for threshold or maximum awards to an individual. See "Annual Incentive Bonuses" in the "Components of Compensation for 2014" herein for further information regarding the variability of the payouts under the Employee Incentive Program and for how target amounts are determined as a percent of annual base salary.

(3)
Translated into U.S. dollars using an exchange rate of $1.2049, which was the exchange rate as of January 3, 2015.

Outstanding Equity Awards at 2014 Fiscal Year End

        This table discloses certain information regarding unexercised options and unvested restricted stock grants held by each of our Named Executive Officers as of January 3, 2015, our fiscal year end.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Robert B. Toth	416,467	—		9.94	5/29/19
	500,000	—		56.98	8/23/21
	33,897	67,792	(2)	36.42	2/25/23	15,254	(6)	$707,786
	—	95,293	(5)	34.98	2/27/24	23,824	(9)	$1,105,434
Lynn Amos	100,000	—		9.94	5/29/19
	160,000	—		56.98	8/23/21
	10,847	21,694	(2)	36.42	2/25/23	4,881	(6)	$226,478
	—	30,494	(5)	34.98	2/27/24	7,624	(9)	$353,754
Josef Sauer	62,640	—		9.94	5/29/19
	160,000	—		56.98	8/23/21
	10,847	21,694	(2)	36.42	2/25/23	2,554	(6)	$118,506
	—	30,494	(5)	34.98	2/27/24	3,871	(9)	$179,614
Christopher Cowger	3,727	7,452	(3)	44.13	9/9/23	1,677	(7)	$77,813
	—	30,494	(5)	34.98	2/27/24	7,624	(9)	$353,754
Peter A. Smith	2,238	4,476	(4)	44.13	10/24/23	1,007	(8)	$46,725
	—	30,494	(5)	34.98	2/27/24	7,624	(9)	$353,754

(1)
Based on the closing price of $46.40 of our common stock on January 2, 2015.

(2)
One-third of the $36.42 options vest each year. The first third vested on February 25, 2014, the second third vested on February 25, 2015, and the final third will vest on February 25, 2016. Options are also subject to accelerated vesting upon a change in control.

(3)
One-third of the $44.13 options vest each year. The first third vested on September 9, 2014, the second third will vest on September 9, 2015, and the final third will vest on September 9, 2016. Options are also subject to accelerated vesting upon a change in control.

(4)
One-third of the $44.13 options vest each year. The first third vested on October 24, 2014, the second third will vest on October 24, 2015, and the final third will vest on October 24, 2016. Options are also subject to accelerated vesting upon a change in control.

(5)
One-third of the $34.98 options vest each year. The first third vested on February 27, 2015, the second third will vest on February 27, 2016, and the final third will vest on February 27, 2017. Options are also subject to accelerated vesting upon a change in control.

(6)
Restricted shares awarded on February 25, 2013 vest at the rate of one third per year, with vesting dates of February 25, 2014; February 25, 2015; and February 25, 2016.

(7)
Restricted shares awarded on September 9, 2013 vest at the rate of one third per year, with vesting dates of September 9, 2014; September 9, 2015; and September 9, 2016.

(8)
Restricted shares awarded on October 24, 2013 vest at the rate of one third per year, with vesting dates of October 24, 2014; October 24, 2015; and October 24, 2016.

(9)
Restricted shares awarded on February 27, 2014 vest at the rate of one third per year, with vesting dates of February 27, 2015; February 27, 2016; and February 27, 2017.

2014 Option Exercises and Stock Vested

        This table discloses certain information regarding each exercise of stock options and each vesting of restricted stock during the 2014 fiscal year on an aggregated basis.

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)		Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Robert B. Toth	75,000	$3,267,000	(1)	7,628	(4)	247,910	(8)
Lynn Amos	30,392	$1,451,522	(2)	2,441	(4)	79,333	(8)
Josef Sauer	20,000	$801,200	(3)	5,031	(5)	172,815	(9)
Christopher Cowger	—	—		839	(6)	36,010	(10)
Peter A. Smith	—	—		504	(7)	20,266	(11)

(1)
Based on a market price of $53.50 as of November 6, 2014, on which date Mr. Toth exercised 75,000 options with an exercise price of $9.94.

(2)
Based on a market price of $53.00 as of November 6, 2014, on which date Mr. Amos exercised 30,392 options with an exercise price of $5.24.

(3)
Based on a market price of $50.00 as of November 6, 2014, on which date Mr. Sauer exercised 20,000 options with an exercise price of $9.94.

(4)
The restricted shares vested on February 25, 2014.

(5)
Restricted shares of 1,278 vested on February 25, 2014 and restricted shares of 3,753 vested on February 27, 2014 and were forfeited to the Company for payment of tax withholding obligations resulting from the grant of restricted stock.

(6)
The restricted shares vested on September 9, 2014.

(7)
The restricted shares vested on October 24, 2014.

(8)
Based on a market price of $32.50 as of February 25, 2014, the date on which the shares vested.

(9)
Based on a market price of $32.50 as of February 25, 2014, the date on which 1,278 shares vested and a market price of $34.98 as of February 27, 2014, the date on which 3,753 shares vested.

(10)
Based on a market price of $42.92 as of September 9, 2014, the date on which the shares vested.

(11)
Based on a market price of $40.21 as of October 24, 2014, the date on which the shares vested.

2014 Nonqualified Deferred Compensation

        This table sets forth information regarding our Named Executive Officers' participation in our DSP.

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(1)	Aggregate Earnings in Last FY ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Robert B. Toth	61,444	81,925	6,538	—	226,272
Lynn Amos	17,255	23,006	(704)	—	51,726
Josef Sauer	—	—	—	—	—
Christopher Cowger	—	7,365	—	—	7,365
Peter A. Smith	7,638	10,185	341	—	18,164

(1)
Amounts shown as executive contributions or Company contributions are fully reported in the 2014 Summary Compensation Table above.

(2)
The earnings, if any, for 2014 were neither above market nor preferential, so none of these amounts are reported in the 2014 Summary Compensation Table above.

        On December 27, 2012, the Compensation Committee adopted the Polypore International, Inc. Deferred Savings Plan. The DSP is a nonqualified deferred compensation plan for a select group of management or highly compensated employees of the Company and its participating affiliates and subsidiaries. See "Deferred Savings Plan" in the "Compensation Discussion and Analysis" herein for further information regarding the DSP.

Potential Payments upon Termination or Change in Control

  Employment Agreements

        We are a party to an employment agreement with Mr. Toth, with an initial term that ran until July 6, 2009, and that is automatically renewed for successive one-year terms thereafter unless and until either party delivers notice of termination within 120 days of the expiration of the then current term. Mr. Toth's salary was $795,000 for 2014. Mr. Toth's salary can be increased (but not decreased) at the discretion of the Board. As of January 1, 2015, Mr. Toth's salary was increased to $835. Mr. Toth is also eligible to receive incentive bonus compensation with a target of not less than 100% of his base salary. During the term of Mr. Toth's employment and for a period of two years thereafter, Mr. Toth is subject to customary restrictive covenants including non-compete and non-solicitation covenants and a non-interference covenant with regard to service providers to the Company.

        If Mr. Toth resigns with good reason or is terminated without cause, or his employment term is not extended, in each case including as a result of a change of control, his severance amount will be calculated based on two times his base salary and bonus (with bonus calculated using a 3-year average), to be paid in a lump sum within 15 business days following the termination of employment. Mr. Toth will also receive the continuation of benefits for him and his covered dependents for 24 months following such termination.

        We are also a party to an employment agreement with Mr. Sauer, with a term that runs until Mr. Sauer's retirement or until terminated by either party, with a required notice period of 12 months. Under the terms of the employment agreement, Mr. Sauer's annual salary was €261,881 during 2014. Mr. Sauer is also eligible to receive incentive bonus compensation with a target of 70% of his base salary. Additionally, we have agreed to provide certain retirement benefits through the purchase of life insurance contracts for Mr. Sauer. In the event that we terminate Mr. Sauer, he will receive a lump sum severance payment equal to his current annual salary.

  Severance Policy

        Each of our executive officers, other than Mr. Toth and Mr. Sauer, participates in our Severance Policy, which provides severance benefits upon certain terminations without cause, including terminations in connection with a merger, consolidation or similar change of control event. The severance benefits consist of one year's base salary, payable at the Company's discretion in a lump sum or bi-weekly as salary continuation for a period of one year, and medical benefits for one year.

  Change of Control Agreements

        Effective February 2013, we are party to change in control agreements with certain senior executive officers, including our Named Executive Officers. The change in control agreements provide for the following upon an actual or constructive termination not for cause within two years following a change in control (as defined in the change in control agreements): (i) a lump sum cash payment equal to two times the executive's annual base salary (three times annual base salary for Mr. Toth); (ii) a lump sum cash payment equal to two times the executive's annual bonus (three times annual bonus for Mr. Toth), which shall be calculated using the greatest of the executive's (a) target or actual annual bonus for the year in which the termination date occurs, (b) target or actual bonus for the year in which the change in control occurs, or (c) the average actual bonus for the three full fiscal years prior to the year in which the termination date occurs; (iii) continuation of certain benefits for two years (three years for Mr. Toth), including participation in our medical, dental, vision, long-term disability and life insurance plans, among others, which were provided to the executive immediately prior to the change in control. Upon the executive's qualifying termination, all unexercised stock options will be immediately exercisable and any unvested restricted stock will be immediately vested. All stock options will remain exercisable for the shorter of (x) the original term of the options, and (y) two years (three years for Mr. Toth) following the termination date (extended to three years following the termination date if the executive has attained the age of 55 and has achieved ten years of service). In certain circumstances, amounts paid to executives will be reduced to the minimum extent necessary so that no portion of any such payment or benefit constitutes a parachute payment.

  2007 Stock Incentive Plan

        Under our 2007 Stock Incentive Plan, in the event of a change in control the Compensation Committee has the discretion to (i) provide that any outstanding awards that are unexercisable or otherwise unvested may become immediately exercisable and otherwise fully vested, (ii) provide for the termination of an award upon the consummation of the change in control and the payment of a cash amount in exchange for the cancellation of an award, and/or (iii) provide for the issuance of substitute awards that will substantially preserve the otherwise applicable terms of any affected award. If an option recipient's employment with the Company is terminated for any reason other than by the Company for Cause (as defined in the 2007 Stock Incentive Plan) or by reason of the option recipient's death or disability, any unvested options shall expire as of the date of such termination and any vested options shall remain exercisable until the earlier of the expiration date of the options or the date that is 90 days after the date of such termination. If an option recipient's employment with the Company terminates by reason of the recipient's death or disability, any unvested options shall expire as of the date of such termination and any vested options shall expire on the earlier of the expiration date of the options or the date that is 12 months after the date of the recipient's death or disability. If an option recipient's employment with the Company is terminated by the Company for Cause, all options (whether or not vested) shall immediately expire as of the date of such termination. The 2007 Stock Incentive Plan provides that the Compensation Committee has the discretion to modify these general provisions in the individual equity grant agreements. As of January 3, 2015, under the 2007 Stock Incentive Plan there were stock options for 3,253,425 shares of common stock outstanding, of which 2,641,270 were vested. As of April 2, 2015, there were stock options for 3,251,057 shares of common stock outstanding of which 2,869,552 were vested and 1,498,944 shares of common stock remain available for future awards.

        In the event that the terms of any employment agreement, any change in control agreement or the 2007 Stock Incentive Plan (or any grant agreement thereunder) conflict, the terms that are most beneficial to the employee shall control.

  Tabular Summary

        The table below reflects the amount of compensation and benefits payable to each Named Executive Officer in the event of (a) termination for cause or without good reason, referred to as a voluntary termination, (b) termination other than for cause or with good reason, referred to as involuntary termination, (c) termination in connection with a change in control, (d) death or (e) disability. The amounts shown assume that the applicable triggering event occurred on January 3, 2015, are based on a $46.40 closing price of our common stock as of January 2, 2015, and therefore are estimates of the amounts that would have been paid to the Named Executive Officers upon the occurrence of such triggering event.

Name	Type of Payment	Voluntary Termination ($)	Involuntary Termination ($)		Change in Control(1) ($)		Death ($)		Disability ($)
Robert B. Toth	Cash Severance	—	2,340,667		5,151,600		795,000	(2)	795,000
	Continued Benefits	—	315,605		165,234		29,308		29,308
	Stock Option Acceleration	—	—		1,764,810		—		—
	Restricted Stock Vesting Acceleration	—	—		1,813,219		—		—

	TOTAL		2,656,272		8,894,863		824,308		824,308
Lynn Amos	Cash Severance	—	385,000		1,690,600		—		—
	Continued Benefits	—	14,216		44,360		—		—
	Stock Option Acceleration	—	—		564,748		—		—
	Restricted Stock Vesting Acceleration	—	—		580,232		—		—

	TOTAL		399,216		2,879,940		—		—
Josef Sauer	Cash Severance	—	348,197	(3)	1,277,720	(3)	—		109,749	(3)
	Continued Benefits	—	—		171,167		—		—
	Stock Option Acceleration	—	—		564,748		—		—
	Restricted Stock Vesting Acceleration	—	—		298,120		—		—

	TOTAL		348,197		2,311,755		—		109,749
Christopher Cowger	Cash Severance	—	350,000		1,190,000		—		—
	Continued Benefits	—	14,654		53,283		—		—
	Stock Option Acceleration	—	—		365,158		—		—
	Restricted Stock Vesting Acceleration	—	—		431,566		—		—

	TOTAL		364,654		2,040,007		—		—
Peter A. Smith	Cash Severance	—	350,000		1,257,450		—		—
	Continued Benefits	—	14,216		47,782		—		—
	Stock Option Acceleration	—	—		358,402		—		—
	Restricted Stock Vesting Acceleration	—	—		400,478		—		—

	TOTAL		364,216		2,064,112		—		—

(1)
The Cash Severance amount listed would be payable only if the Named Executive Officer is terminated as a result of the change in control, which would be considered an involuntary termination. The stock option acceleration benefit was calculated based on the difference between the fair market value of a share of Polypore common stock at January 3, 2015 ($46.40) and the strike price of the unvested options multiplied by the number of unvested stock options held by each executive.

(2)
In the case of death or disability, Mr. Toth, or his estate, is entitled to receive his pro-rated bonus assuming we have achieved our performance targets. Mr. Toth and his dependents are also entitled to continued medical benefits for up to 24 months. Amounts shown reflect the fact that Mr. Toth was employed until the last day of the fiscal year.

(3)
Amounts were translated into U.S. dollars using an exchange rate of $1.3296 per Euro, which was the average exchange rate during 2014. Mr. Sauer is to receive €261,881 in severance upon his termination by the Company. He will also receive €82,543 if he becomes disabled.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee consists of Messrs. Flynn, Graff, Kearney and Roberts. Since the beginning of the Company's last fiscal year, none of the members of the Compensation Committee is or has been an officer or employee of the Company, and no executive officer of the Company served or serves on the compensation committee or board of any company that employed or employs any member of the Company's Compensation Committee or the Board.

Non-Employee Director Compensation

        We pay our non-employee directors (the "Non-Employee Directors") an annual retainer fee of $40,000, plus meeting attendance fees of $2,500 for each regular Board meeting they attend in person; $1,000 for each regular Board meeting they attend by telephone; and $500 for each telephonic Board meeting they attend. In addition, we pay each of our Non-Employee Directors $5,000 per year for each Board committee for which they act as chair, except for the Audit Committee chair who receives $15,000. Except for the restricted stock award described below, such directors can choose to have their compensation paid in the form of either cash or stock.

        In 2014, our Non-Employee Directors received restricted stock awards of $60,000 each. The restricted stock will vest in equal one-third increments over a period of three years. We also may from time to time grant our Non-Employee Directors options to purchase shares of our common stock in amounts and upon terms to be determined by the Board. No such options were granted in 2014.

        Other than Non-Employee Directors, we do not compensate our directors for serving on the Board or any of its committees. We do, however, reimburse each member of the Board for out-of-pocket expenses incurred in connection with attending Board and Board committee meetings.

        The following table shows information regarding the compensation earned by our Non-Employee Directors during the fiscal year ended January 3, 2015. Mr. Toth did not receive compensation for his service as a director or as Chairman of the Board. Mr. Toth's compensation as an executive officer of the Company is fully reflected in the 2014 Summary Compensation Table above.

2014 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)	Total ($)
Michael Chesser	49,500	(2)	60,000	109,500
Charles L. Cooney	51,000	(3)	60,000	111,000
William Dries	56,000	(4)	60,000	116,000
Frederick C. Flynn, Jr.	66,000	(5)	60,000	126,000
Michael Graff	49,500	(6)	60,000	109,500
Christopher J. Kearney	51,000	(7)	60,000	111,000
David A. Roberts	56,000	(8)	60,000	116,000

(1)
Consists of awards of 1,716 shares of restricted stock granted to each Non-Employee Director on February 27, 2014 under the Polypore International, Inc. 2007 Stock Incentive Plan. The valuation of these shares was based on the grant date-fair value of the shares calculated pursuant to ASC 718. See Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for additional information about the 2007 Stock Incentive Plan. Non-employee directors have the following unvested stock awards outstanding as of January 3, 2015:

  •
  Michael Chesser: 3,106 shares

  •
  Charles L. Cooney: 3,397 shares

  •
  William Dries: 3,397 shares

  •
  Frederick C. Flynn, Jr.: 3,397 shares

  •
  Michael Graff: 3,397 shares

  •
  Christopher J. Kearney: 2,923 shares

  •
  David A. Roberts: 3,397 shares

(2)
Fees for Mr. Chesser consisted of $40,000 annual retainer and $9,500 in meeting attendance fees.

(3)
Fees for Professor Cooney consisted of $40,000 annual retainer and $11,000 in meeting attendance fees.

(4)
Fees for Mr. Dries consisted of $40,000 annual retainer, $5,000 Nominating and Governance Committee chair fee and $11,000 in meeting attendance fees.

(5)
Fees for Mr. Flynn consisted of $40,000 annual retainer, $15,000 Audit Committee chair fee and $11,000 in meeting attendance fees.

(6)
Fees for Mr. Graff consisted of $40,000 annual retainer and $9,500 meeting attendance fees.

(7)
Fees for Mr. Kearney consisted of $40,000 annual retainer and $11,000 meeting attendance fees.

(8)
Fees for Mr. Roberts consisted of $40,000 annual retainer, $5,000 Compensation Committee chair fee and $11,000 in meeting attendance fees.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table describes, as of April 2, 2015, the beneficial ownership of Polypore's common stock held by each member of the Board, each director, our Chief Executive Officer and the other executive officers named in the Summary Compensation Table in the "Executive Compensation" section of this Annual Report on Form 10-K (the "Named Executive Officers") and the members of the Board and executive officers as a group. Each person named in the table has sole voting and investment power with respect to all of the shares of common stock shown as beneficially owned by such person, except as otherwise set forth in the notes to the table.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Amos, Lynn	328,940	(1)	*
Chief Financial Officer, Treasurer and Secretary
Chesser, Michael	5,253		*
Director
Cooney, Charles L.	8,914		*
Director
Cowger, Christopher	36,206	(2)	*
President, Energy Storage—Electronics & EDVs
Dries, William	19,564		*
Director
Flynn, Frederick C., Jr.	18,962		*
Director
Graff, Michael	21,858	(3)	*
Lead Independent Director
Kearney, Christopher J.	5,704		*
Director
Roberts, David A.	7,493	(4)	*
Director
Sauer, Josef	268,766	(5)	*
President, Separations Media
Smith, Peter A.	34,208	(6)	*
President, Energy Storage—Transportation & Industrial
Toth, Robert B.	1,138,875	(7)	2.5%
President, Chief Executive Officer and Chairman of the Board
All Directors and Executive Officers (15 persons)	2,485,454		5.5%

*
Percentages less than one percent

(1)
Includes 291,859 shares of common stock subject to options, exercisable within 60 days of April 2, 2015.

(2)
Includes 13,892 shares of common stock subject to options, exercisable within 60 days of April 2, 2015.

(3)
Includes 2,892 shares of common stock held by certain trusts beneficially owned by Mr. Graff.

(4)
Includes 1,000 shares of common stock held indirectly by Mr. Roberts.

(5)
Includes 254,499 shares of common stock subject to options, exercisable within 60 days of April 2, 2015.

(6)
Includes 12,403 shares of common stock subject to options, exercisable within 60 days of April 2, 2015.

(7)
Includes 122,850 shares of common stock held by the Robert B. Toth Revocable Trust and 1,016,025 shares of common stock subject to options held by the Robert B. Toth Revocable Trust, exercisable within 60 days of April 2, 2015.

        The following table describes, as of April 2, 2015 (except as otherwise indicated), the persons known by us to be beneficial owners of more than five percent of Polypore's common stock. Each person named in the table has sole voting and investment power with respect to all of the shares of common stock shown as beneficially owned by such person, except as otherwise set forth in the notes to the table.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
PRIMECAP Management Company(1)	6,159,500	13.7
Capital Research Global Investors(2)	5,089,100	11.3
Fairpointe Capital LLC(3)	4,548,708	10.1
The Vanguard Group(4)	2,720,878	6.0
Capital International Investors(5)	2,626,778	5.8
Blackrock, Inc.(6)	2,482,366	5.5
Wasatch Advisors, Inc.(7)	2,439,459	5.4

(1)
PRIMECAP Management Company ("PRIMECAP") 225 South Lake Ave., #400, Pasadena, CA 91101, an investment advisor registered under the Investment Company Act, holds sole voting power over 4,513,200 shares of Polypore common stock and sole dispositive power over 6,159,500 shares of Polypore common stock.

  The information above is based on the Amendment 3 to Schedule 13G filed by PRIMECAP on February 13, 2015.

(2)
Capital Research Global Investors ("CRGI"), a division of Capital Research and Management Company ("CRMC"), 333 South Hope Street, Los Angeles, California 90071, reported on Schedule 13G/A filed by CRGI on February 13, 2015, that it is the beneficial owner of an aggregate of 5,089,100 shares of Polypore common stock as a result of CRMC acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act. CRGI has sole voting and dispositive power over the shares.

(3)
Fairpointe Capital, LLC ("Fairpointe"), 1. N. Franklin, Suite 3300, Chicago, IL 60606, an investment adviser registered under the Investment Company Act, reported on Schedule 13G/A filed by Fairpointe on February 4, 2015, that it is the beneficial owner of an aggregate of 4,548,708 shares of Polypore common stock. Fairpointe has sole power to vote 4,461,926 shares and sole power to dispose of 4,520,364 shares.

(4)
The Vanguard Group ("Vanguard"), 100 Vanguard Blvd., Malvern, Pennsylvania, 19355, is the beneficial owner of 2,720,878 shares of Polypore common stock, and has the sole power to vote 60,603 shares and the sole power to dispose of 2,664,175 shares. Vanguard has the shared power to dispose of 56,703 shares, together with Vanguard Fiduciary Trust Company, which is the beneficial owner of 56,703 shares of Polypore common stock and is a wholly owned subsidiary of Vanguard, and Vanguard Investments Australia, Ltd., which is the beneficial owner of 3,900 shares of Polypore common stock and is a wholly-owned subsidiary of Vanguard.

  The information above is based on Amendment 2 to Schedule 13G filed by Vanguard on February 11, 2015.

(5)
Capital International Investors ("CII"), a division of Capital Research and Management Company ("CRMC"), 333 South Hope Street, Los Angeles, California 90071, reported on Schedule 13G filed by CII on February 13, 2015, that it is the beneficial owner of an aggregate of 2,626,778 shares of Polypore common stock as a result of CRMC acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act. CII has the sole power to vote 2,178,818 and the sole power to dispose of 2,626,778 shares.

(6)
BlackRock, Inc. ("BlackRock"), 55 East 52nd Street, New York, New York 10022, is the parent company of BlackRock Advisors (UK) Limited, BlackRock Advisors, LLC, BlackRock Asset Management Canada, Limited, BlackRock Fund Advisors, BlackRock Fund Management Ireland Limited, BlackRock Institutional Trust Company, N.A., Investment Management (Australia) Limited, BlackRock Investment Management (UK) Ltd, and BlackRock Investment Management, LLC (collectively, the "BlackRock Subsidiaries"). BlackRock, through its control of the BlackRock Subsidiaries, has sole power to vote 2,383,292 shares and sole power to dispose of 2,482,366 shares owned by the funds.

  The information above is based on the Amendment 1 to Schedule 13G filed by BlackRock on February 2, 2015.

(7)
Wasatch Advisors, Inc., 505 Wakara Way, Salt Lake City, UT 84108, an investment advisor registered under the Investment Advisors Act, reported on Schedule 13G/A filed on February 17, 2015, the it is the beneficial owner of 2,439,459 shares of Polypore common stock and has the sole power to vote and dispose of all 2,439,459 shares.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Director Independence

        A majority of the members of the Board and the entirety of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee must be "independent" in accordance with the listing standards of the NYSE. Although there is no such requirement for the Executive Committee, the majority of the members of the Executive Committee are independent. The Board, on an annual basis, reviews the independence of all Board members, affirmatively makes a determination as to the independence of each Board member and discloses those determinations. For a Board member to be independent (each, an "Independent Director"), the Board must affirmatively determine that, in its business judgment, the Board member has no material relationship with the Company, except as a Board member. In making that determination, the Board adheres to the independence requirements of the NYSE. One of the factors considered by both the Nominating and Corporate Governance Committee and the Board in their recommendation or approval of director nominees is their potential status as an Independent Director. Board members or director nominees who are determined to be independent either meet or exceed the independence test of the NYSE rules, including the requirement that Independent Directors cannot have any material relationship (as described in the NYSE rules) with the Company other than as a director.

        In addition to the independence standards set forth above, members of the Audit Committee and Compensation Committee are subject to heightened standards of independence. All members of the Audit Committee must be "independent" as such term is defined under Rule 10A-3 of the Exchange Act. All members of the Compensation Committee must meet the independence requirements of Section 162(m) of the Code and Exchange Act Rule 16b-3.

        The Nominating and Corporate Governance Committee reviewed the applicable standards for Board member and Board committee member independence and our Director Qualification Standards. On the basis of this review, the Nominating and Corporate Governance Committee made recommendations to the full Board and the Board made its Board member, director nominee and committee member independence determinations based upon the Nominating and Corporate Governance Committee's recommendations and the supporting information.

        As a result of this review, the Board affirmatively determined that all of the members of the Board are Independent Directors except for Robert B. Toth. Mr. Toth is not an Independent Director because of his employment as Chief Executive Officer of the Company. All of the members of the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation Committee are Independent Directors.

Review of Related Person Transactions

        The Board has adopted a written Transactions with Related Persons Policy (the "Related Person Policy") that is administered by the Audit Committee. The Related Person Policy applies to any transaction or series of transactions in which the Company or a subsidiary is a participant, the amount involved will or may reasonably be expected to exceed $120,000 in any calendar year and a "related person" as defined by the SEC has a direct or indirect material interest, referred to in the Related Person Policy as an "interested transaction."

        Interested transactions are to be submitted to the Audit Committee for approval, ratification or other action at its next meeting or, in those instances in which senior management determines that it is not practicable or desirable to wait until the next Audit Committee meeting, to the Audit Committee chair, provided the transaction involves less than $1,000,000 in the aggregate. The Audit Committee or its chair, as applicable, may approve, based on good faith consideration of all the relevant facts and circumstances, only those related person transactions that are in, or not inconsistent with, the best interests of the Company and its stockholders. The Related Person Policy also provides for standing approval for certain categories of transactions such as transactions where all stockholders receive proportional benefits.

        The Related Person Policy provides that if advance approval of an interested transaction is not obtained, it must be promptly submitted to the Audit Committee for possible ratification, approval, amendment, termination or rescission.

Transactions with Related Persons

        Neither the Company nor any of its subsidiaries entered into any interested transactions since the beginning of the Company's last fiscal year, nor are there any currently proposed.

Indemnification

        We indemnify our directors and our elected officers to the fullest extent permitted by law so that they will be free from undue concern about personal liability in connection with their service to the Company. This is required under our Amended and Restated Certificate of Incorporation.

Corporate Governance Guidelines

        Our Corporate Governance Guidelines consist of a set of principles under which Polypore is governed. Since the Board is charged with ultimate governance of the Company, the guidelines principally address the Board's governance role and functions. These topics include:

  •
  Director qualifications;

  •
  Director responsibilities;

  •
  Director access to management and authority to select outside advisors;

  •
  Director compensation; and

  •
  Director orientation and continuing education.

        The Board periodically reviews our Corporate Governance Guidelines and, from time to time, revises them in response to changing regulatory requirements, evolving best practices and input from our stockholders and other constituents. Our Corporate Governance Guidelines are published on our website at http://investor.polypore.net/governance.cfm.

Polypore Corporate Governance Website

        In addition to our Corporate Governance Guidelines, other information relating to corporate governance at Polypore is available on our website, including information relating to:

  •
  The members of the Board;

  •
  Our Board committees, including their charters and current members;

  •
  Polypore's Code of Business Conduct and Ethics, as applicable to the Board, our officers, including our Chief Executive Officer and Chief Financial Officer, and all other employees of the Company and its subsidiaries;

  •
  How to communicate with members of the Board; and

  •
  Investor Frequently Asked Questions.

        We will provide copies of any of the foregoing information without charge upon written request to Polypore International, Inc., Investor Relations, 11430 N. Community House Road, Suite 350, Charlotte, North Carolina 28277-1591.

Committee Charters

        A copy of the charter of each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee is available on our website at http://investor.polypore.net/governance.cfm.

Communications with Directors

        Stockholders and other interested parties may communicate with the Chairman of the Board, the Lead Independent Director and any other member of the Board, including non-management directors and the members of our Board committees, on Board-related issues by directing the communication to such members or committees c/o Company Secretary, Polypore International, Inc., 11430 N. Community House Road, Suite 350, Charlotte, North Carolina 28277-1591.

        Relevant communications are distributed to the Board, or to any individual director or directors as appropriate, depending on the facts and circumstances outlined in the communication. In that regard, certain items that are unrelated to the duties and responsibilities of the Board will be excluded, such as:

  •
  Business solicitations or advertisements;

  •
  Junk mail and mass mailings;

  •
  New product suggestions;

  •
  Product complaints;

  •
  Product inquiries;

  •
  Resumes and other forms of job inquiries;

  •
  Surveys; and

  •
  Material that is unduly hostile, threatening, illegal or similarly unsuitable.

        In each case, any communication that is filtered out must be made available to any outside director upon request.

Item 14.    Principal Accountant Fees and Services

        The following table presents fees for all professional services rendered by KPMG LLP as our principal accountant for the fiscal year ended January 3, 2015 and Ernst & Young LLP as our principal accountant for the fiscal year ended December 28, 2013.

	2014	2013
Audit Fees(1)	$1,193,000	$1,297,000
Audit-Related Fees(2)	6,000	14,000
Tax Fees(3)	101,000	486,000
All Other Fees(4)	2,000	2,000

Total	$1,302,000	$1,799,000

(1)
"Audit Fees" represent the aggregate fees and out of pocket expenses for professional services rendered by our principal accountant for the audit of our annual financial statements included in our Annual Reports on Form 10-K, the review of financial statements included in our Quarterly Reports on Form 10-Q and any services normally provided by our principal accountant in connection with statutory and regulatory filings or engagements.

(2)
"Audit-Related Fees" represent the aggregate fees and out of pocket expenses for professional services rendered by our principal accountant for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported under "Audit Fees" above.

(3)
"Tax Fees" represent the aggregate fees and out of pocket expenses for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

(4)
"All Other Fees" represent the aggregate fees and out of pocket expenses for products and professional services provided by our principal accountant, other than services reported under "Audit Fees," "Audit-Related Fees" and "Tax Fees."

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

        Generally, before an independent registered public accountant is engaged by the Company to render audit or non-audit services, the engagement is approved by the Audit Committee. Any subsequent changes in audit, audit-related, tax or other services to be provided by the independent registered public accountant due to changes in scope of work, terms, conditions or fees of the engagement must be pre-approved by the Audit Committee. Requests or applications to provide services that require specific approval by the Audit Committee will be submitted to the Audit Committee by both the independent registered public accountant and the Chief Financial Officer of the Company and must be consistent with applicable SEC regulations regarding auditor independence.

        Prior to approving non-audit services, the Audit Committee considers whether those non-audit services are compatible with maintaining our principal independent registered public accounting firm's independence.

        During fiscal year 2014, all services were pre-approved by the Audit Committee in accordance with this policy and applicable SEC regulations.

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
21.1		Subsidiaries of Polypore International, Inc., previously filed
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm, previously filed
23.2		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, previously filed

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, previously filed
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, previously filed
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1
Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, previously furnished in accordance with Regulation S-K Item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference
32.2
Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, previously furnished in accordance with Regulation S-K Item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference
101	Interactive Data Files, previously submitted electronically

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYPORE INTERNATIONAL, INC.
By:	/s/ ROBERT B. TOTH Robert B. Toth President and Chief Executive Officer

Date: April 6, 2015