Form 10-Q
period 2015-04-04
Polypore International, Inc.
filed 2015-05-08
CIK 1292556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 4, 2015
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

There were 45,008,249 shares of the registrant’s common stock outstanding as of April 30, 2015.

Polypore International, Inc.
Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended April 4, 2015

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

These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Many factors mentioned in our discussion in this Quarterly Report on Form 10-Q, including the risks outlined under the caption entitled “Risk Factors” in our most recent Annual Report on Form 10-K and subsequent reports filed with the SEC, will be important in determining future results. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including with respect to Polypore International, the following, among other things:

•the ability to consummate the proposed transactions with 3M Company ("3M") and Asahi Kasei Corporation
("Asahi Kasei");
•the highly competitive nature of the markets in which we sell our products;
•the failure to continue to develop innovative products;
•the loss of our customers;
•the vertical integration by our customers of the production of our products into their own manufacturing processes;
•increases in prices for raw materials or the loss of key supplier contracts;
•our substantial indebtedness;
•interest rate risk related to our variable-rate indebtedness;
•our inability to generate cash;
•restrictions contained in our senior secured credit agreement;
•employee slowdowns, strikes or similar actions;
•product liability claims exposure;
•risks in connection with our operations outside the United States, including compliance with applicable anti-
corruption laws;
•the incurrence of substantial costs to comply with, or as a result of violations of, or liabilities under environmental laws;
•the failure to protect our intellectual property;
•the loss of senior management;
•the incurrence of additional debt, contingent liabilities and expenses in connection with future acquisitions;
•the failure to effectively integrate newly acquired operations;
•lithium market demand not materializing as anticipated;
•the absence of expected returns from the intangible assets we have recorded;
•natural disasters, epidemics, terrorist acts and other events beyond our control; and
•cyber risk and failure to maintain the integrity of our information technology networks and systems.

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Polypore International, Inc.
Condensed consolidated balance sheets

	April 4, 2015
(in thousands, except share data)	(unaudited)	January 3, 2015*
Assets
Current assets:
Cash and cash equivalents	$43,180	$44,458
Accounts receivable, net	112,222	121,755
Inventories	104,756	101,176
Prepaid and other	17,395	16,673
Total current assets	277,553	284,062
Property, plant and equipment, net	544,763	558,235
Goodwill	444,512	444,512
Intangibles and loan acquisition costs, net	74,463	78,303
Other	10,014	10,180
Total assets	$1,351,305	$1,375,292
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$24,595	$24,358
Accrued liabilities	48,100	52,697
Income taxes payable	5,388	2,310
Current portion of debt	25,000	25,000
Total current liabilities	103,083	104,365
Debt, less current portion	456,250	462,500
Pension obligations, less current portion	110,308	121,038
Deferred income taxes	37,193	40,319
Other	32,475	29,736
Commitments and contingencies		—
Shareholders’ equity:
Preferred stock - 15,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value - 200,000,000 shares authorized, 47,507,177 issued and 45,006,582 outstanding at April 4, 2015 and 47,330,740 issued and 44,859,492 outstanding at January 3, 2015	475	473
Paid-in capital	603,215	600,418
Retained earnings	185,672	171,287
Accumulated other comprehensive loss	(82,470)	(61,308)
Treasury stock, at cost - 2,500,595 shares at April 4, 2015 and 2,471,248 shares at January 3, 2015	(102,728)	(100,998)
Total Polypore International, Inc. shareholders’ equity	604,164	609,872
Noncontrolling interest	7,832	7,462
Total shareholders’ equity	611,996	617,334
Total liabilities and shareholders’ equity	$1,351,305	$1,375,292

* Derived from audited consolidated financial statements

See notes to condensed consolidated financial statements

Polypore International, Inc.
Condensed consolidated statements of income
(unaudited)

	Three Months Ended
(in thousands, except per share data)	April 4, 2015	March 29, 2014
Net sales	$137,908	$161,002
Cost of goods sold	88,652	102,486
Gross profit	49,256	58,516
Selling, general and administrative expenses	33,341	36,156
Operating income	15,915	22,360
Other (income) expense:
Interest expense, net	3,171	9,620
Foreign currency and other	(10,440)	598
Integrated sale transactions expenses	2,954	—
	(4,315)	10,218
Income before income taxes	20,230	12,142
Income taxes	5,530	3,400
Net income	14,700	8,742
Net income attributable to noncontrolling interest	315	345
Net income attributable to Polypore International, Inc.	$14,385	$8,397

Net income attributable to Polypore International, Inc. per share:
Basic	$0.32	$0.19
Diluted	$0.32	$0.18

Weighted average shares outstanding:
Basic	44,719,614	44,884,728
Diluted	45,377,615	45,423,573

See notes to condensed consolidated financial statements

Polypore International, Inc.
Condensed consolidated statements of comprehensive income (loss)
(unaudited)

	Three Months Ended
(in thousands)	April 4, 2015	March 29, 2014
Net income	$14,700	$8,742
Other comprehensive income (loss):
Foreign currency translation adjustment	(18,864)	660
Change in net actuarial loss and prior service credit	567	22
Unrealized loss on interest rate swap	(4,134)	—
Income taxes related to other comprehensive income (loss)	1,324	172
Other comprehensive income (loss)	(21,107)	854
Comprehensive income (loss)	(6,407)	9,596
Comprehensive income attributable to noncontrolling interest	370	277
Comprehensive income (loss) attributable to Polypore International, Inc.	$(6,777)	$9,319

See notes to condensed consolidated financial statements

Polypore International, Inc.
Condensed consolidated statements of cash flows
(unaudited)

	Three Months Ended
(in thousands)	April 4, 2015	March 29, 2014
Operating activities:
Net income	$14,700	$8,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	10,397	10,941
Amortization expense	2,797	2,786
Amortization of loan acquisition costs	349	618
Stock-based compensation	2,799	5,377
Deferred income taxes	(1,867)	(1,728)
Foreign currency (gain) loss	(7,109)	896
Changes in operating assets and liabilities:
Accounts receivable	5,850	364
Inventories	(7,295)	399
Prepaid and other current assets	(784)	1,868
Accounts payable and accrued liabilities	(3,134)	(7,741)
Income taxes payable	2,860	1,187
Other, net	1,205	574
Net cash provided by operating activities	20,768	24,283
Investing activities:
Purchases of property, plant and equipment, net	(10,279)	(3,748)
Net cash used in investing activities	(10,279)	(3,748)
Financing activities:
Principal payments on debt	(6,250)	(7,500)
Proceeds from revolving credit facility	30,000	—
Payments on revolving credit facility	(30,000)	—
Repurchases of common stock	(1,730)	(282)
Proceeds from stock option exercises	—	619
Net cash used in financing activities	(7,980)	(7,163)
Effect of exchange rate changes on cash and cash equivalents	(3,787)	646
Net increase (decrease) in cash and cash equivalents	(1,278)	14,018
Cash and cash equivalents at beginning of period	44,458	163,423
Cash and cash equivalents at end of period	$43,180	$177,441

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries after elimination of intercompany accounts and transactions.  The unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, the unaudited condensed consolidated financial statements and notes do not contain certain information included in the Company’s annual financial statements. In the opinion of management, all normal and recurring adjustments that are necessary for a fair presentation have been made. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015. Operating results for the three months ended April 4, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2016.

2.          Integrated Sale Transactions

On February 23, 2015, the Company entered into integrated transactions with 3M Company (“3M”), Asahi Kasei Corporation (“Asahi Kasei”) and ESM Holdings Corporation (“ESM”), an affiliate of Asahi Kasei, pursuant to which the Company will sell its separations media business to 3M and, immediately thereafter, will be merged with ESM. In connection with the integrated transactions, at the time of the merger, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive $60.50 in cash without interest (the “Merger Consideration”), payable to the holder of such share. Each option to purchase shares of the Company’s common stock and each restricted share of the Company's common stock that is outstanding immediately prior to the effective time of the merger will immediately accelerate and vest and be cancelled and converted into the right to receive a payment in cash. The integrated transactions are subject to customary closing conditions, including regulatory and stockholder approval. There are no assurances that the proposed integrated transactions will be consummated on any given timetable, or at all.

3.             Recent Accounting Pronouncements

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

In April 2015, the FASB issued ASU No. 2015-04, Compensation - Retirement Benefits, which provides a practical expedient for employers with fiscal year-ends that do not fall on a calendar month-end by permitting those employers to measure defined benefit plan assets and obligations as of the month-end that is closest to the entity's fiscal year-end. The new standard is effective for the Company on January 3, 2016; however, early adoption is permitted. Adoption of the standard is not expected to have an impact on the Company's consolidated financial statements.

Polypore International, Inc.
Notes to condensed consolidated financial statements
(unaudited)

4.             Inventories

Inventories are carried at the lower of cost or market using the first-in, first-out method of accounting and consist of:

(in thousands)	April 4, 2015	January 3, 2015
Raw materials	$33,344	$35,700
Work-in-process	13,280	11,846
Finished goods	58,132	53,630
	$104,756	$101,176

5.             Debt

Debt consists of:

(in thousands)	April 4, 2015	January 3, 2015
Senior credit agreement:
Revolving credit facility	$—	$—
Term loan facility	481,250	487,500
	481,250	487,500
Less current portion	25,000	25,000
Long-term debt	$456,250	$462,500

On April 8, 2014, the Company entered into a new senior secured credit agreement that provides for a $150,000,000 revolving credit facility and a $500,000,000 term loan facility. At that date, the Company used cash on hand, proceeds from the initial draw of $100,000,000 under the new term loan facility and borrowings of $33,000,000 under the new revolving credit facility to pay all outstanding principal and interest under the previous senior secured credit agreement and loan acquisition costs. The Company incurred loan acquisition costs of approximately $4,080,000, of which $3,944,000 was capitalized and will be amortized over the life of the new credit agreement. During the three months ended June 28, 2014, the Company wrote off unamortized loan acquisition costs of $1,012,000 associated with the previous credit agreement.

On May 8, 2014, the Company borrowed the remaining $400,000,000 available under the new term loan facility and used the proceeds to purchase and retire all of the previously outstanding 7.5% senior notes. The total purchase price for the notes was $385,542,000, consisting of principal of $365,000,000, redemption premiums of $20,531,000 and other expenses associated with the transaction. During the three months ended June 28, 2014, the Company incurred a $24,937,000 charge to income during the second quarter of 2014, comprised of the redemption premiums, write-off of unamortized loan acquisition costs of $4,395,000 and other expenses associated with the purchase.

The Company's domestic subsidiaries guarantee indebtedness under the credit agreement. Substantially all assets of the Company and its domestic subsidiaries and a first priority pledge of 65% of the voting capital stock of its foreign subsidiaries secure indebtedness under the credit agreement. Interest rates under the credit agreement are equal to, at the Company’s option, either an alternate base rate or the Eurodollar base rate, plus a specified margin. The Company’s ability to pay dividends on its common stock is limited under the terms of the credit agreement. The Company is also subject to certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio, all of which the Company was in compliance with as of April 4, 2015. The revolving credit facility and term loan facility mature in April 2019.

At April 4, 2015, the Company had no amounts outstanding and $150,000,000 available for borrowing under the revolving credit facility.

Polypore International, Inc.
Notes to condensed consolidated financial statements
(unaudited)

6.             Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, long-term debt and an interest rate swap. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates the fair value due to the short-term maturities of these assets and liabilities. The carrying value of borrowings under the senior credit agreement approximates fair value because the interest rates adjust to market interest rates. See Note 7 for the fair value of the interest rate swap.

7.             Derivative Instruments and Hedging Activities

In August 2014, the Company entered into a forward-starting interest rate swap to pay a fixed interest rate of 1.9% and receive one-month LIBOR on a notional amount of $250,000,000 from its effective date of July 31, 2015 through its expiration on April 8, 2019. The Company’s principal objective is to reduce significant, unanticipated earnings fluctuations and cash flow variability that may arise from volatility in interest rates. The interest rate swap economically converts a portion of the Company’s LIBOR-based, variable rate debt into fixed rate debt. Under the contract, the Company agrees with a counterparty to exchange, at specified intervals, the difference between floating and fixed rate interest payments on the notional amount. The Company’s interest rate swap is governed by a standard International Swaps and Derivatives Association master agreement.

The interest rate swap has been designated as a cash flow hedge and is recorded at fair value in the consolidated balance sheet with changes in fair value, net of income taxes, recorded to shareholders’ equity in “Accumulated other comprehensive loss.” The fair value of the interest rate swap is derived from a discounted cash flow analysis based on the terms of the contract and the observable market interest rate curve (level two inputs in the fair value hierarchy), taking into consideration the risk of nonperformance, including counterparty credit risk. The interest rate swap is recorded in the condensed consolidated balance sheets as follows:

(in thousands)	Balance Sheet Location	April 4, 2015	January 3, 2015
Interest rate swap (current portion)	Accrued liabilities	$2,489	$1,414
Interest rate swap (non-current portion)	Other liabilities	3,910	851
Total fair value of interest rate swap		$6,399	$2,265

For the three months ended April 4, 2015, cash flow hedge activity, net of income taxes, was included in "Accumulated other comprehensive loss" as follows:

(in thousands)
Beginning balance	$(1,439)
Hedging loss before reclassifications	(2,628)
Amount reclassified into earnings	—
Other comprehensive loss	(2,628)
Ending balance	$(4,067)

No derivative gains or losses, including those related to either ineffectiveness or to amounts excluded from effectiveness testing, were recognized in earnings during the periods presented. The estimated loss, net of income taxes, expected to be reclassified out of “Accumulated other comprehensive loss” into earnings during the next twelve months is approximately $1,582,000.

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
(unaudited)

9.             Pension Plans

The Company and its subsidiaries sponsor multiple defined benefit pension plans based in subsidiaries located outside of the United States. The following table provides the components of net periodic benefit cost:

	Three Months Ended
(in thousands)	April 4, 2015	March 29, 2014
Service cost	$620	$524
Interest cost	659	1,080
Expected return on plan assets	(82)	(109)
Amortization of prior service credit	(26)	(32)
Recognized net actuarial loss	591	269
Net periodic benefit cost	$1,762	$1,732

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

In connection with the acquisition of Membrana GmbH (“Membrana”) in 2002, the Company recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for the Company to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve were included in the allocation of purchase price at the date of acquisition. The environmental reserve for the Membrana facility, which is denominated in euros, was $828,000 and $917,000 at April 4, 2015 and January 3, 2015, respectively. The Company anticipates the expenditures associated with the reserve will be made in the next twelve months. The reserve is included in “Accrued liabilities” in the accompanying condensed consolidated balance sheets.

11.          Related Party Transactions

The Company’s German subsidiary has a 33% equity investment in a patent and trademark service provider and a 25% equity investment in a research company. The investments are accounted for under the equity method of accounting and were $669,000 and $593,000 at April 4, 2015 and January 3, 2015, respectively. Charges from the affiliates for work performed were $395,000 and $357,000 for the three months ended April 4, 2015 and March 29, 2014, respectively. Amounts due to the affiliates were $211,000 and $223,000 at April 4, 2015 and January 3, 2015, respectively.

12.          Noncontrolling Interest

In 2010, the Company formed a joint venture with Camel Group Co., Ltd. (“Camel”), a leading battery manufacturer in China, to produce lead-acid battery separators primarily for Camel’s use. The joint venture, Daramic Xiangyang Battery Separator Co., Ltd. (“Daramic Xiangyang”), is located at Camel’s facility and owned 65% by the Company and 35% by Camel.

Daramic Xiangyang has notes payable to Camel and the Company for the purchase of certain assets. The notes payable and related interest will be paid by Daramic Xiangyang using available free cash flow, as defined in the joint venture agreement. The note payable to Camel had a principal balance of $10,348,000 at April 4, 2015 and January 3, 2015 and is included in

Polypore International, Inc.
Notes to condensed consolidated financial statements
(unaudited)

“Other” non-current liabilities in the accompanying condensed consolidated balance sheets. The note payable to the Company eliminates in consolidation.

13.          Stock-Based Compensation Plans

The Company offers stock-based compensation plans to attract, retain, motivate and reward key officers, non-employee directors and employees. Stock-based compensation expense was $2,799,000 and $5,377,000 for the three months ended April 4, 2015 and March 29, 2014, respectively. The income tax benefit related to stock-based compensation expense was $1,000,000 and $1,920,000 for the three months ended April 4, 2015 and March 29, 2014, respectively. Stock-based compensation expense includes costs associated with stock options and restricted stock and is classified as “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of income.

The 2007 Stock Incentive Plan (“2007 Plan”) allows for the grant of stock options, restricted stock and other instruments for up to a total of 6,251,963 shares of common stock. On March 10, 2015, the Company granted 176,437 shares of restricted stock under the 2007 Plan with an aggregate grant-date fair value of $10,447,000, to be recognized over a three-year vesting period.

The Company repurchased shares of common stock to satisfy certain employees' statutory withholding tax liabilities for $1,730,000 and $282,000 during the three months ended April 4, 2015 and March 29, 2014, respectively.

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

The energy storage business produces and markets membranes that provide the critical function of separating the cathode and anode in a variety of battery markets and is comprised of the following reportable segments:

•Electronics and EDVs — produces and markets membranes for lithium batteries that are used in portable electronic devices, cordless power tools, electric drive vehicles (“EDVs”) and energy storage systems
(“ESS”).

•Transportation and industrial — produces and markets membranes for lead-acid batteries that are used in automobiles, other motor vehicles, forklifts and uninterruptible power supply systems.

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

Financial information relating to the reportable segments is presented below:

Polypore International, Inc.
Notes to condensed consolidated financial statements
(unaudited)

	Three Months Ended
(in thousands)	April 4, 2015	March 29, 2014
Net sales to external customers (by major product group):
Electronics and EDVs	$20,657	$30,072
Transportation and industrial	69,312	79,101
Energy storage	89,969	109,173
Healthcare	28,550	32,157
Filtration and specialty	19,389	19,672
Separations media	47,939	51,829
Net sales	$137,908	$161,002
Segment operating income:
Electronics and EDVs	$(1,938)	$3,061
Transportation and industrial	14,605	16,966
Energy storage	12,667	20,027
Separations media	16,479	17,757
Corporate and other	(8,989)	(8,434)
Segment operating income	20,157	29,350
Stock-based compensation	2,799	5,377
Non-recurring and other costs	1,443	1,613
Total operating income	15,915	22,360
Reconciling items:
Interest expense, net	3,171	9,620
Foreign currency and other	(10,440)	598
Integrated sale transactions expenses	2,954	—
Income before income taxes	$20,230	$12,142

Depreciation and amortization:
Electronics and EDVs	$4,277	$4,324
Transportation and industrial	2,913	2,850
Energy storage	7,190	7,174
Separations media	3,166	3,716
Corporate and other	2,838	2,837
	$13,194	$13,727

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

The following discussion includes financial information prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), as well as segment operating income, which is considered a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of financial performance that excludes amounts that are included in the most directly comparable measure calculated and presented in accordance with U.S. GAAP. The presentation of segment operating income is intended to supplement investors’ understanding of our operating performance and is not intended to replace net income as determined in accordance with U.S. GAAP. Segment operating income is defined as operating income before stock-based compensation and certain non-recurring and other costs and is used by management to evaluate business segment performance and allocate resources. See Note 14, “Segment Information,” in the accompanying condensed consolidated financial statements for a reconciliation of segment operating income to income before income taxes.

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

On February 23, 2015, we entered into integrated transactions with 3M Company (“3M”), Asahi Kasei Corporation (“Asahi Kasei”) and ESM Holdings Corporation (“ESM”), an affiliate of Asahi Kasei, pursuant to which we will sell our separations media business to 3M and, immediately thereafter, will be merged with ESM. In connection with the integrated transactions, at the time of the merger, each share of our common stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive $60.50 in cash without interest (the “Merger Consideration”), payable to the holder of such share. Each option to purchase shares of our common stock that is outstanding immediately prior to the effective time of the merger will immediately accelerate and vest and be cancelled and converted into the right to receive a payment in cash of an amount, subject to the amount of any required tax withholding, equal to the product of the total number of shares of our common stock subject to such cancelled option and the excess, if any, of the Merger Consideration over the applicable exercise price of the option; provided that any such option with respect to which the exercise price per share subject to the option is equal to or greater than the Merger Consideration shall be cancelled in exchange for no consideration. Each restricted share of our common stock that is outstanding immediately prior to the effective time of the merger will immediately accelerate and vest and be cancelled and converted into the right to receive a payment in cash of an amount, subject to the amount of any tax withholding, equal to the Merger Consideration, without interest, treating such restricted share in the same manner as the other shares of our common stock. The integrated transactions are subject to customary closing conditions, including regulatory and stockholder approval. The Company's stockholders will vote on adoption of the merger agreement at a special meeting to be held on May 12, 2015. There are no assurances that the proposed integrated transactions will be consummated on any given timetable, or at all.

Energy Storage

In the energy storage business, our membrane separators are a critical functional component in lithium batteries, which are primarily used in consumer electronics and EDV applications, and lead-acid batteries, which are used globally in transportation and numerous industrial applications. We believe that the long-term growth drivers for the energy storage business — growth in Asia, demand for consumer electronics, and growing demand for EDVs — are positive. The energy storage business is comprised of two reportable segments.

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

Interest in and usage of our patent-protected ceramic coating technology is growing in both EDV and consumer electronics applications. We believe that this technology has value for current and future customers, and we have enforced and intend to continue to enforce our intellectual property rights around this and other patent-protected technology. In December 2013, we signed a technology licensing agreement with Sumitomo Chemical Co., Ltd. (“Sumitomo”), which provides for an annual technology licensing fee. In January 2014, we filed a complaint against LG Chem. Ltd. (“LG”) alleging infringement of our patent covering ceramic coating technology. In July 2014, the United States District Court for the Western District of North Carolina granted a motion for a preliminary injunction against LG relating to patent infringement of our ceramic coating technology, although the court has stayed enforcement of the injunction pending appeal.  We believe that the long-term supply agreements, the licensing agreement with Sumitomo and the preliminary injunction against LG confirm our ability to provide certainty of supply for high-growth applications like EDVs and ESS and the value of our technology and intellectual property.

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

Critical accounting policies

Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations, and that require the use of complex and subjective estimates based on past experience and management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. These policies are critical to the understanding of our operating results and financial condition and include policies related to the impairment of goodwill, pension benefits, repairs and maintenance and stock-based compensation. For a discussion of each of these policies, please see the discussion entitled “Critical accounting policies” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended January 3, 2015.

Results of operations

The following table sets forth, for the periods indicated, certain operating data in amount and as a percentage of net sales:

	Three Months Ended		Percentage of Net Sales Three Months Ended
($’s in millions)	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Net sales	$137.9	$161.0	100.0%	100.0%

Gross profit	49.3	58.5	35.7	36.3
Selling, general and administrative expenses	33.4	36.1	24.2	22.4
Operating income	15.9	22.4	11.5	13.9
Interest expense, net	3.2	9.6	2.3	6.0
Integrated sale transactions expenses	3.0	—	2.2	—
Foreign currency and other	(10.5)	0.7	(7.6)	0.4
Income before income taxes	20.2	12.1	14.6	7.5
Income taxes	5.5	3.4	3.9	2.1
Net income	$14.7	$8.7	10.7%	5.4%

Comparison of the three months ended April 4, 2015 with the three months ended March 29, 2014

Net sales.  Net sales for the three months ended April 4, 2015 were $137.9 million, a decrease of $23.1 million, or 14.3%, from the same period in the prior year. The decrease was due to lower sales in the electronics and EDVs and transportation and industrial segments, as well as the negative impact of foreign currency translation of $12.2 million. See “Financial reporting segments” below for more information.

Gross profit.  Gross profit for the three months ended April 4, 2015 was $49.3 million, a decrease of $9.2 million from the same period in the prior year due to lower sales in the electronics and EDVs and transportation and industrial segments. Gross profit as a percent of net sales was 35.7%, as compared to 36.3% in the same period of the prior year. See “Financial reporting segments” below for more information.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the three months ended April 4, 2015 were $33.4 million, a decrease of $2.7 million from the same period in the prior year primarily due to a $2.6 million decrease in stock-based compensation expense. Selling, general and administrative expenses were 24.2% of net sales, as compared to 22.4% for the same period in the prior year.

Segment operating income.  Segment operating income, which excludes stock-based compensation and certain non-recurring and other costs, was $20.2 million, a decrease of $9.2 million from the same period in the prior year. Segment operating income as a percent of net sales was 14.6%, as compared to 18.3% for the same period in the prior year. The decrease in segment operating income and segment operating income as a percent of net sales was due to lower sales in the electronics and EDVs and transportation and industrial segments. See “Financial reporting segments” below for more information.

Interest expense.  Interest expense for the three months ended April 4, 2015 was $3.2 million, a decrease of $6.4 million from the same period in the prior year. The decrease was the result of the debt reduction and refinancing transactions that were completed during the second quarter of 2014.

Integrated sale transactions expenses. Integrated sale transactions expenses, consisting of incremental costs directly attributable to the sale transactions, were $3.0 million for the three months ended April 4, 2015.

Foreign currency and other. Foreign currency and other of $10.5 million for the three months ended April 4, 2015 primarily consists of unrealized foreign currency gains related to euro-denominated intercompany notes.

Income taxes.  The income tax provision for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis.  Income taxes recorded in the financial statements differ from the federal statutory income tax rate and fluctuate between years due to a variety of factors, including the mix of income between U.S. and foreign jurisdictions taxed at varying rates and changes in estimates of permanent differences and valuation allowances. The applicable statutory income tax rates in the jurisdictions in which we operate range from 0% to 39%.

The effect of these items on our effective tax rate is quantified as follows:

	Three Months Ended
	April 4, 2015	March 29, 2014
U.S. federal statutory rate	35.0%	35.0%
Mix of income in taxing jurisdictions	(7.5)	(8.1)
Other	(0.2)	1.1
Total effective tax rate	27.3%	28.0%

Financial reporting segments

Electronics and EDVs

Comparison of the three months ended April 4, 2015 with the three months ended March 29, 2014

Net sales.  Net sales for the three months ended April 4, 2015 were $20.7 million, a decrease of $9.4 million, or 31.2%, from the same period in the prior year due primarily to lower sales volumes into EDV applications. Sales volumes into EDV applications decreased due to order timing, including customer inventory adjustments around their fiscal year-ends, and weak demand for certain EDV models. In addition, one large EDV customer placed fewer orders and took lower volume than it had previously forecast in, what we believe was, an attempt to renegotiate better terms. However, this customer is under a long-term supply agreement with guaranteed purchase requirements, and we expect sales to this customer to increase during the remainder of the year in accordance with the customer's contractual obligations. EDV applications represent our most significant growth opportunity, and the long-term outlook continues to be positive, given that we are qualified on more than seventy-five EDV models and have field-proven products, significant production capacity already in place, technical advantages, low-cost manufacturing capabilities and intellectual property around ceramic coatings for lithium battery separators.

Segment operating income.  Segment operating loss was $1.9 million, compared to segment operating income of $3.1 million for the same period in the prior year. The segment operating loss was due to lower sales volumes. The key drivers of segment operating income and segment operating income as a percent of net sales are sales and the amount of fixed costs relative to sales. Because of the decrease in sales with no significant change in fixed costs, segment operating income and segment operating income as a percent of net sales decreased.

Transportation and Industrial

Comparison of the three months ended April 4, 2015 with the three months ended March 29, 2014

Net sales.  Net sales for the three months ended April 4, 2015 were $69.3 million, a decrease of $9.8 million, or 12.4%, from the same period in the prior year, due to lower sales in all regions, particularly in Asia where sales were impacted by mild weather in India, which temporarily delayed inverter battery production and demand; an increase in lead prices in China, which resulted in a short-term reduction in lead-acid battery production; and the negative impact of foreign currency translation of $4.6 million.

Segment operating income.  Segment operating income was $14.6 million, a decrease of $2.4 million from the same period in the prior year. The decrease in segment operating income was due to lower sales volumes. Segment operating income as a percent of net sales was 21.1%, consistent with the same period in the prior year.

Separations Media

Comparison of the three months ended April 4, 2015 with the three months ended March 29, 2014

Net sales.  Net sales for the three months ended April 4, 2015 were $47.9 million, a decrease of $3.9 million, or 7.5%, from the same period in the prior year, with higher sales in both healthcare and filtration and specialty products more than offset by the negative impact of foreign currency translation of $7.6 million.

Segment operating income.  Segment operating income was $16.5 million, a decrease of $1.2 million from the same period in the prior year due to lower sales.  Segment operating income as a percent of net sales was 34.4%, consistent with the same period in the prior year.  Segment operating income margins can fluctuate between quarters due to production timing and mix, but are expected to be relatively consistent to the prior year on an annual basis.

Corporate and other costs

Corporate and other costs include costs associated with the corporate office and other costs that are not allocated to the reportable segments for segment reporting purposes, including amortization of identified intangible assets and performance-based incentive compensation.

Comparison of the three months ended April 4, 2015 with the three months ended March 29, 2014

Corporate and other costs for the three months ended April 4, 2015 were $9.0 million, an increase of $0.6 million from the same period in the prior year.

Foreign operations

As of April 4, 2015, we manufactured our products at 15 strategically located facilities in the U.S., Europe and Asia. Net sales from foreign locations were $87.8 million (63.7% of consolidated sales) and $103.5 million (64.3% of consolidated sales) for the three months ended April 4, 2015 and March 29, 2014, respectively. In the electronics and EDVs segment, we primarily produce in the U.S. for customers located in Asia. The majority of sales from foreign production facilities are attributable to the transportation and industrial and separations media segments. In the transportation and industrial segment, we have production facilities in the U.S., Europe and Asia and generally produce in the same geographic region that we sell, though we do export some production from U.S. and European facilities to meet growing demand in Asia. In the separations media segment, the majority of production is at our manufacturing facility in Germany and sales are made to customers worldwide. Operating results generated by production facilities within business segments were not significantly impacted by differences in economic, regulatory, geographic or other competitive factors.

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

Liquidity and capital resources

Cash and cash equivalents decreased by $1.3 million during the three months ended April 4, 2015, as we used cash on hand and cash generated from operations to fund capital expenditures and make scheduled principal payments under our senior credit agreement.

Operating activities.  Net cash provided by operating activities was $20.8 million in the three months ended April 4, 2015, driven by cash generated from operations of $22.1 million, partially offset by changes in operating assets and liabilities. Accounts receivable decreased from fiscal 2014 year-end due to lower sales, while days sales outstanding increased due to the timing of sales and cash receipts. We have not experienced significant changes in accounts receivable aging or customer payment terms and believe that we have adequately provided for potential bad debts. Inventory increased from prior year-end, and days in ending inventory increased by approximately 24%, as compared to the fourth quarter of 2014.  Inventory levels are impacted by production schedules and expected future customer demand, which is based on a number of factors, including discussions with customers, customer forecasts and industry and economic trends. Inventory is generally not subject to obsolescence and does not have a shelf life, and we do not believe there is a significant risk of inventory impairment.  Accounts payable and accrued liabilities together decreased primarily due to lower accrued interest as a result of our debt reduction and refinancing transactions that were completed during the second quarter of 2014, as well as the timing of payments.

Investing activities.  Capital expenditures were $10.3 million and $3.7 million in the three months ended April 4, 2015 and March 29, 2014, respectively. We currently estimate capital expenditures for fiscal 2015 to be approximately $85.0 million. As of April 4, 2015, we had $151.6 million of construction in progress, primarily related to capacity expansions in the electronics and EDVs segment, portions of which will be completed, qualified and ramped up over time as market demand develops.

Financing activities.   During the three months ended April 4, 2015, financing activities primarily consisted of scheduled principal payments of $6.3 million under our new term loan facility.

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

We intend to fund our ongoing operations with cash on hand, cash generated by operations and borrowings under our senior credit agreement. As of April 4, 2015, approximately 75.8% of our cash and cash equivalents were held by foreign subsidiaries. There were no significant restrictions on our ability to transfer funds with and among subsidiaries. Taxes have been provided on earnings distributed and expected to be distributed by the Company's foreign subsidiaries. All other foreign earnings are undistributed and considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state taxes have been provided thereon. Our current operating plans do not demonstrate a need to repatriate additional foreign earnings to fund our U.S. operations. However, if we decided to repatriate additional cash held by our foreign subsidiaries, we would be required to accrue and pay any applicable U.S. and local taxes to repatriate these funds.

Our senior credit agreement provides for a $150.0 million revolving credit facility and a $500.0 million term loan facility and matures in April 2019. At April 4, 2015, we had no amounts outstanding and $150.0 million available for borrowing under the revolving credit facility. Interest rates under the new senior credit agreement are equal to, at our option, either an alternate base rate or the Eurodollar base rate, plus a specified margin. At April 4, 2015, the interest rate on borrowings under the new senior credit agreement was 2.18%.

Under the senior credit agreement, we are subject to a maximum ratio of indebtedness to adjusted EBITDA and a minimum ratio of adjusted EBITDA to cash interest expense. Adjusted EBITDA, as defined under our senior credit agreement, was as follows:

(in millions)	Twelve months ended April 4, 2015
Income from continuing operations attributable to Polypore International, Inc.	$40.6
Add/Subtract:
Depreciation and amortization expense	54.7
Interest expense, net	15.6
Income taxes	11.8
Stock-based compensation	19.2
Integrated sale transactions expenses	3.0
Costs related to purchase of 7.5% senior notes	24.9
Write-off of loan acquisition costs and other expenses associated with refinancing of senior credit agreement	1.1
Foreign currency gain	(19.8)
Litigation costs associated with patent enforcement	8.3
Loss on disposal of property, plant and equipment	0.3
Other non-cash or non-recurring items	(1.9)
Adjusted EBITDA	$157.8

As of April 4, 2015, the calculation of the leverage ratio, as defined under the senior credit agreement, was as follows:

(in millions)	Twelve months ended April 4, 2015
Indebtedness (1)	$438.1
Adjusted EBITDA	$157.8
Actual leverage ratio	2.78x
Required maximum leverage ratio	4.25x

(1)         Calculated as the sum of outstanding borrowings under the senior credit agreement, less cash on hand (not to exceed
$50.0 million).

As of April 4, 2015, the calculation of the interest coverage ratio, as defined under the senior credit agreement, was as follows:

(in millions)	Twelve months ended April 4, 2015
Adjusted EBITDA	$157.8
Interest expense, net (1)	$11.8
Actual interest coverage ratio	13.33x
Required minimum interest coverage ratio	3.00x

(1)         Calculated as cash interest expense, as defined under the senior credit agreement, for the twelve months ended April 4,
2015.

Our senior credit agreement contains certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances, and other matters customarily restricted in such agreements. The agreement also contains certain customary events of default, subject to grace periods, as appropriate. As of April 4, 2015, we were in compliance with the covenants contained in the senior credit agreement.

In August 2014, we entered into a forward-starting interest rate swap to pay a fixed interest rate of 1.9% and receive one-month LIBOR on a notional amount of $250.0 million.  The interest rate swap economically converts a portion of the Company’s LIBOR-based, variable rate debt into fixed rate debt from its effective date of July 31, 2015 through its expiration on April 8, 2019.

Future debt service payments are expected to be paid out of cash flows from operations, borrowings on our revolving credit facility and future refinancing of our debt. Our cash interest requirements for the next twelve months are estimated to be $14.0 million, including the impact of the interest rate swap.

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

In connection with the acquisition of Membrana GmbH (“Membrana”) in 2002, we recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for us to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. The environmental reserve for the Membrana facility, which is denominated in euros, was $0.8 million at April 4, 2015.  We anticipate the expenditures associated with the reserve will be made in the next twelve months.

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

Interest rate risk

At April 4, 2015, we had variable rate debt of $481.3 million. To reduce the interest rate risk inherent in our variable-rate debt, in August 2014 we entered into a forward-starting interest rate swap to pay a fixed interest rate of 1.9% and receive one-month LIBOR on a notional amount of $250.0 million.  The interest rate swap economically converts a portion of the Company’s LIBOR-based, variable rate debt into fixed rate debt from its effective date of July 31, 2015 through its expiration on April 8, 2019. The pre-tax earnings and cash flow impact resulting from a 100 basis point increase in interest rates on our variable rate debt, including the impact of the interest rate swap, is estimated to be $3.1 million per year.

Currency risk

Outside of the United States, we maintain assets and operations in Europe and Asia. The results of operations and financial position of our foreign operations are principally measured in their respective currency and translated into U.S. dollars. As a result, exposure to foreign currency fluctuations exists. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency. Our subsidiaries and affiliates also purchase and sell products and services in various currencies. As a result, we may be exposed to cost increases relative to the local currencies in the markets in which we sell. Because the percentage of our sales in foreign currencies differs from the percentage of our costs in foreign currencies, a change in the relative value of the U.S. dollar could have a disproportionate impact on our sales compared to our costs, which could impact our margins. A portion of our assets are based in our foreign locations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected in "Accumulated other comprehensive loss." Accordingly, our consolidated shareholders’ equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency, primarily the euro.

The dollar/euro exchange rates used in our financial statements for the periods ended as set forth below were as follows:

	April 4, 2015	March 29, 2014
Period end rate	1.0915	1.3744
Period average rate for the three months ended	1.1271	1.3711

Our strategy for management of currency risk relies primarily on conducting our operations in a country’s respective currency and may, from time to time, involve foreign currency derivatives. As of April 4, 2015, we did not have any foreign currency derivatives outstanding.

Item 4.  Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) was performed under the supervision, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 4, 2015 to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended April 4, 2015, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") released its Internal Control-Integrated Framework (the “2013 Framework”). The 2013 Framework updates the COSO's original Internal Control-Integrated Framework (1992), formalizes the principles embedded in the original framework, incorporates business and operating environment changes since the original framework's issuance, broadens the application of internal control in addressing operations and reporting objectives, and clarifies the requirements for determining what constitutes effective internal control. We expect to complete our transition to the 2013 Framework during the year ending January 2, 2016. We do not expect that the transition will have a significant impact on our underlying compliance with the applicable provisions of the Sarbanes-Oxley Act of 2002, including internal control over financial reporting and disclosure controls and procedures.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

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

On March 3, 2015, a putative class action lawsuit captioned Lax v. Toth, et al., Civil Action No. 10741-VCN (the “Lax Action”) was filed in the Delaware Court of Chancery against Polypore, its directors, Asahi Kasei and ESM. Subsequently, five additional putative class action lawsuits, captioned Pirollo v. Polypore Int’l, Inc., et al., Civil Action No. 10746-VCN, Kott v. Graff, et al., Civil Action No. 10752-VCN, Zaborny v. Polypore Int’l, Inc., et al., Civil Action No. 10762-VCN, Scardina v. Graff, et al., Civil Action No. 10777-VCN (the “Scardina Action”) and Police Retirement System of St. Louis v. Toth, et. al., Civil Action No. 10832-VCN (the “St. Louis Action” and, collectively with the preceding putative class action lawsuits and the Lax Action, the “Stockholder Litigation”), were filed in the Delaware Court of Chancery against the defendants named in the Lax Action (except that Polypore is not a defendant in the Scardina Action or the St. Louis Action) and, in certain cases, 3M. Collectively, the complaints in the Stockholder Litigation, filed by purported holders of shares of Polypore common stock, challenge the contemplated integrated transactions with 3M, Asahi Kasei and ESM and allege, among other things, that Polypore’s directors breached their fiduciary duties to Polypore stockholders by engaging in a flawed sales process, agreeing to a transaction price that does not adequately compensate Polypore and agreeing to certain unfair deal protection terms. On April 13, 2015, an amended complaint was filed in the St. Louis Action, which complaint also alleges that the directors of Polypore breached their fiduciary duties by making materially misleading and incomplete disclosures in the definitive proxy statement filed with the SEC on April 8, 2015 in connection with the integrated transactions. The complaints in the Stockholder Litigation also allege that Asahi Kasei, ESM and, in certain cases, 3M, aided and abetted breaches of fiduciary duties. The complaints in the Stockholder Litigation seek various remedies, including declaratory and injunctive relief, as well as damages and costs. On April 29, 2015, the Court entered an order consolidating lawsuits. A consolidated amended complaint has not yet been filed. Polypore and its directors believe that the allegations against them lack merit and intend to defend the lawsuits vigorously.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides detail about our share repurchase activity during the three months ended April 4, 2015:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
January 4, 2015 — January 31, 2015	—	$—	—	4,050,000
February 1, 2015 — February 28, 2015 (2)	17,922	59.39	—	4,050,000
March 1, 2015 — April 4, 2015 (2)	11,425	58.30	—	4,050,000
Total	29,347	$58.96	—	4,050,000

(1)         In May 2014, the Company announced that its Board of Directors authorized the repurchase of up to 4,500,000 shares of the Company’s common stock. The share repurchase program has no expiration date. As of April 4, 2015, the
Company had repurchased 450,000 shares of common stock under the May 2014 repurchase program.

(2)         The Company withheld and repurchased 17,922 and 11,425 shares of common stock in February and March 2015, respectively, to satisfy certain employees’ withholding tax liabilities related to restricted stock grants.

Item 6.         Exhibits

Exhibit No.	Exhibit Description

2.1
Agreement and Plan of Merger, dated as of February 23, 2015, by and among Polypore International, Inc., Asahi Kasei Corporate and ESM Holdings Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 24, 2015)

2.2
Asset Purchase Agreement, dated as of February 23, 2015, by and among Polypore International, Inc. and 3M Company (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on February 24, 2015)

3.2
Third Amended and Restated Bylaws of Polypore International Inc., adopted on February 22, 2015 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 24, 2015)

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

Date: May 8, 2015		POLYPORE INTERNATIONAL, INC.

	By:	/s/ Robert B. Toth
Robert B. Toth
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Lynn Amos
Lynn Amos
Chief Financial Officer
(principal financial officer and principal accounting officer)