Form 10-Q
period 2015-07-04
Polypore International, Inc.
filed 2015-08-13
CIK 1292556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 4, 2015
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

There were 45,008,171 shares of the registrant’s common stock outstanding as of August 9, 2015.

Polypore International, Inc.
Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended July 4, 2015

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Polypore International, Inc.
Condensed consolidated balance sheets

	July 4, 2015
(in thousands, except share data)	(unaudited)	January 3, 2015*
Assets
Current assets:
Cash and cash equivalents	$48,759	$44,458
Accounts receivable, net	118,750	121,755
Inventories	102,673	101,176
Prepaid and other	17,803	16,673
Total current assets	287,985	284,062
Property, plant and equipment, net	550,106	558,235
Goodwill	444,512	444,512
Intangibles and loan acquisition costs, net	71,481	78,303
Other	9,602	10,180
Total assets	$1,363,686	$1,375,292
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$28,539	$24,358
Accrued liabilities	52,182	52,697
Income taxes payable	6,560	2,310
Current portion of debt	25,000	25,000
Total current liabilities	112,281	104,365
Debt, less current portion	450,000	462,500
Pension obligations, less current portion	112,914	121,038
Deferred income taxes	34,373	40,319
Other	30,267	29,736
Commitments and contingencies		—
Shareholders’ equity:
Preferred stock - 15,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value - 200,000,000 shares authorized, 47,508,844 issued and 45,008,223 outstanding at July 4, 2015 and 47,330,740 issued and 44,859,492 outstanding at January 3, 2015	475	473
Paid-in capital	606,997	600,418
Retained earnings	191,321	171,287
Accumulated other comprehensive loss	(80,382)	(61,308)
Treasury stock, at cost - 2,500,621 shares at July 4, 2015 and 2,471,248 shares at January 3, 2015	(102,730)	(100,998)
Total Polypore International, Inc. shareholders’ equity	615,681	609,872
Noncontrolling interest	8,170	7,462
Total shareholders’ equity	623,851	617,334
Total liabilities and shareholders’ equity	$1,363,686	$1,375,292

* Derived from audited consolidated financial statements

See notes to condensed consolidated financial statements

Polypore International, Inc.
Condensed consolidated statements of operations
(unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net sales	$148,324	$166,621	$286,232	$327,623
Cost of goods sold	98,530	107,983	187,182	210,469
Gross profit	49,794	58,638	99,050	117,154
Selling, general and administrative expenses	34,645	38,207	67,986	74,363
Operating income	15,149	20,431	31,064	42,791
Other (income) expense:
Interest expense, net	3,204	5,613	6,375	15,233
Foreign currency and other	2,599	(1,760)	(7,841)	(1,162)
Integrated sale transactions expenses	1,126	—	4,080	—
Costs related to purchase of 7.5% senior notes	—	24,937	—	24,937
Write-off of loan acquisition costs and other expenses associated with refinancing of senior credit agreement	—	1,148	—	1,148
	6,929	29,938	2,614	40,156
Income (loss) from continuing operations before income taxes	8,220	(9,507)	28,450	2,635
Income taxes	2,233	(5,158)	7,763	(1,758)
Income (loss) from continuing operations	5,987	(4,349)	20,687	4,393
Loss from discontinued operations, net of income taxes	—	(328)	—	(328)
Net income (loss)	5,987	(4,677)	20,687	4,065
Net income attributable to noncontrolling interest	338	208	653	553
Net income (loss) attributable to Polypore International, Inc.	$5,649	$(4,885)	$20,034	$3,512

Net income (loss) attributable to Polypore International, Inc.:
Income (loss) from continuing operations	$5,649	$(4,557)	$20,034	$3,840
Loss from discontinued operations	—	(328)	—	(328)
Net income (loss) attributable to Polypore International, Inc.	$5,649	$(4,885)	$20,034	$3,512

Net income (loss) attributable to Polypore International, Inc. per share - basic:
Continuing operations	$0.13	$(0.10)	$0.45	$0.09
Discontinued operations	—	(0.01)	—	(0.01)
Net income (loss) attributable to Polypore International, Inc. per share	$0.13	$(0.11)	$0.45	$0.08

Net income (loss) attributable to Polypore International, Inc. per share - diluted:
Continuing operations	$0.12	$(0.10)	$0.44	$0.08
Discontinued operations	—	(0.01)	—	—
Net income (loss) attributable to Polypore International, Inc. per share	$0.12	$(0.11)	$0.44	$0.08

Weighted average shares outstanding - basic	44,744,379	44,886,206	44,731,997	44,885,467
Weighted average shares outstanding - diluted	45,804,856	44,886,206	45,434,261	45,469,493

See notes to condensed consolidated financial statements

Polypore International, Inc.
Condensed consolidated statements of comprehensive income (loss)
(unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net income (loss)	$5,987	$(4,677)	$20,687	$4,065
Other comprehensive income (loss):
Foreign currency translation adjustment	828	(1,045)	(18,036)	(385)
Change in net actuarial loss and prior service credit	555	160	1,122	182
Unrealized gain (loss) on interest rate swap	1,392	—	(2,743)	—
Income taxes related to other comprehensive income (loss)	(686)	—	638	172
Other comprehensive income (loss)	2,089	(885)	(19,019)	(31)
Comprehensive income (loss)	8,076	(5,562)	1,668	4,034
Comprehensive income attributable to noncontrolling interest	338	231	708	508
Comprehensive income (loss) attributable to Polypore International, Inc.	$7,738	$(5,793)	$960	$3,526

See notes to condensed consolidated financial statements

Polypore International, Inc.
Condensed consolidated statements of cash flows
(unaudited)

	Six Months Ended
(in thousands)	July 4, 2015	June 28, 2014
Operating activities:
Net income	$20,687	$4,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	21,040	22,084
Amortization expense	5,546	5,569
Amortization of loan acquisition costs	698	1,067
Stock-based compensation	6,521	11,510
Deferred income taxes	(4,872)	(12,978)
Foreign currency gain	(3,857)	(995)
Costs related to purchase of 7.5% senior notes	—	24,937
Write-off of loan acquisition costs and other expenses associated with refinancing of senior credit agreement	—	1,148
Changes in operating assets and liabilities:
Accounts receivable	(380)	(9,166)
Inventories	(5,146)	(2,220)
Prepaid and other current assets	(1,415)	2,923
Accounts payable and accrued liabilities	1,686	(11,607)
Income taxes payable	4,213	3,717
Other, net	2,845	4,448
Net cash provided by operating activities	47,566	44,502
Investing activities:
Purchases of property, plant and equipment, net	(24,472)	(8,937)
Net cash used in investing activities	(24,472)	(8,937)
Financing activities:
Principal payments on debt	(12,500)	(7,500)
Proceeds from revolving credit facility	100,000	33,000
Payments on revolving credit facility	(100,000)	(14,000)
Repurchases of common stock	(1,732)	(9,458)
Proceeds from stock option exercises	61	1,002
Proceeds from new senior credit agreement	—	500,000
Principal payments in connection with refinancing of senior credit agreement	—	(273,750)
Purchase of 7.5% senior notes	—	(385,542)
Loan acquisition costs	—	(4,033)
Net cash used in financing activities	(14,171)	(160,281)
Effect of exchange rate changes on cash and cash equivalents	(4,622)	(1,467)
Net increase (decrease) in cash and cash equivalents	4,301	(126,183)
Cash and cash equivalents at beginning of period	44,458	163,423
Cash and cash equivalents at end of period	$48,759	$37,240

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries after elimination of intercompany accounts and transactions.  The unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, the unaudited condensed consolidated financial statements and notes do not contain certain information included in the Company’s annual financial statements. In the opinion of management, all normal and recurring adjustments that are necessary for a fair presentation have been made. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015. Operating results for the three and six months ended July 4, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2016.

2.          Integrated Sale Transactions

On February 23, 2015, the Company entered into integrated transactions with 3M Company (“3M”), Asahi Kasei Corporation (“Asahi Kasei”) and ESM Holdings Corporation (“ESM”), an indirect wholly-owned subsidiary of Asahi Kasei, pursuant to which the Company will sell its separations media business to 3M and, immediately thereafter, will be merged with ESM. The integrated transactions were approved by the Company's stockholders at a special meeting held on May 12, 2015. In connection with the integrated transactions, at the time of the merger, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive $60.50 in cash without interest, payable to the holder of such share. Each option to purchase shares of the Company’s common stock and each restricted share of the Company's common stock that is outstanding immediately prior to the effective time of the merger will immediately accelerate and vest and be cancelled and converted into the right to receive a payment in cash. The integrated transactions are subject to customary closing conditions, including regulatory approval. There are no assurances that the proposed integrated transactions will be consummated on any given timetable, or at all.

3.             Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB delayed the original effective date of the new standard, making it effective for the Company on the first day of fiscal 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that this standard will have on its consolidated financial statements and related disclosures.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. The new standard requires prospective application and is effective for the Company on January 1, 2017, with early adoption permitted. Adoption of the standard is not expected to have a significant impact on the Company's consolidated financial statements.

Polypore International, Inc.
Notes to condensed consolidated financial statements
(unaudited)

4.             Inventories

Inventories are carried at the lower of cost or market using the first-in, first-out method of accounting and consist of:

(in thousands)	July 4, 2015	January 3, 2015
Raw materials	$36,895	$35,700
Work-in-process	10,720	11,846
Finished goods	55,058	53,630
	$102,673	$101,176

5.             Debt

Debt consists of:

(in thousands)	July 4, 2015	January 3, 2015
Senior credit agreement:
Revolving credit facility	$—	$—
Term loan facility	475,000	487,500
	475,000	487,500
Less current portion	25,000	25,000
Long-term debt	$450,000	$462,500

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

On May 8, 2014, the Company borrowed the remaining $400,000,000 available under the new term loan facility and used the proceeds to purchase and retire all of the previously outstanding 7.5% senior notes. The total purchase price for the notes was $385,542,000, consisting of principal of $365,000,000, redemption premiums of $20,531,000 and other expenses associated with the transaction. During the three months ended June 28, 2014, the Company incurred a $24,937,000 charge to income, comprised of the redemption premiums, write-off of unamortized loan acquisition costs of $4,395,000 and other expenses associated with the purchase.

The Company's domestic subsidiaries guarantee indebtedness under the credit agreement. Substantially all assets of the Company and its domestic subsidiaries and a first priority pledge of 65% of the voting capital stock of its foreign subsidiaries secure indebtedness under the credit agreement. Interest rates under the credit agreement are equal to, at the Company’s option, either an alternate base rate or the Eurodollar base rate, plus a specified margin. The Company’s ability to pay dividends on its common stock is limited under the terms of the credit agreement. The Company is also subject to certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio, all of which the Company was in compliance with as of July 4, 2015. The revolving credit facility and term loan facility mature in April 2019.

At July 4, 2015, the Company had no amounts outstanding and $150,000,000 available for borrowing under the revolving credit facility.

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

(in thousands)	Balance Sheet Location	July 4, 2015	January 3, 2015
Interest rate swap (current portion)	Accrued liabilities	$3,424	$1,414
Interest rate swap (non-current portion)	Other liabilities	1,583	851
Total fair value of interest rate swap		$5,007	$2,265

Cash flow hedge activity, net of income taxes, was included in "Accumulated other comprehensive loss" as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Beginning balance	$(4,067)	$—	$(1,439)	$—
Hedging gain (loss) before reclassifications	885	—	(1,743)	—
Amount reclassified into earnings	—	—	—	—
Other comprehensive loss	885	—	(1,743)	—
Ending balance	$(3,182)	$—	$(3,182)	$—

No derivative gains or losses, including those related to either ineffectiveness or to amounts excluded from effectiveness testing, were recognized in earnings during the periods presented. The estimated loss, net of income taxes, expected to be reclassified out of “Accumulated other comprehensive loss” into earnings during the next twelve months is approximately $2,176,000.

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
Notes to condensed consolidated financial statements
(unaudited)

9.             Pension Plans

The Company and its subsidiaries sponsor multiple defined benefit pension plans based in subsidiaries located outside of the United States. The following table provides the components of net periodic benefit cost:

	Three Months Ended		Six Months Ended
(in thousands)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Service cost	$608	$525	$1,228	$1,049
Interest cost	646	1,080	1,305	2,160
Expected return on plan assets	(80)	(109)	(162)	(218)
Amortization of prior service credit	(26)	(32)	(52)	(64)
Recognized net actuarial loss	580	269	1,171	538
Net periodic benefit cost	$1,728	$1,733	$3,490	$3,465

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

In connection with the acquisition of Membrana GmbH (“Membrana”) in 2002, the Company recorded a reserve for environmental obligations. The reserve provides for costs to remediate known environmental issues and operational upgrades which are required in order for the Company to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve were included in the allocation of purchase price at the date of acquisition. The environmental reserve for the Membrana facility, which is denominated in euros, was $841,000 and $917,000 at July 4, 2015 and January 3, 2015, respectively. The Company anticipates the expenditures associated with the reserve will be made in the next twelve months. The reserve is included in “Accrued liabilities” in the accompanying condensed consolidated balance sheets.

11.     Treasury Stock

The Company repurchased shares of common stock to satisfy certain employees' statutory withholding tax liabilities related to restricted stock grants for $2,000 and $1,732,000 during the three and six months ended July 4, 2015, respectively, and $4,000 and $286,000 during the three and six months ended June 28, 2014, respectively.

In May 2014, the Board of Directors authorized the repurchase of up to 4,500,000 shares of the Company's common stock. The share repurchase program has no expiration date. During the three months ended June 28, 2014, the Company repurchased 200,000 shares of common stock for $9,172,000.

Polypore International, Inc.
Notes to condensed consolidated financial statements
(unaudited)

12.          Related Party Transactions

The Company’s German subsidiary has a 33% equity investment in a patent and trademark service provider and a 25% equity investment in a research company. The investments are accounted for under the equity method of accounting and were $546,000 and $593,000 at July 4, 2015 and January 3, 2015, respectively. Charges from the affiliates for work performed were $315,000 and $710,000 for the three and six months ended July 4, 2015, respectively. Charges from the affiliates for work performed were $428,000 and $785,000 for the three and six months ended June 28, 2014, respectively. Amounts due to the affiliates were $178,000 and $223,000 at July 4, 2015 and January 3, 2015, respectively.

13.          Noncontrolling Interest

In 2010, the Company formed a joint venture with Camel Group Co., Ltd. (“Camel”), a leading battery manufacturer in China, to produce lead-acid battery separators primarily for Camel’s use. The joint venture, Daramic Xiangyang Battery Separator Co., Ltd. (“Daramic Xiangyang”), is located at Camel’s facility and owned 65% by the Company and 35% by Camel.

Daramic Xiangyang has notes payable to Camel and the Company for the purchase of certain assets. The notes payable and related interest will be paid by Daramic Xiangyang using available free cash flow, as defined in the joint venture agreement. The note payable to Camel had a principal balance of $10,348,000 at July 4, 2015 and January 3, 2015 and is included in “Other” non-current liabilities in the accompanying condensed consolidated balance sheets. The note payable to the Company eliminates in consolidation.

14.          Stock-Based Compensation Plans

The Company offers stock-based compensation plans to attract, retain, motivate and reward key officers, non-employee directors and employees. Stock-based compensation expense was $3,722,000 and $6,521,000 for the three and six months ended July 4, 2015, respectively, and $6,133,000 and $11,510,000 for the three and six months ended June 28, 2014, respectively. The income tax benefit related to stock-based compensation expense was $1,331,000 and $2,331,000 for the three and six months ended July 4, 2015, respectively, and $2,189,000 and $4,109,000 for the three and six months ended June 28, 2014, respectively. Stock-based compensation expense includes costs associated with stock options and restricted stock and is classified as “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of income.

The 2007 Stock Incentive Plan (“2007 Plan”) allows for the grant of stock options, restricted stock and other instruments for up to a total of 6,251,963 shares of common stock. On March 10, 2015, the Company granted 176,437 shares of restricted stock under the 2007 Plan with an aggregate grant-date fair value of $10,447,000, to be recognized over a three-year vesting period.

Polypore International, Inc.
Notes to condensed consolidated financial statements
(unaudited)

15.          Segment Information

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

Financial information relating to the reportable segments is presented below:

Polypore International, Inc.
Notes to condensed consolidated financial statements
(unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net sales to external customers (by major product group):
Electronics and EDVs	$28,492	$31,686	$49,149	$61,758
Transportation and industrial	70,000	82,663	139,312	161,764
Energy storage	98,492	114,349	188,461	223,522
Healthcare	30,792	32,799	59,342	64,956
Filtration and specialty	19,040	19,473	38,429	39,145
Separations media	49,832	52,272	97,771	104,101
Net sales	$148,324	$166,621	$286,232	$327,623
Segment operating income:
Electronics and EDVs	$970	$3,813	$(968)	$6,874
Transportation and industrial	13,277	17,349	27,882	34,315
Energy storage	14,247	21,162	26,914	41,189
Separations media	15,529	16,411	32,008	34,168
Corporate and other	(7,638)	(8,453)	(16,627)	(16,887)
Segment operating income	22,138	29,120	42,295	58,470
Stock-based compensation	3,722	6,133	6,521	11,510
Non-recurring and other costs	3,267	2,556	4,710	4,169
Total operating income	15,149	20,431	31,064	42,791
Reconciling items:
Interest expense, net	3,204	5,613	6,375	15,233
Foreign currency and other	2,599	(1,760)	(7,841)	(1,162)
Integrated sale transactions expenses	1,126	—	4,080	—
Costs related to purchase of 7.5% senior notes	—	24,937	—	24,937
Write-off of loan acquisition costs and other expenses associated with refinancing of senior credit agreement	—	1,148	—	1,148
Income (loss) from continuing operations before income taxes	$8,220	$(9,507)	$28,450	$2,635

Depreciation and amortization:
Electronics and EDVs	$4,269	$4,379	$8,546	$8,703
Transportation and industrial	2,942	2,937	5,855	5,787
Energy storage	7,211	7,316	14,401	14,490
Separations media	3,346	3,745	6,512	7,461
Corporate and other	2,835	2,865	5,673	5,702
	$13,392	$13,926	$26,586	$27,653

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

The following discussion includes financial information prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), as well as segment operating income, which is considered a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of financial performance that excludes amounts that are included in the most directly comparable measure calculated and presented in accordance with U.S. GAAP. The presentation of segment operating income is intended to supplement investors’ understanding of our operating performance and is not intended to replace net income as determined in accordance with U.S. GAAP. Segment operating income is defined as operating income before stock-based compensation and certain non-recurring and other costs and is used by management to evaluate business segment performance and allocate resources. See Note 15, “Segment Information,” in the accompanying condensed consolidated financial statements for a reconciliation of segment operating income to income (loss) from continuing operations before income taxes.

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

On February 23, 2015, we entered into integrated transactions with 3M Company (“3M”), Asahi Kasei Corporation (“Asahi Kasei”) and ESM Holdings Corporation (“ESM”), an indirect wholly-owned subsidiary of Asahi Kasei, pursuant to which we will sell our separations media business to 3M and, immediately thereafter, will be merged with ESM. The integrated transactions were approved by our stockholders at a special meeting held on May 12, 2015. In connection with the integrated transactions, at the time of the merger, each share of our common stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive $60.50 in cash without interest, payable to the holder of such share. Each option to purchase shares of our common stock and each restricted share of our common stock that is outstanding immediately prior to the effective time of the merger will immediately accelerate and vest and be cancelled and converted into the right to receive a payment in cash. The integrated transactions are subject to customary closing conditions, including regulatory approval. There are no assurances that the proposed integrated transactions will be consummated on any given timetable, or at all.

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

In 2014, we entered into long-term supply agreements with Samsung SDI Co., Ltd. (“Samsung”) and Panasonic Automotive and Industrial Division (“Panasonic”) that include guaranteed purchase and supply volume requirements and volume-based price incentives.  The Samsung agreement has an initial four-year term with a two-year extension provision and the Panasonic agreement has a five-year term. We believe that these agreements highlight the value of our capacity investments and proven industry-leading products and technology.

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

Results of operations

The following table sets forth, for the periods indicated, certain operating data in amount and as a percentage of net sales:

	Three Months Ended		Percentage of Net Sales Three Months Ended
($’s in millions)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net sales	$148.3	$166.6	100.0%	100.0%

Gross profit	49.8	58.6	33.6	35.2
Selling, general and administrative expenses	34.7	38.2	23.4	22.9
Operating income	15.1	20.4	10.2	12.3
Interest expense, net	3.2	5.6	2.2	3.4
Foreign currency and other	2.6	(1.7)	1.8	(1.0)
Integrated sale transactions expenses	1.1	—	0.7	—
Costs related to purchase of 7.5% senior notes	—	24.9	—	14.9
Write-off of loan acquisition costs and other expenses associated with refinancing of senior credit agreement	—	1.1	—	0.7
Income (loss) before income taxes	8.2	(9.5)	5.5	(5.7)
Income taxes	2.2	(5.1)	1.5	(3.1)
Income (loss) from continuing operations	$6.0	$(4.4)	4.0%	(2.6)%

	Six Months Ended		Percentage of Net Sales Six Months Ended
($’s in millions)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net sales	$286.2	$327.6	100.0%	100.0%

Gross profit	99.1	117.2	34.6	35.8
Selling, general and administrative expenses	68.0	74.4	23.7	22.7
Operating income	31.1	42.8	10.9	13.1
Interest expense, net	6.4	15.2	2.2	4.7
Foreign currency and other	(7.9)	(1.0)	(2.8)	(0.3)
Integrated sale transactions expenses	4.1	—	1.5	—
Costs related to purchase of 7.5% senior notes	—	24.9	—	7.6
Write-off of loan acquisition costs and other expenses associated with refinancing of senior credit agreement	—	1.1	—	0.3
Income before income taxes	28.5	2.6	10.0	0.8
Income taxes	7.8	(1.8)	2.8	(0.5)
Income from continuing operations	$20.7	$4.4	7.2%	1.3%

Comparison of the three months ended July 4, 2015 with the three months ended June 28, 2014

Net sales.  Net sales for the three months ended July 4, 2015 were $148.3 million, a decrease of $18.3 million, or 11.0%, primarily due to the negative impact of foreign currency translation of $14.2 million. In addition, sales decreased due to lower EDV sales volumes in the electronics and EDVs segment and order timing in the transportation and industrial segment, partially offset by growth in healthcare and filtration product sales in the separations media segment. See “Financial reporting segments” below for more information.

Gross profit.  Gross profit for the three months ended July 4, 2015 was $49.8 million, a decrease of $8.8 million from the same period in the prior year. Gross profit as a percent of net sales was 33.6%, as compared to 35.2% in the same period of the prior year. The decrease in gross profit and gross profit as a percent of net sales was due to lower sales in the electronics and EDVs and transportation and industrial segments. See “Financial reporting segments” below for more information.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the three months ended July 4, 2015 were $34.7 million, a decrease of $3.5 million from the same period in the prior year primarily due to a $2.4 million decrease in stock-based compensation expense. Selling, general and administrative expenses were 23.4% of net sales, as compared to 22.9% for the same period in the prior year.

Segment operating income.  Segment operating income, which excludes stock-based compensation and certain non-recurring and other costs, was $22.1 million, a decrease of $7.0 million from the same period in the prior year. Segment operating income as a percent of net sales was 14.9%, as compared to 17.5% for the same period in the prior year. The decrease in segment operating income and segment operating income as a percent of net sales was due to lower sales in the electronics and EDVs and transportation and industrial segments. See “Financial reporting segments” below for more information.

Interest expense.  Interest expense for the three months ended July 4, 2015 was $3.2 million, a decrease of $2.4 million from the same period in the prior year. The decrease was the result of the debt reduction and refinancing transactions that were completed during the second quarter of 2014.

Integrated sale transactions expenses. Integrated sale transactions expenses, consisting of incremental costs directly attributable to the sale transactions, were $1.1 million for the three months ended July 4, 2015.

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

The effect of these items on our effective tax rate is quantified as follows:

	Three Months Ended
	July 4, 2015	June 28, 2014
U.S. federal statutory rate	35.0%	35.0%
Mix of income in taxing jurisdictions	(8.3)	(8.3)
Costs associated with debt reduction and refinancing	—	27.7
Other	0.5	(0.1)
Total effective tax rate	27.2%	54.3%

Comparison of the six months ended July 4, 2015 with the six months ended June 28, 2014

Net sales.  Net sales for the six months ended July 4, 2015 were $286.2 million, a decrease of $41.4 million, or 12.6%, including the negative impact of foreign currency translation of $26.4 million. In addition, sales decreased due to lower EDV sales volumes in the electronics and EDVs segment and order timing in the transportation and industrial segment, partially offset by growth in healthcare and filtration product sales in the separations media segment. See “Financial reporting segments” below for more information.

Gross profit.  Gross profit for the six months ended July 4, 2015 was $99.1 million, a decrease of $18.1 million from the same period in the prior year. Gross profit as a percent of net sales was 34.6%, as compared to 35.8% in the same period of the prior year. The decrease in gross profit and gross profit as a percent of net sales was due to lower sales in the electronics and EDVs and transportation and industrial segments. See “Financial reporting segments” below for more information.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the six months ended July 4, 2015 were $68.0 million, a decrease of $6.4 million from the same period in the prior year primarily due to a $5.0 million decrease in stock-based compensation expense. Selling, general and administrative expenses were 23.7% of net sales, as compared to 22.7% for the same period in the prior year.

Segment operating income.  Segment operating income, which excludes stock-based compensation and certain non-recurring and other costs, was $42.3 million, a decrease of $16.2 million from the same period in the prior year. Segment operating income as a percent of net sales was 14.8%, as compared to 17.9% for the same period in the prior year. The decrease in segment operating income and segment operating income as a percent of net sales was due to lower sales in the electronics and EDVs and transportation and industrial segments. See “Financial reporting segments” below for more information.

Interest expense.  Interest expense for the six months ended July 4, 2015 was $6.4 million, a decrease of $8.8 million from the same period in the prior year. The decrease was the result of the debt reduction and refinancing transactions that were completed during the second quarter of 2014.

Integrated sale transactions expenses. Integrated sale transactions expenses, consisting of incremental costs directly attributable to the sale transactions, were $4.1 million for the six months ended July 4, 2015.

Foreign currency and other. Foreign currency and other income of $7.9 million for the six months ended July 4, 2015 primarily consists of unrealized foreign currency gains related to euro-denominated intercompany notes.

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

The effect of these items on our effective tax rate is quantified as follows:

	Six Months Ended
	July 4, 2015	June 28, 2014
U.S. federal statutory rate	35.0%	35.0%
Mix of income in taxing jurisdictions	(8.3)	(8.3)
Costs associated with debt reduction and refinancing	—	(93.9)
Other	0.6	0.5
Total effective tax rate	27.3%	(66.7)%

Financial reporting segments

Electronics and EDVs

Comparison of the three months ended July 4, 2015 with the three months ended June 28, 2014

Net sales.  Net sales for the three months ended July 4, 2015 were $28.5 million, a decrease of $3.2 million, or 10.1%, from the same period in the prior year due primarily to lower sales volumes into EDV applications. Sales volumes into EDV applications decreased due to order timing and weak demand for certain EDV models. Sales to customers under long-term supply agreements with guaranteed purchase requirements are expected to increase during the remainder of the year in accordance with their contractual obligations. EDV applications represent our most significant growth opportunity, and the long-term outlook continues to be positive, given that we are qualified on more than seventy-five EDV models and have field-proven products, significant production capacity already in place, technical advantages, low-cost manufacturing capabilities and intellectual property around ceramic coatings for lithium battery separators.

Segment operating income.  Segment operating income was $1.0 million, compared to $3.8 million for the same period in the prior year. Segment operating income as a percent of net sales was 3.5% as compared to 12.0% in the prior year. The decrease in segment operating income and segment operating income as a percent of net sales was primarily due to lower sales. The key drivers of segment operating income and segment operating income as a percent of net sales are sales and the amount of fixed costs relative to sales. Because of the decrease in sales with no significant change in fixed costs, segment operating income and segment operating income as a percent of net sales decreased.

Comparison of the six months ended July 4, 2015 with the six months ended June 28, 2014

Net sales.  Net sales for the six months ended July 4, 2015 were $49.2 million, a decrease of $12.6 million, or 20.4%, from the same period in the prior year due primarily to lower sales volumes into EDV applications. Sales volumes into EDV applications decreased due to order timing and weak demand for certain EDV models. Sales to customers under long-term supply agreements with guaranteed purchase requirements are expected to increase during the remainder of the year in accordance with their contractual obligations. EDV applications represent our most significant growth opportunity, and the long-term outlook continues to be positive, given that we are qualified on more than seventy-five EDV models and have field-proven products, significant production capacity already in place, technical advantages, low-cost manufacturing capabilities and intellectual property around ceramic coatings for lithium battery separators.

Segment operating income.  Segment operating loss was $1.0 million, compared to segment operating income of $6.9 million for the same period in the prior year. The segment operating loss was due to lower sales. The key drivers of segment operating income and segment operating income as a percent of net sales are sales and the amount of fixed costs relative to sales. Because of the decrease in sales with no significant change in fixed costs, segment operating income and segment operating income as a percent of net sales decreased.

 Transportation and Industrial

Comparison of the three months ended July 4, 2015 with the three months ended June 28, 2014

Net sales.  Net sales for the three months ended July 4, 2015 were $70.0 million, a decrease of $12.6 million, or 15.3%, from the same period in the prior year due to order timing and the negative impact of foreign currency translation of $5.4 million.

Order timing was primarily related to customers managing inventory levels in North America and the continued impact of mild weather in India on inverter battery production and demand.

Segment operating income.  Segment operating income was $13.2 million, a decrease of $4.2 million from the same period in the prior year. Segment operating income as a percent of net sales was 18.9% as compared to 21.1% in the same period in the prior year. The decrease in segment operating income and segment operating income as a percent of net sales was due to lower sales volumes.

Comparison of the six months ended July 4, 2015 with the six months ended June 28, 2014

Net sales.  Net sales for the six months ended July 4, 2015 were $139.3 million, a decrease of $22.4 million, or 13.9%, from the same period in the prior year due to order timing and the negative impact of foreign currency translation of $10.0 million. Order timing was primarily related to: customers managing inventory levels in North America; the impact of mild weather in India on inverter battery production and demand; and an increase in lead prices in China, which resulted in a reduction in lead-acid battery production primarily in the first quarter of 2015.

Segment operating income.  Segment operating income was $27.9 million, a decrease of $6.4 million from the same period in the prior year. Segment operating income as a percent of net sales was 20.0% as compared to 21.2% in the same period in the prior year. The decrease in segment operating income and segment operating income as a percent of net sales was due to lower sales volumes.

Separations Media

Comparison of the three months ended July 4, 2015 with the three months ended June 28, 2014

Net sales.  Net sales for the three months ended July 4, 2015 were $49.8 million, a decrease of $2.5 million, or 4.8%, from the same period in the prior year, with higher sales in both healthcare and filtration and specialty products more than offset by the negative impact of foreign currency translation of $8.8 million.

Segment operating income.  Segment operating income was $15.5 million, a decrease of $0.9 million from the same period in the prior year due to lower sales.  Segment operating income as a percent of net sales was 31.1%, consistent with the same period in the prior year.  Segment operating income margins can fluctuate between quarters due to production timing and mix, but are expected to be relatively consistent to the prior year on an annual basis.

Comparison of the six months ended July 4, 2015 with the six months ended June 28, 2014

Net sales.  Net sales for the six months ended July 4, 2015 were $97.7 million, a decrease of $6.4 million, or 6.1%, from the same period in the prior year, with higher sales in both healthcare and filtration and specialty products more than offset by the negative impact of foreign currency translation of $16.4 million.

Segment operating income.  Segment operating income was $32.0 million, a decrease of $2.2 million from the same period in the prior year due to lower sales.  Segment operating income as a percent of net sales was 32.8%, consistent with the same period in the prior year.  Segment operating income margins can fluctuate between quarters due to production timing and mix, but are expected to be relatively consistent to the prior year on an annual basis.

 Corporate and other costs

Corporate and other costs include costs associated with the corporate office and other costs that are not allocated to the reportable segments for segment reporting purposes, including amortization of identified intangible assets and performance-based incentive compensation.

Comparison of the three months ended July 4, 2015 with the three months ended June 28, 2014

Corporate and other costs for the three months ended July 4, 2015 were $7.6 million, a decrease of $0.9 million from the same period in the prior year.

Comparison of the six months ended July 4, 2015 with the six months ended June 28, 2014

Corporate and other costs for the six months ended July 4, 2015 were $16.6 million, a decrease of $0.3 million from the same period in the prior year.

Foreign operations

As of July 4, 2015, we manufactured our products at 15 strategically located facilities in the U.S., Europe and Asia. Net sales from foreign locations were $181.7 million (63.5% of consolidated sales) and $209.3 million (63.9% of consolidated sales) for the six months ended July 4, 2015 and June 28, 2014, respectively. In the electronics and EDVs segment, we primarily produce in the U.S. for customers located in Asia. The majority of sales from foreign production facilities are attributable to the transportation and industrial and separations media segments. In the transportation and industrial segment, we have production facilities in the U.S., Europe and Asia and generally produce in the same geographic region that we sell, though we do export some production from U.S. and European facilities to meet growing demand in Asia. In the separations media segment, the majority of production is at our manufacturing facility in Germany and sales are made to customers worldwide. Operating results generated by production facilities within business segments were not significantly impacted by differences in economic, regulatory, geographic or other competitive factors.

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

Liquidity and capital resources

Cash and cash equivalents increased by $4.3 million during the six months ended July 4, 2015. The increase in cash consisted of cash generated from operations, less cash used to fund capital expenditures and make scheduled principal payments under our senior credit agreement.

Operating activities.  Net cash provided by operating activities was $47.6 million in the six months ended July 4, 2015, consisting of cash generated from operations of $45.8 million and from changes in operating assets and liabilities of $1.8 million. Accounts receivable was comparable to fiscal 2014 year-end, while days sales outstanding increased due to the timing of sales and cash receipts. We have not experienced significant changes in accounts receivable aging or customer payment terms and believe that we have adequately provided for potential bad debts. Inventory increased from fiscal 2014 year-end, and days in ending inventory increased by approximately 10%, as compared to the fourth quarter of 2014.  Inventory levels are impacted by production schedules and expected future customer demand, which is based on a number of factors, including discussions with customers, customer forecasts and industry and economic trends. Inventory is generally not subject to obsolescence and does not have a shelf life, and we do not believe there is a significant risk of inventory impairment.  Accounts payable and accrued liabilities increased primarily due to timing of payments.

Investing activities.  Capital expenditures were $24.5 million and $8.9 million in the six months ended July 4, 2015 and June 28, 2014, respectively. We currently estimate capital expenditures for fiscal 2015 to be approximately $85.0 million, including capacity expansions in the transportation and industrial and separations media segments. As of July 4, 2015, we had $163.9 million of construction in progress, primarily related to prior capacity expansion projects in the electronics and EDVs segment, remaining portions of which will be completed, qualified and ramped up over time as market demand develops.

Financing activities.   During the six months ended July 4, 2015, financing activities primarily consisted of scheduled principal payments of $12.5 million under our term loan facility.

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

We intend to fund our ongoing operations with cash on hand, cash generated by operations and borrowings under our senior credit agreement. As of July 4, 2015, approximately 76.0% of our cash and cash equivalents were held by foreign subsidiaries. There were no significant restrictions on our ability to transfer funds with and among subsidiaries. Taxes have been provided on earnings distributed and expected to be distributed by the Company's foreign subsidiaries. All other foreign earnings are undistributed and considered to be indefinitely reinvested. Accordingly, no U.S. federal and state taxes have been provided on them. Our current operating plans do not demonstrate a need to repatriate additional foreign earnings to fund our U.S. operations. However, if we decided to repatriate additional cash held by our foreign subsidiaries, we would be required to accrue and pay any applicable U.S. and local taxes to repatriate these funds.

Our senior credit agreement provides for a $150.0 million revolving credit facility and a $500.0 million term loan facility and matures in April 2019. At July 4, 2015, we had no amounts outstanding and $150.0 million available for borrowing under the revolving credit facility. Interest rates under the new senior credit agreement are equal to, at our option, either an alternate base rate or the Eurodollar base rate, plus a specified margin. At July 4, 2015, the interest rate on borrowings under the new senior credit agreement was 2.19%.

Under the senior credit agreement, we are subject to a maximum ratio of indebtedness to adjusted EBITDA and a minimum ratio of adjusted EBITDA to cash interest expense. Adjusted EBITDA, as defined under our senior credit agreement, was as follows:

(in millions)	Twelve months ended July 4, 2015
Income from continuing operations attributable to Polypore International, Inc.	$50.8
Add/Subtract:
Depreciation and amortization expense	54.2
Interest expense, net	13.1
Income taxes	19.2
Stock-based compensation	16.7
Integrated sale transactions expenses	4.1
Foreign currency gain	(15.5)
Litigation costs associated with patent enforcement	8.9
Loss on disposal of property, plant and equipment	0.4
Other non-cash or non-recurring items	(1.6)
Adjusted EBITDA	$150.3

As of July 4, 2015, the calculation of the leverage ratio, as defined under the senior credit agreement, was as follows:

(in millions)	Twelve months ended July 4, 2015
Indebtedness (1)	$426.2
Adjusted EBITDA	$150.3
Actual leverage ratio	2.84x
Required maximum leverage ratio	4.00x

(1)         Calculated as the sum of outstanding borrowings under the senior credit agreement, less cash on hand (not to exceed $50.0 million).

As of July 4, 2015, the calculation of the interest coverage ratio, as defined under the senior credit agreement, was as follows:

(in millions)	Twelve months ended July 4, 2015
Adjusted EBITDA	$150.3
Interest expense, net (1)	$11.7
Actual interest coverage ratio	12.81x
Required minimum interest coverage ratio	3.00x

(1)         Calculated as cash interest expense, as defined under the senior credit agreement, for the twelve months ended July 4,
2015.

Our senior credit agreement contains certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances, and other matters customarily restricted in such agreements. The agreement also contains certain customary events of default, subject to grace periods, as appropriate. As of July 4, 2015, we were in compliance with the covenants contained in the senior credit agreement.

In August 2014, we entered into a forward-starting interest rate swap to pay a fixed interest rate of 1.9% and receive one-month LIBOR on a notional amount of $250.0 million.  The interest rate swap economically converts a portion of the Company’s LIBOR-based, variable rate debt into fixed rate debt from its effective date of July 31, 2015 through its expiration on April 8, 2019.

Future debt service payments are expected to be paid out of cash flows from operations, borrowings on our revolving credit facility and future refinancing of our debt. Our cash interest requirements for the next twelve months are estimated to be $14.9 million, including the impact of the interest rate swap.

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

In connection with the acquisition of Membrana GmbH (“Membrana”) in 2002, we recorded a reserve for environmental obligations. The reserve provided for costs to remediate known environmental issues and operational upgrades which are required in order for us to remain in compliance with local regulations. The initial estimate and subsequent finalization of the reserve was included in the allocation of purchase price at the date of acquisition. The environmental reserve for the Membrana facility, which is denominated in euros, was $0.8 million at July 4, 2015.  We anticipate the expenditures associated with the reserve will be made in the next twelve months.

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

Interest rate risk

At July 4, 2015, we had variable rate debt of $475.0 million. To reduce the interest rate risk inherent in our variable-rate debt, in August 2014 we entered into a forward-starting interest rate swap to pay a fixed interest rate of 1.9% and receive one-month LIBOR on a notional amount of $250.0 million.  The interest rate swap economically converts a portion of the Company’s LIBOR-based, variable rate debt into fixed rate debt from its effective date of July 31, 2015 through its expiration on April 8, 2019. The pre-tax earnings and cash flow impact resulting from a 100 basis point increase in interest rates on our variable rate debt, including the impact of the interest rate swap, is estimated to be $2.4 million per year.

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

The dollar/euro exchange rates used in our financial statements for the periods ended as set forth below were as follows:

	July 4, 2015	June 28, 2014
Period end rate	1.1096	1.3626
Period average rate for the three months ended	1.1062	1.3713
Period average rate for the six months ended	1.1166	1.3712

Our strategy for management of currency risk relies primarily on conducting our operations in a country’s respective currency and may, from time to time, involve foreign currency derivatives. As of July 4, 2015, we did not have any foreign currency derivatives outstanding.

Item 4.  Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) was performed under the supervision, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 4, 2015 to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended July 4, 2015, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") released its Internal Control-Integrated Framework (the "2013 Framework"). The 2013 Framework updates the COSO's original Internal Control-Integrated Framework (1992), formalizes the principles embedded in the original framework, incorporates business and operating environment changes since the original framework's issuance, broadens the application of internal control in addressing operations and reporting objectives, and clarifies the requirements for determining what constitutes effective internal control. We completed our transition to the 2013 Framework during the three months ended July 4, 2015. The transition did not have a significant impact on our underlying compliance with the applicable provisions of the Sarbanes-Oxley Act of 2002, including internal control over financial reporting and disclosure controls and procedures.

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

In early 2014, separate Inter Partes Review petitions were filed by Mitsubishi Plastics, Inc., LG and SK Innovations Co. seeking to invalidate our patent covering our ceramic coating technology. The Patent Trial and Appeal Board instituted proceedings for each, but not on all asserted grounds. In June 2015, Ube Maxell Co., Ltd. filed an Inter Partes Review petition seeking to invalidate our patent covering our ceramic coating technology.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides detail about our share repurchase activity during the three months ended July 4, 2015:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
April 5, 2015 — May 2, 2015	—	$—	—	4,050,000
May 3, 2015 — May 30, 2015 (2)	26	59.82	—	4,050,000
May 31, 2015 — July 4, 2015	—	—	—	4,050,000
Total	26	$58.96	—	4,050,000

(1)         In May 2014, the Company announced that its Board of Directors authorized the repurchase of up to 4,500,000 shares of the Company’s common stock. The share repurchase program has no expiration date. As of July 4, 2015, the
Company had repurchased 450,000 shares of common stock under the May 2014 repurchase program.

(2)         The Company withheld and repurchased 26 shares of common stock in May 2015 to satisfy certain employees’
withholding tax liabilities related to restricted stock grants.

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

Date: August 13, 2015		POLYPORE INTERNATIONAL, INC.

	By:	/s/ Robert B. Toth
Robert B. Toth
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Lynn Amos
Lynn Amos
Chief Financial Officer
(principal financial officer and principal accounting officer)